Form 10-K
period 2019-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2020-03-16
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019 was approximately $215,153,406 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 11, 2020, there were 60,074,698 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders scheduled to be held on May 28, 2020 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

•	our continued compliance with all of our obligations under the 2017 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	rapid changes in digital advertising;
•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
•	the impact of changing preferences, if any, among U.S. Hispanic audiences for Spanish-language programming, especially among younger age groups;
•	the impact of changing preferences, if any, among audiences favoring newer forms of media over traditional media, such as television and radio;
•	the ability to keep up with rapid technological and other changes, and compete effectively, in new forms of media, including digital media, and changes within digital media;
•	the possible impact on our business as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc., or Univision;
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2017 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;
•	our ability to implement effective internal controls to address the material weakness identified in this report;
•	industry-wide market factors and regulatory and other developments affecting our operations;
•	the ability to manage our growth effectively, including having personnel and other resources for both operational and administrative functions;
•	uncertain economic conditions, including without limitation those resulting from a public health crisis such as the COVID-19 coronavirus;
•	the impact of any potential future impairment of our assets;
•	risks related to changes in accounting interpretations;
•	consequences of, and uncertainties regarding, foreign currency exchange including fluctuations thereto from time to time;

•	legal, political and other risks associated with our operations located outside the United States;
•

the effect of changes in broadcast transmission standards by the Advanced Television Systems Committee's 3.0 standard (“ATSC 3.0”), as they are adopted in the broadcast industry and as they may impact our ability to monetize our spectrum assets; and

•	the uncertainty and impact, including additional and/or changing costs, of mandates and other obligations that may be imposed upon us as a result of federal healthcare laws.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 31 below.

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

We own and/or operate 56 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. Our television operations comprise the largest affiliate group of both the top-ranked Univision television network and Univision’s UniMás network, with television stations in 19 of the nation’s top 50 U.S. Hispanic markets. According to Nielsen Holdings plc, or Nielsen, Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households during primetime. Univision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours. For a more complete discussion of our relationship with Univision, please see “Our Relationship with Univision” and “Television – Television Programming” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”; and for a discussion of various risks related to our relationship with Univision, please see “Risk Factors.”

We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and operate 49 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also sell advertisements and syndicate radio programming to more than 100 markets across the United States.

We provide digital advertising solutions that allow advertisers to reach primarily online Hispanic audiences worldwide. We operate proprietary technology and data platforms that deliver digital advertising in various advertising formats that allow advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites, the digital media sites of our publisher partners, and on other digital media sites we access through third-party platforms and exchanges.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, retransmission consent agreements that are entered into with multichannel video programming distributors, or MVPDs, and from agreements associated with our television stations’ spectrum usage rights. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. In our television and radio segments, we recognize advertising revenue when commercials are broadcast. In our digital segment, we recognize advertising revenue when display or other digital advertisements record impressions on the websites of our third party publishers or as the advertiser’s previously agreed-upon performance criteria are satisfied. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts we have entered into directly with agencies, we record net revenue from these agencies.

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

Our net revenue for the year ended December 31, 2019 was approximately $273.6 million. Of this amount, revenue generated by our television segment accounted for approximately 55%, revenue generated by our digital media segment accounted for approximately 25%, and revenue generated by our radio segment accounted for approximately 20%, of total revenue.

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

Business Strategy

Our strategy is to reach Hispanic audiences primarily in the United States, Mexico and other markets in Latin America. We own and/or operate media properties in 14 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we own and/or operate media properties in 10 of the 15 fastest-growing markets. We believe that targeting the U.S. Hispanic market will continue to translate into revenue growth in the future, including for the following reasons:

•

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. More than 59 million Hispanics live in the United States, accounting for approximately 18% of the total U.S. population, according to the U.S. Census Bureau. The overall Hispanic population is growing at eight times the rate of the non-Hispanic population and is expected to grow to 72 million, or approximately 21% of the total U.S. population, by 2024. Approximately 66% of the total future growth in the U.S. population through 2024 is expected to come from the Hispanic community.

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

•

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We also believe that the larger average size and younger median age of Hispanic households (averaging 3.3 persons and 31.7 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 45.8 years of age) lead Hispanics to spend more per household in many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average non-Hispanic U.S. household, the average U.S. Hispanic household spends 2% more per year than the average U.S. non-Hispanic household on food at home, 9% more on quick service restaurants, 32% more on children’s clothing, 21% more on footwear, 11% more on soaps, detergents and other cleaning products and 18% more on cellular phone services. We expect U.S. Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

•

Spanish-Language Advertising. According to AdAge, over $9.4 billion of total advertising expenditures in the United States were placed with Spanish-language media in 2018, the most recent year for which such data is available, of which approximately 90% was placed with Spanish-language television, radio and digital advertising.

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

Our television operations comprise the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. Univision’s primary network, together with its UniMás network, have 31% more television prime time audience share than the Telemundo network among Hispanics 2+ years of age as of May 2019, according to Nielsen. In addition, Univision reports that the UniMás network was set to finish 2019 as the third most viewed Spanish-language broadcaster in prime time, behind Univision and Telemundo. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, seven days a week, including a prime time schedule on its primary network of substantially all first-run programming throughout the year. We believe that the breadth and diversity of Univision’s programming, combined with our local news and community-oriented segments, provide us with an advantage over other Spanish-language and English-language media in reaching U.S. Hispanic viewers. Our local content is designed to meet the needs of our communities and brand each of our stations as the best source for relevant community information that accurately reflects local interests and needs.

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

Distribute News and Other Content Across Our Television, Radio and Digital Properties. We develop our own news, entertainment and lifestyle content, radio shows and podcasts including “Neteando con Kate y Jessica”, featuring actress Kate del Castillo, and produce a Sunday morning political talk show, “Política Ya with Tsi-Tsi-Ki Félix”. We also employ our own White House correspondent in Washington, D.C. We distribute this content across our television, radio and digital properties. In addition, through Entravision Radio Network, we syndicate, distribute and sell some of our radio programs including “El Show de Piolin” and “El Show de Alex ‘El Genio’ Lucas” across a network of more than 300 radio stations, which includes our radio stations as well as other radio stations that we do not own or operate, in more than 100 markets throughout the United States. In addition, we broadcast and syndicate National Football League, or NFL, games, such as Sunday Night Football, Monday Night Football, the NFL playoffs, including the Super Bowl, and the Pro Bowl, in Spanish, on 16 radio stations. We also broadcast Mexican National Soccer team matches through our partner Futbol de Primera, including a one-hour soccer program with general soccer updates and interviews, on 14 radio stations. We will also broadcast the 2022 FIFA World Cup.

Extend the Reach and Accessibility of Our Brands Through Our Digital Segment. In recent years, we have also expanded the distribution of our content through our digital platforms, such as the content we offer on the Internet and mobile phones. We believe that our digital segment offers opportunities to further enhance the relationships we have with our audiences by allowing them to engage and share our content in new ways, while providing us with new distribution channels for one-to-one communication with them.

Continuing to Offer Advertisers an Integrated Platform of Services. We believe that our diversified media portfolio provides us with a competitive advantage in targeting the Hispanic consumer. We offer advertisers the opportunity to reach potential customers through an integrated platform of services that includes television, radio and digital properties. Currently, we operate some combination of television and radio in 11 markets, which we sometimes refer to as combination markets, and, where possible, we also combine our television and radio operations, which have the effect of creating certain cost savings. In all of our markets, we believe that our digital platforms complement our television and/or radio operations in an effort to create value-added advertising opportunities for our advertisers.

Continuing to Innovate and Invest in Technology and Data. We continue to make investments in our digital media segment, including sales tools and research and development, to further increase the efficiency and effectiveness of our television, radio and digital media advertising platforms.

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

We plan to continue to evaluate opportunities to make future acquisitions as opportunities present themselves, including digital companies, spectrum assets with high potential for future monetization, and additional media properties in existing markets that will enhance our offerings primarily to the U.S. Hispanic marketplace and create opportunities to save costs on overhead.

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

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2019 and 2018, retransmission consent revenue accounted for approximately $35.4 million and $35.1 million, respectively, of which $27.3 million and $28.2 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

On October 2, 2017, we entered into the current network affiliation agreement with Univision, which superseded and replaced our prior network affiliation agreements with Univision.  Additionally, on the same date, we entered into the current proxy agreement and current marketing and sales agreements with Univision, each of which superseded and replaced the prior comparable agreements with Univision.  The term of each of these current agreements expires on December 31, 2026 for all of our Univision and UniMás network affiliate stations, except that each current agreement will expire on December 31, 2021 with respect to our Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C.

Univision currently owns approximately 11% of our common stock on a fully-converted basis. Our Class U common stock, all of which is held by Univision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer of such shares of Class U common stock to a third party that is not an affiliate of Univision. In addition, as the holder of all of our issued and outstanding Class U common stock, so long as Univision holds a certain number of shares of Class U common stock, we may not, without the consent of Univision, merge, consolidate or enter into a business combination, dissolve or liquidate our company or dispose of any interest in any FCC license with respect to television stations which are affiliates of Univision, among other things.

Television

Overview

We own and/or operate Univision-affiliated television stations in 24 markets, including 19 of the top 50 Hispanic markets in the United States. Our television operations comprise the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. Univision’s primary network is available in approximately 82% of U.S. Hispanic television households, and is the most watched television network (English- or Spanish-language) among U.S. Hispanic households during prime time among Hispanics 2+ years of age, according to Nielsen. Univision’s primary network, together with its UniMás network, have 31% more prime time audience share than the Telemundo network among Hispanic persons 2+ years of age as of May 2019. We operate both Univision and UniMás affiliates in 20 of our 24 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day, seven days a week. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

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

Approximately eight to ten hours of programming per weekday, including a substantial portion of weekday prime time, are currently programmed with novelas supplied primarily by Grupo Televisa, S.A. de C.V., or Televisa. Although novelas have been compared to daytime soap operas on the English-language television networks, the differences are significant. Novelas, originally developed as serialized books, have a beginning, middle and end, generally run five days per week and conclude four to eight months after they begin. Novelas also have a much broader audience appeal than soap operas, delivering audiences that contain large numbers of men, children and teens, in addition to women, unlike soap operas, whose audiences are primarily women.

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

Our Local Programming. We believe that our local news brands our stations in our television markets. We shape our local news to relate to and inform our audiences. According to Nielsen, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in 12 of our television markets among adults 18-34 and 25-54 years of age, including ties, and in 11 markets among adults 18-49 years of age, including ties. We have made substantial investments in people and equipment in order to provide our local communities with what we believe are quality newscasts. Our local newscasts have won numerous awards, and we strive to be one of the most important community voices in each of our local markets. In several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

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

Our network affiliation agreements with HC2 Network Inc., or HC2, give us the right to broadcast Azteca America network programming on XHAS-TV, serving the Tijuana/San Diego market, through June 30, 2020, and on the secondary program streams of KETF-CD, serving the Laredo market, and KVYE-TV, serving the Yuma-El Centro market, pursuant to at-will arrangements.

Our network affiliation agreements with Fox Broadcasting Company, or Fox, give us the right to broadcast Fox network programming on KFXV-LD with a simulcast on KXFX-CD, each serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and KXOF-CD, serving the Laredo market. These agreements expire on December 31, 2022.

We also have agreements with Master Distribution Service, Inc., an affiliate of Fox, which give us the right to provide ten hours per week of MyNetworkTV network programming on KFXV-LD, KXOF-CD and KPSE-LD. These agreements expire in September 2020 and may be extended for successive one-year periods by mutual consent of the parties.

Our network affiliation agreement with The CW Network, LLC, or CW, gives us the right to broadcast CW network programming through 2021 on KCWT-CD and on the secondary program streams of KFXV-LD and KNVO-TV, each serving the Harlingen-Weslaco-Brownsville-McAllen market, and on XHRIO-TV serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market. As a result of changes in regulations in Mexico, we were required to prepay the license fees for our Mexico broadcast licenses for a period of 20 years. We elected not to make the required prepayment for station XHRIO-TV before the deadline to make such prepayment. As a result, we currently expect to stop broadcasting on this station at the end of the current license term, which expires on December 31, 2021.

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

We broadcast ION Plus network programming on KMCC-TV, serving the Las Vegas market, pursuant to an at-will arrangement with ION Media Stations, Inc., or ION Media. On January 22, 2020, we entered into an agreement with ION Media to sell television station KMCC-TV, serving the Las Vegas area, for $4.0 million. The transaction, which is subject to customary closing conditions, including the prior consent of the FCC, is currently expected to close in the first half of 2020. We expect that we will continue to broadcast ION Plus network programming on KMCC-TV until the closing of the transaction.

Our network affiliation agreement with LATV Networks, LLC, or LATV, gives us the right to broadcast LATV network programming on KTCD-LP, serving the San Diego market, and on secondary program streams of many of our other television stations. Either party may terminate the affiliation with respect to a given station 30 months after the launch of such station. Under the LATV network affiliation agreement, there are no fees paid for the carriage of programming, and we generally retain the right to sell approximately five minutes per hour of available advertising time. Walter F. Ulloa, our Chairman and Chief Executive Officer, is a director, officer and principal stockholder of LATV.

We cannot guarantee that any of our current network affiliation agreements will be renewed beyond their respective expiration dates under their current terms, under terms satisfactory to us, or at all. We do not believe that the termination of any of our network affiliation agreements, other than the one with Univision, would have a material adverse effect on our business and results of operations.

Marketing Agreements. Our marketing and sales agreements with Univision give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates through 2021 in Orlando, Tampa and Washington, D.C. and through 2026 in Albuquerque, Boston and Denver. We have also entered into marketing and sales agreements with other parties in two of our other markets.

Long-Term Time Brokerage Agreements. We program each of XDTV-TV, serving the Tecate/San Diego market; XHAS-TV, serving the Tijuana/San Diego market; and XHRIO-TV, serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, under long-term time brokerage agreements. Under those agreements, in combination with certain of our Mexican affiliates and subsidiaries, we provide the programming and related services available on these stations, but the station owners retain absolute control of the content and other broadcast issues. These long-term time brokerage agreements expire in 2038, 2040 and 2045, respectively, and each provides for automatic, perpetual 30-year renewals unless both parties consent to termination. Each of these agreements provides for substantial financial penalties should the other party attempt to terminate prior to their respective expiration dates without our consent, and they do not limit the availability of specific performance as a remedy for any such attempted early termination. As a result of changes in regulations in Mexico, we were required to prepay the license fees for our Mexico broadcast licenses for a period of 20 years. We elected not to make the required prepayment for station XHRIO-TV before the deadline to make such prepayment. As a result, we currently expect to stop broadcasting on this station at the end of the current license term, which expires on December 31, 2021.

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	331,520	305,640	92.2%	KNVO-TV KTFV-CD (1) KFXV-LD KXFX-CD (1) KCWT-CD (1) KMBH (5)	Univision UniMás Fox Fox CW --
Orlando-Daytona Beach-Melbourne, Florida	11	1,492,640	302,930	20.3%	WVEN-TV (2) W47DA WVCI-LP WOTF-TV	Univision Univision Univision UniMás
Tampa-St. Petersburg (Sarasota), Florida	15	1,800,600	267,820	14.9%	WVEA-TV (2) WFTT-TV	Univision UniMás
Albuquerque-Santa Fe, New Mexico	16	648,350	263,400	40.6%	KLUZ-TV (2) KTFQ-TV	Univision UniMás
San Diego, California	17	981,650	260,040	26.5%	KBNT-CD (1) KHAX-LP KDTF-LD KTCD-LP	Univision Univision UniMás LATV
Washington, D.C.	18	2,351,930	257,990	11.0%	WFDC-TV (2) WMDO-CD (1)(4) WJAL-TV (4)	Univision UniMás SonLife
Denver-Boulder, Colorado	19	1,532,320	246,800	16.1%	KCEC-TV (2) KTFD-TV	Univision UniMás
El Paso, Texas	20	295,070	229,610	77.8%	KINT-TV KTFN-TV	Univision UniMás
Boston, Massachusetts	21	2,302,680	202,820	8.8%	WUNI-TV (2) WUTF-TV	Univision UniMás
Las Vegas, Nevada	23	743,220	179,890	24.2%	KINC-TV KNTL-LP KWWB-LP KELV-LD KMCC-TV (6)	Univision Univision Univision UniMás ION Plus
Corpus Christi, Texas	28	188,210	113,700	60.4%	KORO-TV KCRP-CD (1)	Univision UniMás
Hartford-New Haven, Connecticut	29	885,890	111,910	12.6%	WUVN-TV (4) WUTH-CD (1)(4)	Univision UniMás
Monterey-Salinas-Santa Cruz, California	35	202,080	77,360	38.3%	KSMS-TV (4) KDJT-CD (1)(4) KCBA-TV (2)	Univision UniMás Fox
Odessa-Midland, Texas	37	141,600	71,300	50.4%	KUPB-TV	Univision
Yuma, Arizona-El Centro, California	39	99,710	67,300	67.5%	KVYE-TV KAJB-TV (2)	Univision UniMás
Laredo, Texas	42	65,330	64,410	98.6%	KLDO-TV KETF-CD (1) KXOF-CD (1)	Univision UniMás Fox
Colorado Springs-Pueblo, Colorado	44	327,530	62,210	19.0%	KVSN-TV KGHB-CD (1)	Univision UniMás

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Palm Springs, California	49	147,650	57,070	38.7%	KVER-CD (1) KVES-LD KEVC-CD (1) KMIR-TV KPSE-LD	Univision Univision UniMás NBC MyNetworkTV
Santa Barbara-Santa Maria-San Luis Obispo, California	50	195,870	53,650	27.4%	KPMR-TV K17GD-D (1) K32LT-D (1) KTSB-CD (1) K10OG-D (1)	Univision Univision Univision UniMás UniMás
Lubbock, Texas	51	143,380	53,420	37.3%	KBZO-LD	Univision
Wichita-Hutchinson, Kansas	60	378,930	42,390	11.2%	KDCU-TV	Univision
Reno, Nevada	61	254,040	42,150	16.6%	KREN-TV KRNS-CD (1)	Univision UniMás
Springfield-Holyoke, Massachusetts	63	231,600	39,120	16.9%	WHTX-LD	Univision
San Angelo, Texas	94	50,220	18,050	35.9%	KEUS-LD KANG-LP	Univision UniMás
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XHDTV-TV (3)	Milenio
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV (3)	Azteca America
Matamoros, Tamaulipas, Mexico (Harlingen- Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV (3)	CW

Source: Nielsen Media Research 2020 universe estimates.

(1)	“CD” in call signs indicates that a station is operated as a Class A digital television service. Certain stations without this “CD” designation are also Class A stations.
(2)	We provide the sales and marketing function of this station under a marketing and sales arrangement.
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

(5)	We acquired station KMBH in 2019. The station is presently under construction in order to operate with modified facilities. Upon completion of the work in 2020, we will make a programming decision.
(6)	We have entered into an agreement to sell station KMCC. The transaction is expected to close in the first half of 2020.

Digital Television Technology. As we continue to enhance digital television transmission technology for our television stations, we are operating in an environment where we can decide the resolution and number of broadcast streams we provide in our over-the-air transmissions. Depending upon how high a resolution level at which we elect to transmit our programming, we have the potential to transmit over-the-air broadcast streams containing multiple program streams using the bandwidth authorized to each digital station. The transmission of such multiple programming streams is often referred to as multicasting. We currently are multicasting network programming streams, including LATV and other network programming streams, at most of our stations, along with our primary network program streams. We periodically evaluate these multicasting operations as well as the amount of bandwidth we must allocate to our primary program streams and may consider either expanding or limiting our multicasting operations, or keeping these multicasting operations substantially as at present, in the future. We also continue to monitor developments in digital television technology. The ATSC sets the industry standards (including the current ATSC 1.0) for the technical operation of digital broadcast television stations. ATSC 3.0 is a major revision of the ATSC standards and comprises around 20 standards covering different aspects of the system. The industry standards are designed to offer support for newer technologies, that will allow enhanced video quality, datacasting capabilities, individualized advertising messages, and more robust mobile television support. Television industry observers believe that the combination of these functionalities will enable television broadcasters to engage successfully in new commercial endeavors, not previously available on broadcast television, such as targeted commercial advertising. In November 2017, the FCC approved regulations allowing broadcast stations to offer, on a voluntary basis, ATSC 3.0 services (which the FCC has called Next Gen TV).  In doing so, broadcast television stations must offer ATSC 3.0 services alongside a standard ATSC 1.0 digital signal and there will not be a mandatory transition.  We are considering how we will participate in the adoption of ATSC 3.0 technology and we are awaiting the development and sale of the necessary equipment to transmit and receive such broadcast signals, which is expected to begin in 2020, as well as how ATSC 3.0 is adopted and accepted by viewers and advertisers.

Television Revenue

Approximately 67% of the revenue generated from our television operations in 2019 was derived from local and national advertising revenue, approximately 24% from retransmission consent revenue, and approximately 9% from spectrum usage rights.

National Advertising. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. We typically engage national sales representative firms to work with our station sales managers and solicit national advertising sales, and we pay certain sales representation fees to these firms relating to national advertising sales. Under our network affiliation agreement with Univision, Univision acts as our sales representative for the sale of national advertising on our Univision and UniMás affiliate television stations, and advertisers which have purchased during 2019 national advertising on these affiliate stations include Charter Communications, Inc., Nissan Motor Co., Ltd., Toyota Motor Corporation, Cox Communications, Inc., Ford Motor Company, H-E-B, General Motors Company, Honda Motor Company, Ltd., AT&T Inc. and Conn’s, Inc. Azteca America acts as our national sales representative for the sale of national advertising on our Azteca America affiliate station, and Katz Communications, Inc. acts as our national sales representative for the sale of national advertising on KMIR-TV and KPSE-LD in the Palm Springs market and on our stations that broadcast Fox and CW programming. In 2019, national advertising accounted for approximately 31% of our total television revenue.

Local Advertising. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s local sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2019, local advertising accounted for approximately 36% of our total television revenue.

Retransmission Consent Revenue. We generate retransmission consent revenue from retransmission consent agreements that are entered into with MVPDs. This revenue represents payments from these entities for access to our television station signals so that they may rebroadcast our signals on their services and charge their subscribers for this programming. In addition, we generally pay either a per subscriber fee to or share certain of the retransmission consent revenue received from MVPDs with the network providing the programming, which is known in the television industry as reverse network compensation.

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

As a result of the adoption of legislation in late 2014, modifying the Communications Act of 1934, or the Communications Act, we are no longer able to negotiate retransmission consent agreements with other television stations located in the same television market.  The application of this statutory modification prevents us from negotiating with Univision in the six television markets where we and Univision both own television stations. We now handle our negotiations directly with MVPDs in those markets where we and Univision are both station owners.

In 2019, retransmission consent revenue accounted for approximately 24% of our total television revenue.

Revenue from Spectrum Usage Rights. We generate revenue from agreements associated with our television stations’ spectrum usage rights from a variety of sources, including but not limited to entering into agreements with third parties to utilize spectrum for the broadcast of their multicast networks, charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference from our broadcasting operations and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements.  Revenue from such agreements is recognized over the period of the programming agreements or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference. In 2019, revenue from spectrum usage rights accounted for approximately 9% of our total television revenue.

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

Nielsen ratings provide advertisers with an industry-accepted measure of television viewing. Nielsen offers a ratings service measuring all television audience viewing. In recent years, Nielsen has modified the methodology of its ratings service in an effort to more accurately measure U.S. Hispanic viewing by using language spoken in the home as a control characteristic of its metered market sample. Nielsen has also added weighting by language as part of its local metered market methodology in many of our metered markets. Nielsen also continues to improve the methods by which it electronically measures television viewing, including using return path data, which is information acquired from MVPDs and direct broadcast satellite, or DBS, services, and has expanded its Local People Meter service to several of our markets. We believe that these improvements will continue to result in more accurate ratings, allowing our advertisers to more precisely target our viewers. We have made significant investments in experienced sales managers and account executives and have provided our sales professionals with research tools to continue to attract major advertisers.

Television Competition

We face intense competition in the television broadcasting business. In each local television market, we compete for viewers and revenue with other local television stations, which are typically the local affiliates of the four principal English-language television networks, NBC, ABC, CBS and Fox and, in certain markets, the CW Network. In certain markets, we also compete for Spanish-language viewers with the local affiliates or owned and operated stations of Telemundo, the Spanish-language television network owned by Comcast Corporation, as well as the Azteca America network and other Spanish-language networks. Telemundo is the second-largest provider of Spanish-language content worldwide. Telemundo’s multiple platforms include the Telemundo Network, a Spanish-language television network featuring original productions, theatrical motion pictures, news and sporting events. Several of the companies with which we compete have significantly greater resources and longer operating histories than we do.

We also directly or indirectly compete for viewers and revenue with both English- and Spanish-language independent television stations, other video media (including online, mobile and on demand), suppliers of cable television programs, direct broadcast satellite systems, newspapers, magazines, radio, software applications for mobile media devices, or apps, and other forms of entertainment and advertising. In certain markets we operate radio stations that indirectly compete for local and national advertising revenue with our television stations. Additionally, advertisers allocate finite advertising budgets across different media. We believe the advent of new technologies and services may result in continued emphasis by certain advertisers on these new technologies and services as compared to legacy media, such as television.

We believe that our primary competitive advantages are the quality of the programming we receive through our affiliation with Univision and the quality of our local news programming. According to Nielsen, Univision’s primary network is the most-watched Spanish-language network in the United States during prime time among U.S. Hispanics. Similarly, our local news achieves strong audience ratings. Also according to Nielsen, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in 12 of our television markets among adults 18-34 and 25-54 years of age, including ties, and in 11 markets among adults 18-49 years of age, including ties.

Radio

Overview

We own and operate 49 radio stations (38 FM and 11 AM), 46 of which are located in the top 50 Hispanic markets in the United States, and we operate the Entravision Radio Network, through which we sell advertisements and provide syndicated radio programming to more than 100 markets across the United States. According to Nielsen Media Research, our radio stations broadcast into markets with an aggregate of approximately 20 million U.S. Hispanics, which is approximately 40% of the Hispanic population in the United States. Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with all locally produced programming.

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

Radio Formats. Each of our three radio networks produce a music format that is simultaneously distributed via MPLS with a high definition quality sound to our stations. Each of these formats appeals to different listener preferences:

•

“La Tricolor” airs on 13 of our stations and primarily targets male Hispanic listeners 18-49 years of age.  The format features Mexican regional music and includes “El Flaco y su Pandilla” in the mornings, “Carla La Plebe” during midday hours and “Erazno y La Chokolata”, a parody-based comedy program hosted by Oswaldo Diaz, with whom we have an affiliation agreement, in the afternoon drive.

•

“La Suavecita” is a Mexican regional music format primarily targeting Hispanic women 25-49 years of age and Hispanic adults 25-54 years of age, which airs on 14 of our stations.  The format features Grupero/Cumbia music and includes “El Genio” Alex Lucas in the mornings; “El Show de Piolin” during midday hours; “Armida y La Flaka” in afternoon drive; and “Evenings with Mayra” at night.

•	“José, Toca las de tu Rancho”, which airs on four of our stations, features Mexican regional music from the 1930s through the 1980s and primarily targets Hispanic adults 35-64 years of age.

We broadcast National Football League games in Spanish, such as Sunday Night Football, Monday Night Football, the NFL playoffs, including the Super Bowl, and the Pro Bowl, on 16 radio stations. We also broadcast Mexican National Soccer team matches through our partner Futbol de Primera, including a one-hour soccer program with general soccer updates and interviews, on 14 radio stations. We will also broadcast the 2022 FIFA World Cup.

Our radio networks are broadcast in 13 of the 16 radio markets that we serve. In addition, in markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe appeals to local listeners, including the following:

•

“José”, which airs in the Los Angeles market and is different from our “José, Tocas las de tu Rancho” radio network, primarily targets Hispanic adults 25-54 years of age, This personality-driven format features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, and features “El Genio” Alex Lucas in the mornings; “El Show de Piolin” in daytime; “Erazno y La Chokolata” in the afternoon drive; “Armida y La Flaka” in the evening; “Misterios Ocultos” with Mayra Berenice at night.

•	“Viva Cumbia y Mas”, which airs in the Los Angeles market, primarily targets Hispanic adults 25-49 years of age and features top Cumbia artists.
•	In the El Paso market, we program “The Fox”, an English-language format that features classic rock and pop hits from the 1960s through the 1980s and primarily targets adults 25-54 years of age;
•

In the McAllen market, we program two English-language formats, “Q94.5 The Rock”, a classic rock-oriented format that primarily targets males 18-49 years of age, and “107.9 Mix FM”, a hit-based adult contemporary format targeting primarily women 18-49 years of age;

•	In the Orlando market, we program “Salsa 98.1”, a Spanish-language tropical hits format that features salsa, merengue and bachata and primarily targets Hispanic adults 25-54 years of age;
•

In the El Paso, Lubbock and Stockton markets, we program “TUDN”, a Spanish-language sports talk format that primarily targets Hispanic adults 18-54 years of age, that is provided to us by Univision Radio Inc., an affiliate of Univision, pursuant to a network affiliation agreement; and

•	In the Sacramento and Stockton markets, we program “Fuego”, a contemporary hit station presenting a music fusion from today’s top trending global music movement, Latin Urban.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	José (1) Viva Cumbia y Mas (1) Viva Cumbia y Mas (1) La Suavecita José (1) José (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	La Suavecita
Phoenix, Arizona	8	KLNZ-FM KDVA-FM KVVA-FM KBMB-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor La Suavecita (1) La Suavecita (1) José, Toca las de tu Rancho
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) La Tricolor La Suavecita Adult Contemporary (English)
Orlando-Daytona Beach-Melbourne, Florida	11	WNUE-FM	98.1	MHz	Salsa 98.1
Sacramento-Stockton-Modesto, California	12	KRCX-FM KNTY-FM KHHM-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	La Tricolor José, Toca las de tu Rancho Fuego La Suavecita La Tricolor TUDN La Suavecita (1) Fuego
Albuquerque-Santa Fe, New Mexico	16	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	La Suavecita José, Toca las de tu Rancho
Denver-Boulder, Colorado Aspen, Colorado	19	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	La Suavecita La Tricolor José, Toca las de tu Rancho La Tricolor
El Paso, Texas	20	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	Oldies (English) La Suavecita La Tricolor TUDN La Suavecita
Las Vegas, Nevada	23	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	La Suavecita La Tricolor
Monterey-Salinas-Santa Cruz, California	35	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor La Suavecita Time Brokered (2)
Yuma, Arizona-El Centro, California	39	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	La Suavecita La Tricolor Time Brokered (2)
Palm Springs, California	49	KLOB-FM	94.7	MHz	La Suavecita
		KPST-FM	103.5	MHz	La Tricolor
Lubbock, Texas	51	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor TUDN
Reno, Nevada	61	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2020 universe estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Radio Advertising

Substantially all of the revenue generated from our radio operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force, in each of our markets, that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2019, local advertising revenue accounted for approximately 69% of our total radio revenue.

National. National advertising revenue generally represents spot and network revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. Since December 2019, Katz Communications, Inc., has acted as our national sales representative to solicit national spot advertising sales on all of our radio stations, and we act as our own network sales representative. Prior to December 2019, Entravision Solutions, one of our divisions, typically acted as our national sales representative to solicit national advertising sales on our Spanish-language radio stations. In 2019, national advertising revenue accounted for approximately 31% of our total radio revenue.

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

Radio Competition

We face intense competition in the radio broadcasting business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to maintain and increase our market share of overall radio advertising revenue and the economic health of the market and the nation. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast and cable television, magazines, outdoor advertising, satellite-delivered radio services, apps, podcasts and other forms of digital audio delivery, and direct mail advertising. In addition, in certain markets we operate television stations that indirectly compete for local and national advertising revenue with our radio business. Our primary competitors in our markets in Spanish-language radio are Univision, iHeartMedia Inc. (formerly Clear Channel Communications Inc.) and Spanish Broadcasting System, Inc. These and many of the other companies with which we compete are companies that have significantly greater resources and longer operating histories than we do.

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

The radio industry is subject to competition from new media technologies that are being developed or introduced, such as:

•

audio programming available on cable television systems, broadcast satellite-delivered audio services, over-the-top, or OTT, services on Internet-connected televisions, Internet content providers, streaming audio available over mobile devices via multiple platforms, including easy-to-use mobile apps, podcasts, smart speakers and other digital audio broadcast formats and playback mechanisms;

•

satellite- and internet protocol network-delivered digital audio services—with both commercial-free and lower commercial load channels—which have expanded their subscriber base and have introduced dedicated Spanish-language channels and linear streams of over-the-air radio stations; and

•	In-Band On-Channel™ digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional high definition FM radio services.

Advertisers allocate finite advertising budgets across different media. We believe that the advent of new technologies and services may result in continued emphasis by certain advertisers on these new technologies and services as compared to legacy media, such as radio. Accordingly, while we also believe that none of these new technologies and services can completely replace local broadcast radio stations due to the element of localism that broadcast radio offers, the challenges we face in our radio operations from new technologies and services will continue to require attention from management. Among other things, we intend to continue to review potential opportunities to utilize new technologies in our radio operations where appropriate.

Digital

Overview

We provide digital advertising solutions that allow advertisers to reach global online audiences, through operations that are located primarily in Spain, Mexico, Argentina and other countries in Latin America. We operate proprietary technology and data platforms that deliver digital advertising in various advertising formats to allow advertisers to reach those audiences across a wide range of Internet-connected devices on our owned and operated digital media sites, the digital media sites of our publisher partners, or owners of Internet and mobile sites and apps, that contain premium digital content and digital advertising inventory who provide us with access to their digital advertising inventory, and on other digital media sites we access through third-party platforms and exchanges. We access data from these digital media sites and apps and apply our proprietary data analytics capabilities to better target and aggregate audience segments that will be relevant to individual advertisers, while allowing the publishers of digital media sites and apps to better sell their digital advertising inventory.

Our Solutions and Technology Platforms

Through our suite of digital advertising solutions, we offer advertisers the opportunity to reach and engage with their target audiences by providing access to premium digital inventory at scale across a wide range of Internet-connected devices. Our solutions include the Smadex platform, which enables clients to electronically purchase and manage data-driven advertising campaigns. This practice – the purchase and sale of advertising inventory electronically – is referred to as programmatic advertising. Programmatic advertising, in addition to being automated, also enables more precise audience targeting. Our significant audience reach, access to a large volume of digital advertising space, sophisticated targeting capabilities and broad array of advertising formats allow us to deliver marketing solutions that can help grow our clients’ businesses. Through data analytics, we also enable advertisers to gain insights into the performance of their advertising campaigns and manage those campaigns with a view toward maximizing return on their advertising investment.

We believe that key benefits of our digital advertising solutions include the following:

Sophisticated targeting. Our platforms and solutions specifically identify and reach online audiences across a wide range of Internet-connected devices.

We believe that one of the main strengths of our platform is that it accesses and analyzes large amounts of data to provide a multidimensional view of individual consumer profiles on an anonymous basis. This understanding allows advertisers to reach and engage consumers more effectively.

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

Brand safety.  Our proprietary technology contextually evaluates the content of digital media sites on which we deliver advertisements in order to identify content that is most appropriate or desirable for an individual advertiser, and also ensure that advertisements are not being delivered within content that is identified as objectionable to the advertiser, such as content that contains distasteful or obscene language, violence, gambling, sex or criminal activity, which we refer to as brand safety. We believe that the combination of our practice of selecting publisher partners and our proprietary technology provides a high level of brand safety for our advertisers.

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

We generate digital revenue by delivering digital advertisements on digital media sites across a wide range of Internet-connected devices. Advertisers and agencies typically purchase advertising from us through campaigns that are sold and managed by our direct sales force, which we refer to as managed campaigns. Managed campaigns provide advertisers with a higher degree of “white glove” customer service, with dedicated account teams that use an automated platform to deliver advertising campaigns for advertisers.

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

Our Digital Customers

Our digital customer base consists primarily of advertisers of all sizes and the advertising agencies that represent them. For the year ended December 31, 2019, we had over 3,000 advertising clients, including top brand advertisers from nearly all major industries, including automotive, consumer products, services, healthcare, telecommunications, travel, retail, finance and media. We do not believe that our business is substantially dependent upon any individual advertiser or industry, and no individual advertiser represented more than 5% of our digital revenue for the year ended December 31, 2019.

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

Digital Competition

The digital advertising market is dynamic, rapidly changing and highly competitive, influenced by technological advances as well as trends in both the overall advertising and digital advertising markets. We compete with large online digital companies such as Facebook, Inc. and Google, Inc., as well as other publishers who attract advertisers to their digital offerings, as well as other advertising technology companies and advertising networks. In the television and radio broadcast space, our digital operations also compete for advertising commitments with television broadcasters, cable television networks, radio broadcasters, print media and other traditional publishers. Many of our competitors in this space have significant client relationships, much larger financial resources and longer operating histories than we have. Moreover, as many advertisers seek automation and enhanced targeting of increasingly fragmented audiences, they are moving a greater percentage of their advertising budgets to programmatic channels. As a result, we face more competition from online digital companies that have allocated resources to the automated buying and selling of advertising inventory through traditional channels, like desktop and new and developing channels, including mobile.

We believe that the principal competitive factors in digital media include effective audience targeting capabilities, multi-device campaign delivery capability, proven and scalable technologies, audience scale and reach, relationships with leading advertisers and their respective agencies, brand awareness and reputation, ability to gather and use data to deliver more relevant advertisements, ability to ensure brand safety, ability to prevent click fraud, use of analytics to effectively measure performance and ability to adapt to rapidly changing technologies that both respond to, and influence, consumer expectations. We believe that we compete favorably with respect to all of these factors and that we are well-positioned to be a leading provider of digital advertising solutions to reach audiences globally.

Seasonality

Seasonal net revenue fluctuations are common in television and radio broadcasting and digital media, and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In our television and radio segments, our second and third fiscal quarters generally produce the highest net revenue for the year. In our digital segment, net revenue generally increases in each fiscal quarter over the course of the year. In addition, advertising revenue across our segments is generally higher during presidential election years (2020, 2024, etc.), resulting from significant political advertising and, to a lesser degree, Congressional mid-term election years (2022, 2026, etc.), resulting from increased political advertising, compared to other years.

Intellectual Property

We believe that our ability to protect our intellectual property is an important factor in the success and continued growth of our business. We protect our intellectual property through a combination of trade secrets law, copyrights, trademarks and contracts. We have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment of inventions agreements with employees, independent contractors, consultants and companies with which we conduct business. While we believe that such measures are generally effective, we cannot guarantee that such measures will adequately protect our intellectual property from use, misuse or infringement by others

In the course of our business, we use various trademarks, trade names and service marks, including our logos and FCC call letters, in our advertising and promotions, as well as proprietary technology platforms and other technology. Some of our technology relies upon third party licensed intellectual property. We do not hold or depend upon any material patent, government license, franchise or concession, except for our broadcast licenses granted by the FCC.

Employees

As of December 31, 2019, we had approximately 1,104 full-time employees worldwide.  Approximately 782 of those full-time employees were in the United States, including 557 full-time employees in our television segment, 194 full-time employees in our radio segment and 31 full-time employees in our digital media segment. As of December 31, 2019, three of our full-time television segment employees in the United States were represented by a labor union that has entered into a collective bargaining agreement with us.

We had 45 full-time employees in Mexico in our television segment as of December 31, 2019, of whom 24 were covered by a collective bargaining agreement. That agreement was most recently renewed on February 1, 2019 for a term of two years.

In our digital segment, we had 112 full-time employees in Argentina, 102 full-time employees in Spain, 16 full-time employees in Uruguay, 15 full-time employees in Mexico, nine full-time employees in Israel, nine full-time employees in Colombia, nine full-time employees in Brazil, two full-time employees in Chile, two full-time employee in the United Kingdom, and one full-time employee in Costa Rica as of December 31, 2019. None of these employees was a member of a union or covered by a collective bargaining agreement.

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

Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. Such matters may include:

•	changes to the license authorization process;
•	proposals to impose spectrum use or other fees on FCC licensees;
•	proposals to impose a performance tax on the music broadcast on commercial radio stations and the fees applicable to digital transmission of music on the Internet;
•	proposals to change rules relating to political broadcasting including proposals to grant free airtime to candidates;
•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;
•	proposals dealing with the broadcast of profane, indecent or obscene language and the consequences to a broadcaster for permitting such speech;
•	technical and frequency allocation and usage matters;
•	modifications to the operating rules for digital television and radio broadcasting rules on both satellite and terrestrial bases;
•

the implementation or modification of rules governing the carriage of local television signals by DBS services and cable television systems and the manner in which such parties negotiate such carriage arrangements;

•	changes in local and national broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution rules;
•

changes in the procedures whereby full-service broadcast stations are carried on MVPDs (cable television and direct-broadcast satellite systems) either on a must-carry or retransmission consent basis and how compensation systems and negotiating processes involving broadcasters and MVPDs might be modified;

•	proposals to modify the regulation of telephone and text messaging-based marketing;
•	changes in the operating rules and policies for AM and FM broadcasting; and
•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

A time brokerage agreement with another television or radio station in the same market creates an attributable interest in the brokered television or radio station as well for purposes of the FCC’s local television or radio station ownership rules, if the agreement affects more than 15% of the brokered television or radio station’s weekly broadcast hours. Likewise, a joint sales agreement (“JSA”) involving radio stations creates a similar attributable interest for the broadcast station that is undertaking the sales function. As for television stations, the FCC adopted and then eliminated the concept of attribution for television JSAs, in its quadrennial ownership proceeding that is subject to judicial review. The action involving the elimination of attribution for television stations was an issue in the judicial review of the FCC’s 2014 Quadrennial Review of media ownership provisions.  The U.S. Court of Appeals for the Third Circuit, or the Third Circuit, has reversed and remanded the FCC’s decision.  The FCC is currently determining whether to seek review by the U.S. Supreme Court. Depending on whether or not such review is taken, and the results thereof, the FCC will then have to decide how to respond to the issues raised by the Third Circuit. At this time, we cannot determine the impact of the Third Circuit’s decision on our business.

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

Among the actions ultimately taken by the FCC were ones to eliminate the newspaper/broadcast cross-ownership rule, eliminate the radio-television cross-ownership rule, eliminate the so-called “eight voices” test that made it difficult to own more than one station in a smaller market, and to allow for a case-by-case review of the prohibition on ownership of the two of the top four stations in a market. The 2014 proceeding was ultimately completed in late 2016, then reconsidered in late 2017 as part of the 2014 Quadrennial Review. As previously discussed, the Third Circuit has reversed and remanded the FCC’s action. A new Quadrennial Review was commenced in late 2018 and has not yet resulted in any definitive action on the FCC’s part.

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

In establishing a national cap by statute, Congress did not make mention of the FCC’s UHF discount policy, whereby UHF stations are deemed to serve only one-half of the population in their television markets. The FCC had abolished its UHF discount policy, but grandfathered ownership interests in place at the time of the decision. However, that decision was reconsidered by the FCC and the UHF discount policy was reinstated. The FCC is now undertaking a proceeding to determine whether and how to apply the UHF discount policy as digital stations operating in the UHF mode do not face any operational problems in transmitting their signals to their broadcast markets.

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

The FCC requires that licensees must not discriminate in hiring practices. It has adopted rules that require us to adhere to certain outreach practices when hiring personnel for our stations and to keep records of our compliance with these requirements. The FCC’s Equal Employment Opportunity, or EEO, rules set forth a three-pronged recruitment and outreach program for companies with five or more full-time employees that requires the wide dissemination of information regarding full-time vacancies, notification to requesting recruitment organizations of such vacancies, and a number of non-vacancy related outreach efforts such as job fairs and internships. Stations are required to collect various information concerning vacancies, such as the number filled, recruitment sources used to fill each vacancy, and the number of persons interviewed for each vacancy. While stations are not required to routinely submit information to the FCC, stations must place an EEO report containing vacancy-related information and a description of outreach efforts in their public file annually. Stations must submit the preceding two years of their annual EEO public file report as part of their renewal applications. Stations also must place their EEO public file report on their Internet websites, if they have one. The EEO rules do not materially affect our operations. Failure to comply with the FCC’s EEO rules could result in sanctions or the revocation of station licenses.

The FCC rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, provided that the contours of the radio stations overlap in a certain manner. The FCC is presently considering whether to abolish this rule.

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

For the three-year period commencing on January 1, 2018, we generally elected “retransmission consent” in notifying the MVPDs that carry our full-service television programming in our television markets. We have arrangements or have entered into agreements with nearly all of our MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights, including through our national program supplier for Spanish-language programming, Univision, for our Univision- and UniMás-affiliated television stations, for the three-year period. As previously discussed, television stations in the same television market, even if not commonly-controlled, are not permitted to engage in joint negotiations for retransmission consent. This rule prohibits us and Univision from negotiating retransmission consent jointly, or from coordinating such negotiations, in those television markets where both companies own television stations.

The FCC has rules that govern the negotiation of retransmission consent agreements based on a policy decision to have those agreements negotiated in good faith. The FCC is undertaking a proceeding that could result in establishing new ground rules for such negotiations, including prohibiting certain negotiating practices on the part of broadcasters. In recently enacted legislation, small groups of cable systems were permitted to negotiate with large broadcast stations groups. We do not believe that this provision will have a material impact on our retransmission consent revenues. We are not certain whether or in what other form such provisions might be adopted and the impact of such changes on our negotiations and the economic results of such negotiations. Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As an element of the retransmission consent negotiations described above, we arranged that our broadcast signal be available to our MVPD viewers, no matter whether they obtain their cable service in analog or digital modes. Cable systems are rapidly transitioning to providing their services in digital and we expect that analog cable service will be terminated by most cable operators and in most markets in the near future.

We continue to explore and develop, subject to our legal rights to do so, and the economic opportunities available to us, the distribution of our programming in alternative modes, such as by delivery on the Internet through OTT services, by multicast delivery services, and to individuals possessing wireless mobile reception devices.

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

Digital Television Services. The FCC has implemented digital television service in the United States. Implementation of digital television has improved the technical quality of television signals and provides broadcasters the flexibility to offer new services, including high-definition television and broadband data transmission. The digital transition for full-power television stations was completed in 2009.

The FCC has required full-power and Class A television stations in the United States to operate in digital television.  The transition date for low-power television stations to convert to digital or halt operations has been postponed until July 13, 2021. We have timely completed the digital transition of all of our full-power and Class A television stations to the digital mode. We are in the process of transitioning certain of our low-power stations to the digital mode where we believe is in our best interest to do so. We will make additional decisions during the post-incentive auction and repacking period, as we determine the availability of spectrum to accommodate our analog low-power television stations.

The FCC has adopted rules to permit low-power stations to operate on a paired or stand-alone basis in digital service. We have secured authority for certain of our low-power stations to have paired operations or operate in digital. In certain cases, we have requested authority to “flash cut” certain of our low-power stations to digital service. In those markets where no spectrum was available for paired operations, we will make a decision to switch individual stations from analog to digital service based on the viewing patterns of our viewers. We continue to review future use of certain of our low-power stations that continue to operate in analog and will determine whether to switch them to digital in advance of the July 13, 2021 deadline.

Equipment and other costs associated with the transition to digital television, including the necessity of temporary dual-mode operations and the relocation of stations from one channel to another, have imposed some near-term financial costs on our television stations providing the services, some of which costs we recouped through reimbursements from the FCC. The potential exists for new sources of revenue to be derived from use of the digital spectrum, which we continue to explore.

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

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-power stations in those markets where the satellite operators have implemented local-into-local service. SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA. SHVERA extended the ability of satellite operators to implement local-into-local service. SHVERA expired in late 2009, but was extended in May 2010 by the Satellite Television Extension and Localism Act, or STELA. STELA provided a further five-year extension of the “carry one/carry all” rule earlier adopted in SHVIA and SHVERA and was further renewed in late 2014 under the terms of the STELA Reauthorization Act of 2014, or STELAR. STELAR expired in 2019 and was replaced by the Television Viewer Protection Act of 2019, or TVPA, which made the satellite carriage provisions permanent and required satellite television operators to serve all television markets. To the extent we have decided to secure our carriage on DBS through retransmission consent agreements, the statutory carriage provisions are no longer relevant to us. The FCC has been undertaking a lengthy proceeding dealing with the revitalization of the AM band and the results may affect the ability of certain of our AM radio stations to improve their signal carriage or may affect interference among stations. As of the present, we have not experienced any negative impact on the operations of our AM stations.

Over the years, there have been legislative efforts in Congress to modify the tax laws to make advertising more expensive for businesses. Advertising is currently treated as an ordinary and necessary business expense. Should businesses not be able to deduct fully their advertising expenses in the year incurred, there could be a negative impact on advertising revenue for broadcasters. We cannot determine the effect of any such change in tax laws would have on our business and results of operations.

White Spaces. The FCC has adopted rules allowing unlicensed users to operate within the broadcast spectrum in unoccupied parts known as the “white spaces.” The intention of the rules is to make available unused spectrum for use in connection with wireless functions related to connectivity between computers and related devices and the Internet. The FCC believes that the provisions it adopted will protect broadcast services. Broadcast groups, on the other hand, believe that operation of unlicensed devices in the “white spaces” has the potential for causing interference to broadcast reception. It is premature to judge the potential impact of what services, if any, operate under the FCC’s rules on over-the-air broadcasting.

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

In order to achieve this spectrum reallocation, Congress enacted legislation and the FCC established a mechanism for broadcasters to participate in a “voluntary incentive auction” in which interested station owners would offer the spectrum usage rights of their stations in a “reverse auction”, providing spectrum usage rights for wireless operators to purchase in a simultaneous or future “forward auction”. Through a series of rulemaking proceedings, the FCC established how stations would be valued, what percentage of the auction payments would go to broadcasters, and what rights, if any, stations that relinquished spectrum usage rights or stations agreeing to share spectrum usage rights would retain following the completion of the auction process. Following the completion of the auction process in April 2017, the FCC provided for a repacking of the television band, commencing in late 2018 and extending until mid-2020, in order to deal with the reduction in spectrum available for over-the-air broadcast stations.  This repacking has had an impact on certain of our full-service and Class A stations which have been and continue to be relocated, and the levels of interference protection and other regulatory provisions may be altered to accommodate the reduction in available broadcast channels. The FCC has been authorized to use certain of the proceeds derived from the auction to reimburse broadcasters for certain costs associated with such repacking and where our stations are affected by the repacking, we have sought reimbursement to limit the economic impact of repacking on us. We are nearing the completion of the repacking of our stations and, with the exception of one station for which the FCC has granted us an extension, are presently in compliance with the FCC’s schedule for undertaking the transition to post-auction channels.

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

Compliance with privacy, data protection and data security laws plays a significant role in our business. In the United States, both federal and state laws regulate activities inherent to digital advertising, including the collection, use, sharing, and distribution of consumer data by us and by companies with which we do business in the course of providing digital media services. We also rely on the services of third parties in gathering, using and storing consumer data, and these parties’ compliance with applicable laws affects our own compliance status. Because we interact with consumers outside the United States and provide services to advertisers who themselves interact with those consumers, the laws of other jurisdictions may also apply to the types of services we provide and to the gathering, use, and sharing of the personal information of our viewers, listeners, and digital media users. Privacy and data protection regulations have gained substantial publicity and attention in light of growing consumer expectations both for enhanced services as well as privacy, especially in light of publicized data breach incidents and allegations of undisclosed and uncontested use of consumers’ personal information, and increasingly are the subject of regulatory attention and enforcement as well as private litigation often taking the form of consumer class actions. The regulatory standards continue to evolve in ways that impose additional compliance costs and risks on businesses, like ours, that possess, process and share consumer data. Of particular importance is the enactment of the California Consumer Privacy Act, or the CCPA, that became effective on January 1, 2020. While the California Attorney General will not begin to bring enforcement actions under the CCPA until July 1, 2020, the CCPA’s obligations are currently in force. The CCPA imposes new restrictions on the use, sharing and security of personal information and substantially expands the definition of covered personal information to include geolocation information and device location data, among other categories of information. The CCPA also provides rights and remedies to individual consumers, including the right to object to certain marketing uses of their information and, in certain circumstances, the right to require deletion of their personal information and to opt out of the sale of their personal information. While the CCPA’s actual impact on advertising and marketing markets cannot yet be determined with any certainty, it is likely that advertisers, advertising service providers and data providers will modify their practices in ways that may inhibit direct-to-consumer marketing and advertising with potential revenue impacts. In addition, because of our targeted digital advertising strategies, we will be required to implement procedures to implement and recognize these rights and restrictions, imposing both operational costs and potential loss of revenues. The impact of the CCPA likely will extend beyond our California markets as it may be impractical to maintain parallel compliance processes across our markets. Other states are contemplating similar legislative and regulatory initiatives, some of which may impose additional or even inconsistent regulatory obligations. We are not presently able to determine the impact that the CCPA may have on our operations and results of operations.

Online advertising activities in the United States primarily have been subject to regulation and enforcement by the Federal Trade Commission, or FTC, which principally relies on its enforcement authority under Section 5 of the Federal Trade Commission Act of 1914, as amended, or the FTC Act, to investigate and respond to allegedly unfair or deceptive acts and practices. Section 5 has been the primary regulatory tool used to respond to claims of deceptive or inadequate advertising as well as privacy policies, inadequate data security practices and misuse of consumer data. The FTC’s enforcement focus has included close attention to the mobile advertising industry. For example, in December 2012, the FTC adopted amendments to rules under the Children's Online Privacy Protection Act, or COPPA, which went into effect in July 2013. These amendments broaden the potential applicability of COPPA compliance obligations to our activities and those of our clients when interacting with children. In addition, the FTC’s testimonial and endorsement guidelines were updated in late 2009 and provide additional and expanded guidance for advertising practices using endorsements, testimonials, and similar content. In addition to formal rules and guidelines, the FTC’s active enforcement in the digital media industry creates evolving precedent for challenging digital advertising practices as deceptive or unfair.  State consumer protection laws and the enforcement of those laws by state attorneys general also impose substantial compliance risks on our business.  By way of further example, California’s parallel children’s privacy law also has been expanded and potentially reaches consumers not covered by COPPA. Because we rely upon third parties to assist us in operating and managing digital advertising and marketing strategies, our compliance obligations (and attendant risks) include the acts and omissions of those third parties.

The FTC has devoted particular attention to businesses within the digital media channel where the FTC has determined that potentially abusive practices have occurred or are likely to occur. The FTC focuses its enforcement resources on the accuracy of consumer disclosures, data security, data practices transparency, consumer tracking, and data aggregation. More recently, the FTC has communicated its intention to focus on the use of data to disadvantage vulnerable or minority communities, and particular attention has been paid to data brokers and aggregators of the type that may assist us in creating consumer profiles and in serving advertisements, with particular inquiry into issues of bias attendant to machine learning and algorithmically based practices. In some circumstances, the FTC has taken the position that advertisers may be liable for the acts of channel partners and has successfully brought enforcement actions against parties based on the activities of their channel partners. This creates the possibility of enforcement risk for acts other than our own.

The FTC also has employed its Section 5 authority to take action against digital advertising businesses with regard to their data security practices and policies, even apart from its traditional enforcement of privacy regulations and standards.

State attorneys general also enforce consumer protection laws, some modeled after the FTC Act, in ways that affect the digital advertising industry. In addition, several states mandate specific data security measures, and all U.S. states and the District of Columbia enforce data breach notification laws that require notification to consumers and, in some instances, law enforcement, in the event of a covered data security incident. There are private rights of action under some of these state laws, increasing the financial risk attendant to data incidents.

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

The European Union, or EU, and its member states traditionally regulated digital advertising practices pursuant to Directive 95/46/EC (commonly known as the “Data Protection Directive”) and implementing national legislation. Effective as of May 1, 2018, the EU’s General Data Protection Regulation (“GDPR”) replaced the Data Protection Directive. The GDPR reaches a greater range of data processing practices that occur outside the EU than was the case under the Data Protection Directive, imposes substantially greater penalties for its violation, and imposes greater notice, consent, and data processing obligations than did the Data Protection Directive. Current and developing EU law, among other things, requires advertisers to obtain specific types of explicit notice to and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements, increases monetary penalties for non-compliance, extends the extraterritorial reach of EU data protection laws, and grants consumers the rights in some circumstances to require that their data no longer be stored or processed. It remains a possibility that additional legislation may be passed or regulations may be enacted in the future. The GDPR increases monetary penalties for its breach that can equal 4% of an enterprise’s gross global turnover. The United Kingdom has enacted children’s privacy legislation that will impose new and complex obligations on businesses whose advertising and data collection practices reach minors under the age of 18. The law’s requirements are substantially more extensive than under the United States’ COPPA framework. In addition, the withdrawal by the United Kingdom from the EU, and the current lack of a finalized framework for the withdrawal, including the absence of a means of maintaining free flows of information between the EU and the United Kingdom, have created new uncertainty as to the scope and content of U.K. privacy laws. Additionally, other jurisdictions continue to develop enhanced data protection and security laws.

The regulation of cross-border data transfers is in a state of heightened uncertainty, with the EU having invalidated the EU/U.S. Safe Harbor Privacy Principles regime, which has been a principal means of bringing the transfer of the personal data of European nationals to certain jurisdictions, particularly the United States.  The EU and the United States have entered into a new Privacy Shield Framework to replace the Safe Harbor Privacy Principles, but the Privacy Shield also has been challenged on the same grounds as was the Safe Harbor Privacy Principles.

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

Additionally, in the United States and, increasingly, in other jurisdictions, consumers are provided private rights of action to file civil lawsuits, including class action lawsuits, against companies that conduct business in the digital media industry, including makers of devices that display digital media, providers of digital media, operating system providers, third party networks and providers of Internet-connected devices and related services. Plaintiffs in these lawsuits have alleged a range of violations of federal, state and common law, including computer trespass and violation of specific privacy laws. Recent appellate decisions have affirmed the standing of consumers to initiate class and mass action litigation to remedy breaches of their privacy rights and injuries resulting from data breaches. State attorneys general in most states have the authority to bring similar actions on behalf of their residents.

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

Our total indebtedness was approximately $218.2 million as of December 31, 2019. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of the 2017 Credit Agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged all of our domestic assets and our existing and future domestic subsidiaries to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If amounts outstanding under the 2017 Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full the money owed to such lender.

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

Historically, we have a history of net losses in some periods and net income in other periods. We have a significant accumulated deficit. Were we to experience net losses again, our ability to comply with the 2017 Credit Agreement and continue to operate our business as it is presently conducted, could be jeopardized.

We reported net loss of $19.7 million and had positive cash flow from operations of $31.5 million for the year ended December 31, 2019. We reported net income of $12.2 million and had positive cash flow from operations of $33.8 million for the year ended December 31, 2018. Additionally, as of December 31, 2019, we had an accumulated deficit of $547.9 million. If we were to experience net losses and/or declining net revenue over a period of time, there could be an adverse effect on our liquidity and capital resources. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to obtain additional equity or debt financing, refinance our existing debt, sell assets and/or curtail certain operations. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. Any default under our 2017 Credit Facility, or inability to renegotiate such agreements or obtain additional financing if needed, would have a material adverse effect on our overall business and financial condition.

If we are not able to properly remediate our material weakness or are otherwise unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our stock exchange listing or prevent fraud.

As reported in “Item 9A—Controls and Procedures” contained in this report, management identified a material weakness in our internal control over financial reporting for the fiscal year ended December 31, 2018 with respect to our digital segment. While we have implemented certain measures that we believe will remediate this material weakness, we have not yet fully remediated this material weakness and we can provide no assurance that our remediation efforts will be effective.

Under standards established by the Securities and Exchange Commission, or the SEC, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected or corrected on a timely basis.

If additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or the existing material weakness is not fully remediated, there exists a risk that our consolidated financial statements may contain material misstatements that are unknown to us at that time, and such misstatements could require us to restate our financial results. Our management or our independent registered public accounting firm may identify other material weaknesses in our internal control over financial reporting in the future. The existence of a material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Exchange Act, which could consequently result in The New York Stock Exchange delisting our Class A common stock or other regulatory actions that may be initiated against us by the SEC. Any of these events could have a material adverse effect on the market price of our Class A common stock or on our business, financial condition and results of operations.

Our ability to generate the significant amount of cash needed to service our indebtedness and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. In addition, we may not be able to pay amounts due on our indebtedness.

As of December 31, 2019, we had outstanding total indebtedness of approximately $218.2 million. Our ability to make payments on and refinance our indebtedness, including the amounts borrowed under our 2017 Credit Facility and other financial obligations, and to fund our operations, depends on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which is subject to many factors, including prevailing economic conditions and financial, business and other factors, many of which are beyond our control.

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

Uncertain or adverse economic conditions could have a negative effect on the fundamentals of our business, results of operations and/or financial position. These conditions, including without limitation those resulting from a public health crisis such as the COVID-19 coronavirus, could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive, services, healthcare, retail, travel, restaurants, and telecommunications industries, which provide a significant amount of our advertising revenue. There can be no assurance that we will not experience any material adverse effect on our business as a result of current or future economic conditions, including those caused by the outbreak of the COVID-19 coronavirus, or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the purpose of stimulating the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers or our financial condition, results of operations or the trading price of our securities. Potential consequences of the foregoing include:

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

Some of the markets in which our advertisers operate, such as the services, telecommunications, automotive, fast food and restaurants, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. A decline in consumer and business confidence and spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, whether as a result of the recent outbreak of the COVID-19 coronavirus or otherwise, could adversely affect the business and economic environment in which we operate, which in turn can affect the profitability of our business. Our business is significantly exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners. These conditions have resulted, from time to time in the past, and could again result, in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of customer advertising orders, cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. The recurrence of any of these conditions may adversely affect our cash flow, profitability and financial condition. Future disruption of the credit markets, increases in interest rates and/or sluggish economic growth in future periods could adversely affect our customers’ access to or cost of credit, which supports the continuation and expansion of their businesses, and could result in advertising cancellations or suspensions, payment delays or defaults by our customers.

Uncertain economic conditions may affect our financial performance or our ability to forecast our business with accuracy.

Our operations and performance depend primarily on U.S. and, to a lesser extent, international economic conditions and their impact on purchases of advertising by our customers. As a result of the global financial crisis that began in 2008, which was experienced on a broad and extensive scope and scale, and the last recession in the United States, general economic conditions deteriorated significantly, and the economic recovery since that time has been at a slower rate of growth than has been experienced during previous periods of economic expansion. In addition, the recent uncertainty surrounding the public health concerns over the global outbreak of the COVID-19 coronavirus have caused significant disruptions and uncertainty in the financial markets and global economic outlook. These economic conditions, including lower economic growth rates, may remain uncertain for the foreseeable future. We believe that as a result, our customers may alter their purchasing activities in response to the current and future economic environments, and, among other things, our customers may change or scale back future purchases of advertising. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results. If we are unable to adequately respond to or forecast further changes in demand for advertising, our results of operations, financial condition and business prospects may be materially and adversely affected.

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

Outside the United States, our digital media segment engages in business operations that are located primarily in Spain, Mexico, Argentina and other Latin American countries. We are subject to certain risks inherent in business operations outside the United States. These risks include but are not limited to geopolitical concerns, local politics, governmental instability, socioeconomic disparities, fiscal policies, high inflation and hyper-inflation, currency fluctuations, currency exchange controls, restrictions on repatriating foreign-derived profits to the United States, local regulatory compliance, punitive tariffs, unstable local tax policies, trade embargoes, import and export license requirements, trade restrictions, greater difficulty collecting accounts receivable, unfamiliarity with local laws and regulations, differing legal standards in enforcing or defending our rights in courts or otherwise, the possibility of less favorable intellectual property protection than is provided in the United States, changes in labor conditions, difficulties in staffing and managing international operations, difficulties in finding personnel locally who are capable of complying with the financial and reporting requirements of U.S. reporting companies, actions taken by foreign governments to respond to localized viral outbreaks and other public health risks, such as recent quarantines and travel restrictions related to the COVID-19 coronavirus, and other cultural differences. Foreign economies may differ favorably or unfavorably from the U.S. economy in growth of gross domestic product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions, and in many other respects.

We expect to experience fluctuations in foreign exchange rates in our overseas operations, which may increase if and as our overseas operations expand.

Our digital media segment engages in business operations involving a wide range of currencies.

Our consolidated financial statements of our operations outside the United States are translated into U.S. Dollars at the average exchange rates in each applicable period. To the extent that the U.S. Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions will result in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent that the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income for our international operations.

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

Some of the countries in which our digital media segment operates, including Mexico, Argentina and Brazil, have experienced significant and sometimes sudden devaluations of their currency over time, which could magnify these fluctuations, should they happen again in the future. Some of the countries in which our digital media segment operates, including Mexico, Argentina and Brazil, have experienced hyper-inflation in the past, which could magnify socioeconomic, geopolitical or financial uncertainties that could affect our operations in such countries. Argentina is currently undergoing a period of high inflation.

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

Certain of the countries in which we operate historically have been deficient in U.S.-style local management and internal financial reporting concepts and practices, as well as in modern banking and other control systems. We may have difficulty in hiring and retaining a sufficient number of locally-qualified employees to work in such countries who are capable of satisfying all the obligations of a U.S. public reporting company. As a result of these factors, we may experience difficulty in establishing adequate management, legal and financial controls (including internal controls over financial reporting), collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices in such countries that meet U.S. standards as in effect from time to time that are applicable to reporting companies.

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

Goodwill and intangible assets totaled $315.8 million and $351.5 million at December 31, 2019 and 2018, respectively, primarily attributable to acquisitions in prior years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value.

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

As of March 11, 2020, Walter F. Ulloa, and stockholders affiliated with him, collectively hold approximately 57.6% of the voting power of our common stock. Under Delaware law, these stockholders, by themselves, have the power to elect all the directors of our company and determine the outcome of most matters placed before the stockholders for action.

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

We operate in highly competitive industries. Our television stations, radio stations and digital media platforms compete for audiences and advertising with other television stations, radio stations and digital media platforms, as well as with other forms of media and content delivery. Advances in technologies or alternative methods of content delivery, as well as changes in audience or advertiser expectations driven by changes in these or other technologies and methods of content delivery across our segments, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, text messaging, streaming video and downloaded content from mobile phones, tablets and other personal video and audio devices. For example, devices that allow users to view or listen to television or radio programs on a time-shifted basis, and technologies which enable users to fast-forward or skip advertisements altogether, such as DVRs and mobile devices, are causing changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of mobile devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations. Additionally, MVPDs, direct-to-home satellite operators, and other sources have implemented OTT services (operated by MVPDs and others, including Dish Network, AT&T/DirecTV, YouTube and Sony) that allow them to transmit targeted programming or limited bundles of broadcast and non-broadcast programming that may or may not include our stations over the Internet to audiences, potentially leading to increased competition for viewers in our markets. New technologies and methods of buying advertising present an additional competitive challenge, as competitors offer products and services such as the ability to purchase advertising programmatically or bundled offline and online advertising, aimed at capturing advertising spend that previously went to broadcasters.

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

Revenue in our digital segment depends significantly on our ability to adapt to rapidly changing technology, as well as client preferences and expectations as a result thereof.

Our industry is subject to rapid and frequent changes in technology, evolving client needs and the frequent introduction by our competitors of new and enhanced services. We must constantly make investment decisions regarding services and technology to meet client demand and evolving industry standards. If new or existing competitors have more attractive services, we may lose advertising clients or advertising clients may decrease their use of our services. New client demands, superior competitive services or new industry standards could require us to make unanticipated and costly changes to our digital platforms or business model. If we fail to adapt to our rapidly changing industry or to evolving client needs, demand for our services could decrease and our business, financial condition and results of operations may be adversely affected.

We are subject to cybersecurity threats which could lead to business disruptions or data breaches that could damage our reputation, harm our business, expose us to liability and materially adversely affect our results of operations.

We may be subject to disruptions, breaches or cyber-attacks of our secured networks and information technology systems caused by illegal hacking, criminal fraud or impersonation, computer viruses, acts of vandalism or terrorism or employee error, and our security measures or those of any third party service providers we use may not detect or prevent such security breaches. We may incur significant costs to investigate, eliminate, remediate or alleviate cybersecurity breaches and vulnerabilities and to improve our information security capabilities, which could be significant, and our efforts to protect against such breaches or vulnerabilities may not be successful. Any such compromise of our information security or the third-party providers on which we rely could also result in the unauthorized publication of our confidential business or proprietary information or the unauthorized release of customer or employee data or a violation of privacy or other laws in the jurisdictions in which we operate. Such incidents could subject us to substantial governmental fines and civil liability in ensuing litigation. Any of the foregoing could irreparably damage our reputation and business and/or expose us to material monetary liability, which could have a material adverse effect on our results of operations.

Legislation and regulation of digital media businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our digital media technology platform or business model.

U.S. and foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising, including, for example, the online collection and use of anonymous user data and unique device identifiers, such as IP address or unique mobile device identifiers, geo-location data, biometric data, and other privacy and data protection regulation. Some authorities have applied competition rules to regulate digital advertising practices which may result in structural changes to advertising practices. Such legislation or regulations could increase the costs of doing business online, and could reduce the demand for our digital solutions or otherwise adversely affect our digital operations. For example, a wide variety of state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, such measures may not always be effective. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices. These laws and regulations may impose obligations that are inconsistent with or interfere with our ability to comply with other legal obligations. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations governing privacy, data security or consumer protection, could result in proceedings against us by governmental entities, consumers or others. Any such proceedings could force us to spend significant amounts in defense of these proceedings, distract our management, result in fines or require us to pay significant monetary damages, damage our reputation, adversely affect the demand for our services, increase our costs of doing business or otherwise cause us to change our business practices or limit or inhibit our ability to operate or expand our digital operations. Because we, at times, rely on third parties to perform functions on our behalf, non-compliance by these third parties with laws and regulations relating to the services they provide to us may subject us to additional legal exposure. The increased regulatory scrutiny of data practices has complicated the process of engaging third party service providers and performing due diligence and supplier management processes, and limited some parties’ willingness to share, process or store data that supports consumer marketing and advertising, adversely affecting the financial results of such business activities.

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

We own and operate a number of television stations in the FCC’s low-power television service. Our low-power television stations operate with less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations (but not our Class A television stations) are treated as a secondary service. If any or all of our low-power stations are found to cause interference to full-power stations or sufficient channels become unavailable to accommodate incumbent broadcast television stations, owing to the relocation of full-power stations to fewer channels as part of the incentive auction repacking process, we could be required to eliminate the interference, terminate service, or consider other options, including channel sharing arrangements. In a few urban markets where we operate, including San Diego, there are a limited number of alternative channels to which our low-power television stations can migrate. If, as a result of the elimination of part of the broadcast spectrum or otherwise, as part of the incentive auction and repacking process, we are unable to move the signals of our low-power television stations to replacement channels, or such channels do not permit us to maintain the same level of service, we may be unable to maintain the viewership these stations currently have, which could harm our ratings and advertising revenue or, in the worst case, cause us to discontinue operations at these low-power television stations. Finally, all analog low-power television stations must migrate to digital operations on or before July 13, 2021. We have not yet decided which of our remaining analog low-power television stations we will migrate to digital operations.

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

Our low-power television stations do not have MVPD “must carry” rights. Some of our low-power television stations are carried on MVPDs as they provide broadcast programming the MVPDs desire or are part of the retransmission consent agreements we are party to. Where MVPDs are not contractually required to carry our low-power stations, we face future uncertainty with respect to the availability of MVPD carriage for our low-power television stations.

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

SHVIA allowed DBS television companies, which are currently AT&T/DirecTV and Dish Network, to transmit local broadcast television station signals back to their subscribers in local markets. In exchange for this privilege, however, SHVIA required that in television markets in which a DBS company elects to pick up and retransmit any local broadcast station signals, the DBS provider must also offer to its subscribers signals from all other qualified local broadcast television stations in that market. Our broadcast television stations in markets for which DBS operators have elected to carry local stations have previously obtained carriage under this “carry one/carry all” rule.

SHVIA expired in 2004 and Congress adopted SHVERA, which expired in 2009, but was extended in May 2010 by STELA. STELA and STELAR provide further five-year extensions. The TVPA has made these provisions permanent. To the extent we have decided to secure our carriage on DBS through retransmission consent agreements, the “carry one/carry all” rule no longer is relevant to us.

Changes in the FCC’s ownership rules could lead to increased market power for our competitors or could place limits on our ability to acquire stations in certain markets.

As required by the Communications Act and as the regulator of over-the-air broadcasting, the FCC, both on a quadrennial basis and in individual proceedings, continues to review its policies for the ownership of both radio and television stations. To date, however, only a reduction in the nationwide television cap, to 39% of the viewing public, has been the subject of federal legislation. The impact of changes in the FCC’s rules as to how many stations a party may own, operate and/or control, and how these are counted, depends on whether the FCC expands its ownership limits, as it has done in the past, or adopts new limits on ownership, as it has also done as in the case of time brokerage and joint sales agreements. In the case of the former, expanding ownership limits could result in our competitors’ ability to increase their ownership presence in the markets in which we operate. In the case of the latter, as has been discussed herein in connection with the UHF discount and attribution of joint sales agreements, we may be unable to acquire stations in markets where additional station ownership would enable us to achieve operating efficiencies or grow our broadcasting business. The 2014 Quadrennial Review resulted in the adoption of changes to the FCC’s ownership rules that we had deemed favorable to us. The status of these rules changes, owing to the recent decision of the Third Circuit, are subject to further decisions of the FCC and U.S. courts.

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

With the advent of mobile wireless communications and its use not only for voice but for broadband distribution, the need for spectrum has grown. The FCC has sought to increase the amount of spectrum available for use by wireless broadband services at the expense of over-the-air broadcast services. Available sources of such spectrum are limited and the spectrum allotted for television broadcasting as a source for such spectrum repurposing has been identified as containing spectrum that the FCC seeks to recover in part and make available for wireless broadband use. The FCC has been required by statute to undertake and has now completed an incentive auction involving relinquishing and repurposing broadcast spectrum usage rights that have been auctioned off for what is expected to be wireless service use.  While existing broadcasters that did not relinquish spectrum usage rights as part of the incentive auction are entitled to have their service protected, the future of broadcasting with a smaller and repacked broadcast band cannot be known until the entire process is completed in 2020.  In this regard, it cannot be certain how the FCC’s efforts to secure additional spectrum for mobile wireless communications and the incentive auction, including the results of our participation in the incentive auction process and repacking processes that accompanied the redistribution of reduced broadcast spectrum, will affect television broadcasting in general and our operations in particular.  There will be many changes in the industry that will depend on the repurposing of spectrum previously used for over-the-air broadcasting, the ultimate results arising from the repacking of broadcast spectrum, the relocation of certain broadcast stations to new positions in the broadcast band during the 39-month repacking period, and the actions and reactions of broadcasters and the viewing public in responding to the new and different broadcast spectrum environment.

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

The types of properties required to support each of our television stations, radio stations and digital operations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We also own the buildings and/or land used for office, studio and tower facilities at certain of our television and/or radio properties. We own substantially all of the equipment used in our television and radio broadcasting business. We believe that all of our facilities and equipment are adequate to conduct our present operations. We also lease certain facilities and broadcast equipment in the operation of our business. See Note 7 to “Notes to Consolidated Financial Statements”.

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

As of March 11, 2020, there were approximately 104 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by S&P Global Market Intelligence, depicts our performance for the period from December 31, 2014 through December 31, 2019, as measured by total stockholder return calculated on a dividend reinvestment basis, on our Class A common stock, compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. This graph assumes $100 was invested in each of our Class A Common Stock, the S&P 500 Index and the S&P Broadcasting & Cable TV Index, as of the market close on December 31, 2014. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Entravision Communications Corporation, the S&P 500 Index

and the S&P Broadcasting Index

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Entravision Communications Corporation	100.00	120.74	111.57	116.92	49.92	47.95
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P Broadcasting Index	100.00	81.83	99.15	96.12	84.49	91.99

Dividend Policy

We currently pay a dividend on our Class A common stock. Our future dividend policy, including the amount of any dividend, will depend on factors considered relevant in the discretion of the Board of Directors, which may include, among other things, our earnings, capital requirements and overall financial condition. In addition, the 2017 Credit Agreement places certain restrictions on our ability to pay dividends on any class of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	943,500	$2.20	(2)	5,035,081

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

From inception of the share repurchase program through December 31, 2019, we have repurchased a total of approximately 8.3 million shares of Class A common stock at an average price of $3.81, for an aggregate purchase price of approximately $31.7 million. All repurchased shares were retired as of December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, and with respect to our consolidated balance sheets as of December 31, 2019 and 2018, have been derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015, have been derived from our audited consolidated financial statements not included herein.

The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, both Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated statements and the notes to those consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, of this annual report on Form 10-K.

(In thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statements of Operations Data:
Net Revenue:
Revenue from advertising and retransmission consent	$260,514	$294,839	$272,091	$258,514	$243,484
Revenue from spectrum usage rights	13,061	2,976	263,943	—	10,650
	$273,575	$297,815	$536,034	$258,514	$254,134

Cost of revenue - television (spectrum usage rights)	—	—	12,340	—	—
Cost of revenue - digital media	36,757	45,096	32,998	9,536	7,242
Direct operating expenses	119,412	125,242	119,283	113,439	110,323
Selling, general and administrative expenses	53,965	51,535	49,116	46,798	42,815
Corporate expenses	28,067	26,865	27,937	24,543	22,520
Depreciation and amortization	16,648	16,273	16,411	15,342	15,989
Change in fair value of contingent consideration	(6,478)	(1,202)	—	—	—
Impairment charge	32,097	—	—	—	—
Foreign currency (gain) loss	754	1,616	350	—	—
Other operating (gain) loss	(5,994)	(1,187)	(262)	—	—
	275,228	264,238	258,173	209,658	198,889
Operating income (loss)	(1,653)	33,577	277,861	48,856	55,245
Interest expense	(13,683)	(15,743)	(16,709)	(15,469)	(13,047)
Interest income	3,353	3,973	774	300	45
Dividend income	918	1,475	—	—	—
Gain (loss) on debt extinguishment	(255)	(550)	(3,306)	(161)	(204)
Impairment loss on investment	—	(1,320)	—	—	—
Income (loss) before income taxes	(11,320)	21,412	258,620	33,526	42,039
Income tax (expense) benefit	(8,158)	(7,877)	(82,612)	(13,121)	(16,414)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(19,478)	13,535	176,008	20,405	25,625
Equity in net income (loss) of nonconsolidated affiliate	(234)	(1,374)	(310)	—	—
Net income (loss)	$(19,712)	$12,161	$175,698	$20,405	$25,625

Net income (loss) per share, basic	$(0.23)	$0.14	$1.95	$0.23	$0.29
Net income (loss) per share, diluted	$(0.23)	$0.13	$1.91	$0.22	$0.28

Cash dividends declared per common share, basic	$0.20	$0.20	$0.16	$0.13	$0.11
Cash dividends declared per common share, diluted	$0.20	$0.20	$0.16	$0.12	$0.10

Weighted average common shares outstanding, basic	85,107,301	89,115,997	90,272,257	89,340,589	87,920,230
Weighted average common shares outstanding, diluted	85,107,301	90,328,583	91,891,957	91,303,056	90,295,185

	Years Ended December 31,
	2019	2018	2017	2016	2015
Other Data:
Capital expenditures	$25,284	$15,717	$12,688	$9,308	$13,548
Balance Sheet Data:
Cash and cash equivalents	$33,123	$46,733	$39,560	$61,520	$47,924
Total assets	656,200	690,409	766,139	517,921	524,962
Long-term debt, including current portion	216,024	243,541	295,489	290,447	313,337
Total stockholders' equity	$288,172	$332,732	$348,275	$183,456	$167,273

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2019, 2018 and 2017 and consolidated financial condition as of December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

The discussion and analysis of our financial condition and results of operations for 2019 compared to 2018 appears below. As permitted by SEC rules, we have omitted the discussion and analysis of our financial condition and results of operations for 2018 compared to 2017. See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2018, for this discussion.

OVERVIEW

We are a leading global media company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Our operations encompass integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media. Our net revenue for the year ended December 31, 2019 was $273.6 million. Of that amount, revenue attributed to our television segment accounted for approximately 55%, revenue attributed to our digital media segment accounted for approximately 25%, and revenue attributed to our radio segment accounted for approximately 20%.

We own and/or operate 56 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also sell advertisements and syndicate radio programming to more than 100 markets across the United States. We also provide digital advertising solutions that allow advertisers to reach primarily online Hispanic audiences worldwide. We operate a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites; the digital media sites of our publisher partners; and on other digital media sites we access through third-party platforms and exchanges.

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

Highlights

During 2019, our consolidated revenue decreased to $273.6 million from $297.8 million in the prior year, primarily due to a decrease in advertising revenue. The decrease in advertising revenue was partially offset by increases in revenue from spectrum usage rights and retransmission consent revenue in our television segment. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue for our television segment decreased to $149.7 million in 2019, from $152.9 million in 2018. This decrease of approximately $3.2 million was primarily due to decreases in national and local advertising revenue, as a result primarily of ratings declines, competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. We also experienced a decrease in political advertising revenue, which was not material in 2019. The overall decrease was partially offset by increases in revenue from retransmission consent and spectrum usage rights. We generated a total of $35.4 million in retransmission consent revenue for the year ended December 31, 2019 compared to $35.1 million for the year ended December 31, 2018. We generated a total of $13.1 million in spectrum usage rights revenue for the year ended December 31, 2019 compared to $3.0 million for the year ended December 31, 2018.

Net revenue for our radio segment decreased to $55.0 million in 2019, from $63.9 million in 2018. This decrease of approximately $8.9 million was primarily due to decreases in local and national advertising revenue, as a result primarily of ratings declines, competitive factors with other Spanish-language broadcasters and changing demographic preferences of audiences, as well as the absence of revenue from FIFA World Cup in 2019 compared to 2018, and a decrease in political advertising revenue, which was not material in 2019.  We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

Net revenue for our digital media segment decreased to $68.9 million in 2019, from $81.0 million in 2018. This decrease of approximately $12.1 million was a result of declines in both international and domestic revenue.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us, which is putting pressure on margins.  In response to this trend, we are offering programmatic solutions to advertisers and strategically shifting the focus of our other digital offerings to focus on generating revenue with lower associated cost of revenue.  This has contributed to a decline in the volume of revenue but led to improvement in the gross margin percentage.  The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such adjustments will be successful.

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

Under our proxy agreement with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2019 and 2018, retransmission consent revenue accounted for approximately $35.4 million and $35.1 million, respectively, of which $27.3 million and $28.2 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Univision currently owns approximately 11% of our common stock on a fully-converted basis. Our Class U common stock, all of which is held by Univision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer of such shares of Class U common stock to a third party that is not an affiliate of Univision. In addition, as the holder of all of our issued and outstanding Class U common stock, so long as Univision holds a certain number of shares of Class U common stock, we may not, without the consent of Univision, merge, consolidate or enter into a business combination, dissolve or liquidate our company or dispose of any interest in any FCC license with respect to television stations which are affiliates of Univision, among other things.

Acquisitions and Dispositions

KMCC-TV

On January 16, 2018, we completed the acquisition of television station KMCC-TV, which serves the Las Vegas, Nevada area, for an aggregate cash consideration of $3.6 million. The transaction was treated as an asset acquisition with the majority of the purchase price recorded in “Intangible assets not subject to amortization” on our consolidated balance sheet.

Smadex

On June 11, 2018, we completed the acquisition of Smadex, S.L. (“Smadex”), a mobile programmatic solutions provider that delivers performance-based solutions and data insights for marketers. The transaction was treated as a business acquisition in accordance with the guidance of ASC 805. We acquired Smadex to expand our technology platform, broaden our digital solutions offering and enhance our execution of performance campaigns. The transaction was funded from cash on hand for an aggregate cash consideration of $3.5 million, net of $1.2 million of cash acquired.

The following is a summary of the final purchase price allocation for our acquisition of Smadex (in millions):

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

	Years Ended December 31,
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

KMBH-TV

On November 7, 2019, we completed the acquisition of television station KMBH-TV, serving the McAllen, Texas area, for an aggregate cash consideration of $2.9 million. The transaction was treated as an asset acquisition with the majority of the purchase price recorded in “Intangible assets not subject to amortization” on our consolidated balance sheet.

RESULTS OF OPERATIONS

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Years Ended December 31,			% Change	% Change
	2019	2018	2017	2019 to 2018	2018 to 2017
Net Revenue
Revenue from advertising and retransmission consent
Television	$136,593	$149,935	$148,059	(9)%	1%
Radio	55,013	63,922	66,934	(14)%	(4)%
Digital	68,908	80,982	57,098	(15)%	42%
Total	260,514	294,839	272,091	(12)%	8%
Revenue from spectrum usage rights (television)	13,061	2,976	263,943	339%	(99)%
Consolidated	273,575	297,815	536,034	(8)%	(44)%
Cost of revenue - television (spectrum usage rights)	—	—	12,340	*	(100)%
Cost of revenue - digital media	36,757	45,096	32,998	(18)%	37%
Direct operating expenses
Television	61,778	62,434	59,454	(1)%	5%
Radio	39,277	41,287	44,572	(5)%	(7)%
Digital	18,357	21,521	15,257	(15)%	41%
Consolidated	119,412	125,242	119,283	(5)%	5%
Selling, general and administrative expenses
Television	22,638	21,864	22,276	4%	(2)%
Radio	17,423	18,081	18,743	(4)%	(4)%
Digital	13,904	11,590	8,097	20%	43%
Consolidated	53,965	51,535	49,116	5%	5%
Depreciation and amortization
Television	10,059	9,024	9,760	11%	(8)%
Radio	1,866	2,490	2,673	(25)%	(7)%
Digital	4,723	4,759	3,978	(1)%	20%
Consolidated	16,648	16,273	16,411	2%	(1)%
Segment operating profit (loss)
Television	55,179	59,589	308,172	(7)%	(81)%
Radio	(3,553)	2,064	946	*	118%
Digital	(4,833)	(1,984)	(3,232)	144%	(39)%
Consolidated	46,793	59,669	305,886	(22)%	(80)%
Corporate expenses	28,067	26,865	27,937	4%	(4)%
Change in fair value of contingent consideration	(6,478)	(1,202)	—	439%	*
Impairment charge	32,097	—	—	*	*
Foreign currency (gain) loss	754	1,616	350	(53)%	362%
Other operating (gain) loss	(5,994)	(1,187)	(262)	405%	353%
Operating income (loss)	$(1,653)	$33,577	$277,861	*	(88)%
Consolidated adjusted EBITDA (1)	$41,209	$54,038	$50,608	(24)%	7%
Capital expenditures
Television	$24,174	$14,336	$10,945
Radio	792	350	1,679
Digital	318	1,031	64
Consolidated	$25,284	$15,717	$12,688
Total assets
Television	$465,758	$487,929	$556,942
Radio	138,463	121,020	126,248
Digital	51,979	81,460	82,949
Consolidated	$656,200	$690,409	$766,139

*	Percentage not meaningful.
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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of December 31): 2019, 3.5 to 1; 2018, 3.2 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Consolidated adjusted EBITDA (1)	$41,209	$54,038	$50,608

Net revenue - FCC spectrum incentive auction	—	—	263,943
Expenses - FCC spectrum incentive auction	—	—	(14,443)
Interest expense	(13,683)	(15,743)	(16,709)
Interest income	3,353	3,973	774
Gain (loss) on debt extinguishment	(255)	(550)	(3,306)
Income tax (expense) benefit	(8,158)	(7,877)	(82,612)
Amortization of syndication contracts	(505)	(651)	(452)
Payments on syndication contracts	543	643	445
Non-cash stock-based compensation included in direct operating expenses	(732)	(732)	(1,236)
Non-cash stock-based compensation included in corporate expenses	(3,645)	(5,055)	(4,855)
Depreciation and amortization	(16,648)	(16,273)	(16,411)
Change in fair value of contingent consideration	6,478	1,202	—
Other operating gain (loss)	5,994	1,187	262
Impairment charge	(32,097)	—	—
Impairment loss on investment	—	(1,320)	—
Non-recurring severance charge	(2,250)	(782)	—
Dividend income	918	1,475	—
Equity in net income (loss) of nonconsolidated affiliates	(234)	(1,374)	(310)
Net income (loss)	(19,712)	12,161	175,698
Depreciation and amortization	16,648	16,273	16,411
Cost of Revenue - television (spectrum usage rights)	—	—	12,340
Deferred income taxes	5,311	4,612	81,766
Amortization of debt issue costs	881	1,124	3,237
Amortization of syndication contracts	505	651	452
Payments on syndication contracts	(543)	(643)	(445)
Equity in net (income) loss of nonconsolidated affiliate	234	1,374	310
Non-cash stock-based compensation	4,377	5,787	6,091
(Gain) loss on disposal of property and equipment	158	—	28
(Gain) loss on debt extinguishment	255	550	3,306
Impairment charge	32,097	—	—
Impairment loss on investment	—	1,320	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	8,610	5,895	414
(Increase) decrease in prepaid expenses and other assets	2,102	(5,581)	(913)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(19,384)	(9,727)	2,825
Cash flows from operating activities	$31,539	$33,796	$301,520

(footnotes on preceding page)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Consolidated Operations

Net Revenue. Net revenue decreased to $273.6 million for the year ended December 31, 2019 from $297.8 million for the year ended December 31, 2018, a decrease of approximately $24.2 million. Of the overall decrease, approximately $12.1 million was attributable to our digital segment and was primarily due to declines in both international and domestic revenue.  This decline in digital revenue is being driven by a trend whereby revenue is shifting more to programmatic revenue. In addition, approximately $8.9 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in local and national advertising revenue, as a result primarily of ratings declines, competitive factors with other Spanish-language broadcasters and changing demographic preferences of audiences, as well as the absence of revenue from FIFA World Cup in 2019 compared to 2018, and a decrease in political advertising revenue, which was not material in 2019. Additionally, as we have previously noted, there is a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. Additionally, approximately $3.2 million of the overall decrease was attributable to our television segment and was primarily due to decreases in national and local advertising revenue, as a result primarily of ratings declines, competitive factors with other Spanish-language broadcasters and changing demographic preferences of audiences. Additionally, as we have previously noted, there is a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. We also experienced a decrease in political advertising revenue, which was not material in 2019. The overall decrease in our television segment was partially offset by increases in revenue from retransmission consent revenue and spectrum usage rights.

We currently anticipate that for the full year 2020, net revenue will increase from political revenue and retransmission consent revenue, compared to 2019.

Cost of revenue-Digital. Cost of revenue in our digital media segment decreased to $36.8 million for the year ended December 31, 2019 from $45.1 million for the year ended December 31, 2018, a decrease of $8.3 million, primarily due to a decrease in expenses associated with the decrease in revenue in our digital segment and a strategic shift in our digital business designed to focus on generating revenue with lower associated costs to produce higher margins.

Direct Operating Expenses. Direct operating expenses decreased to $119.4 million for the year ended December 31, 2019 from $125.2 million for the year ended December 31, 2018, a decrease of approximately $5.8 million. Of the overall decrease, approximately $3.1 million was attributable to our digital segment primarily due to a decrease in expenses associated with the decrease in revenue. Additionally, approximately $2.0 million of the overall decrease was attributable to our radio segment and was primarily due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by increases in salary expense and severance expense. In addition, approximately $0.6 million of the overall decrease was attributable to our television segment and was primarily due to a decrease in expenses associated with the decrease in national and local advertising revenue, partially offset by an increase in fees due to networks related to retransmission consent agreements. As a percentage of net revenue, direct operating expenses increased to 44% for the year ended December 31, 2019 from 42% for the year ended December 31, 2018.

We believe that direct operating expenses will decrease during 2020 primarily as a result of a change in the terms of a rating agency contract, and a structural change in compensation for one of our radio personalities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $54.0 million for the year ended December 31, 2019 from $51.5 million for the year ended December 31, 2018, an increase of approximately $2.5 million. Of the overall increase, approximately $2.3 million was attributable to our digital segment and was primarily due to an increase in severance expense in the first half of 2019, and an increase in bad debt expense, partially offset by a decrease in salary expense. Additionally, approximately $0.7 million of the overall increase was attributable to our television segment and was primarily due to an increase in bad debt expense and an increase in advertising expense. The overall increase was partially offset by a decrease of approximately $0.7 million in our radio segment and was primarily due to a decrease in bad debt and a decrease in salary expense. As a percentage of net revenue, selling, general and administrative expenses increased to 20% for the year ended December 31, 2019 from 17% for the year ended December 31, 2018.

We believe that selling, general and administrative expenses will not change significantly compared to such expenses in 2019.

Corporate Expenses. Corporate expenses increased to $28.1 million for the year ended December 31, 2019 from $26.9 million for the year ended December 31, 2018, an increase of $1.2 million. The increase was primarily due to an increase in audit fees that we incurred in connection with the audit of our 2018 financial statements, partially offset by a decrease in non-cash stock-based compensation. As a percentage of net revenue, corporate expenses increased to 10% for the year ended December 31, 2019 from 9% for the year ended December 31, 2018.

We believe that corporate expenses will decrease during 2020 compared to 2019, primarily as a result of decreased audit fees incurred in 2019.

Depreciation and Amortization. Depreciation and amortization increased to $16.6 million for the year ended December 31, 2019 from $16.3 million for the year ended December 31, 2018, an increase of $0.3 million. The increase was primarily attributable to the acquisition of Smadex in June 2018, and fixed assets additions in our television segment as part of the broadcast television repack following the FCC auction for broadcast spectrum.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to our 2017 acquisition of 100% of several entities collectively doing business as Headway (“Headway”), we recognized income of $6.5 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively.

Foreign currency loss. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, our operating expenses are generally denominated in the currencies of the countries in which our operations are located, and we have operations in countries other than the United States, primarily those operations related to our Headway business. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our Headway business. Foreign currency loss decreased to $0.8 million for the year ended December 31, 2019 from $1.6 million for the year ended December 31, 2018, a decrease of $0.8 million, which was primarily due to currency fluctuations that affected our digital segment operations located outside the U.S., primarily related to the Headway business.

Other operating gain. Other operating gain increased to $6.0 million for the year ended December 31, 2019 from $1.2 million for the year ended December 31, 2018, an increase of $4.8 million, primarily due to gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum.

Impairment. Due to lower than anticipated performance of our digital reporting unit, changes in key personnel, and updated internal forecasts of future performance of our digital reporting unit, we determined that triggering events had occurred during each of the second and third quarters of 2019 that required interim impairment assessments for our digital reporting unit. Impairment charge related to goodwill in our digital reporting unit was $27.7 million for the year ended December 31, 2019.

As a result of changes in regulations in Mexico, we were required to prepay the license fees for our Mexico broadcast licenses for a period of 20 years. We elected not to make the required prepayment for station XHRIO-TV serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market before the deadline to make such prepayment. As a result, we currently expect to stop broadcasting on this station at the end of the current license term, which expires on December 31, 2021. As such, we determined that triggering events had occurred during the third quarter of 2019 that required an interim impairment assessment for this broadcast license. As a result of this assessment, we incurred an impairment charge related to indefinite life intangible assets in our television reporting unit in the amount of $3.5 million for the year ended December 31, 2019.

During the fourth quarter of 2019, as a result of our annual testing of goodwill and indefinite life intangible assets, we noted that the carrying values of one television FCC license and one radio FCC license exceeded their fair values. As a result, we incurred an impairment charge related to indefinite life intangible assets in our television and radio reporting units in the amount of $0.5 million and $0.2 million, respectively, for the year ended December 31, 2019.

These write-downs were made pursuant to Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, which requires that goodwill and certain intangible assets be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the assets might be impaired.

We also recorded an impairment charge of $0.2 million to reflect the fair market value of our assets held for sale for the year ended December 31, 2019.

Operating Income (Loss). As a result of the above factors, operating loss was $1.7 million for the year ended December 31, 2019, compared to operating income of $33.6 million for the year ended December 31, 2018.

Interest Expense, net. Interest expense, net decreased to $10.3 million for the year ended December 31, 2019 from $11.8 million for the year ended December 31, 2018, a decrease of $1.5 million. This decrease was primarily due to loan principal repayment in the fourth quarter of 2018.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $0.3 million for the year ended December 31, 2019 related to capitalized finance costs written off due to partial prepayments of our debt. We recorded a loss on debt extinguishment of $0.6 million for the year ended December 31, 2018 related to capitalized finance costs written off due to partial prepayments of our debt.

Impairment loss on investment. We determined that a decrease in value of an equity investment occurred. As such, we recognized an impairment charge of $1.3 million for the year ended December 31, 2018.

Income Tax Expense or Benefit. Income tax expense for the year ended December 31, 2019 was $8.2 million or negative 72% of our pre-tax loss. The effective tax rate for the year ended December 31, 2019 was different from our statutory rate primarily due to nondeductible expenses, including the significant goodwill impairment charges recorded in Spain and the U.S. during the year, the state tax impact on the previously deferred gain from the FCC auction for broadcast spectrum, as well as foreign and state taxes. Income tax expense for the year ended December 31, 2018 was $7.9 million or 37% of our pre-tax income. The effective rate was higher than our statutory rate due to foreign and state taxes, and nondeductible expenses.

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

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $149.7 million for the year ended December 31, 2019 from $152.9 million for the year ended December 31, 2018, a decrease of $3.2 million. The decrease was primarily due to decreases in national and local advertising revenue, as a result primarily of ratings declines, competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. Additionally, as we have previously noted, there is a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. We also experienced a decrease in political advertising revenue, which was not material in 2019. The overall decrease was partially offset by increases in revenue from retransmission consent and spectrum usage rights. We generated a total of $35.4 million in retransmission consent revenue for the year ended December 31, 2019 compared to $35.1 million for the year ended December 31, 2018. We generated a total of $13.1 million in spectrum usage rights revenue for the year ended December 31, 2019 compared to $3.0 million for the year ended December 31, 2018. We currently anticipate that for the full year 2020, net revenue will increase from political revenue and retransmission consent revenue, compared to 2019.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $61.8 million for the year ended December 31, 2019 from $62.4 million for the year ended December 31, 2018, a decrease of $0.6 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in fees due to networks related to retransmission consent agreements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $22.6 million for the year ended December 31, 2019 from $21.9 million for the year ended December 31, 2018, an increase of $0.7 million. The increase was primarily due to an increase in bad debt expense and an increase in advertising expense.

Radio

Net Revenue. Net revenue in our radio segment decreased to $55.0 million for the year ended December 31, 2019 from $63.9 million for the year ended December 31, 2018, a decrease of $8.9 million. The decrease was primarily due to decreases in local and national advertising revenue, as a result primarily of ratings declines, competitive factors with other Spanish-language broadcasters and changing demographic preferences of audiences, as well as the absence of revenue from FIFA World Cup in 2019 compared to 2018, and a decrease in political advertising revenue, which was not material in 2019. Additionally, we have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $39.3 million for the year ended December 31, 2019 from $41.3 million for the year ended December 31, 2018, a decrease of $2.0 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by increases in salary expense and severance expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $17.4 million for the year ended December 31, 2019 from $18.1 million for the year ended December 31, 2018, a decrease of $0.7 million. The decrease was primarily due to a decrease in bad debt expense and a decrease in salary expense.

Digital Media

Net Revenue.  Net revenue in our digital media segment decreased to $68.9 million for the year ended December 31, 2019 from $81.0 million for the year ended December 31, 2018, a decrease of $12.1 million. The decrease was a result of declines in both international and domestic revenue.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us, which is putting pressure on margins.  In response to this trend, we are offering programmatic solutions to advertisers and strategically shifting the focus of our other digital offerings to focus on generating revenue with lower associated cost of revenue.  This has contributed to a decline in the volume of revenue but led to improvement in the gross margin percentage.  The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such adjustments will be successful.

Cost of revenue.  Cost of revenue in our digital media segment decreased to $36.8 million for the year ended December 31, 2019 from $45.1 million for the year ended December 31, 2018, a decrease of $8.3 million.  This decrease was primarily due to a decrease in expenses associated with the decrease in revenue. As a percentage of digital net revenue, cost of revenue decreased to 53% for the year ended December 31, 2019 from 56% for the year ended December 31, 2018.

Direct operating expenses. Direct operating expenses in our digital media segment decreased to $18.4 million for the year ended December 31, 2019 from $21.5 million for the year ended December 31, 2018, a decrease of $3.1 million.  The decrease was primarily due to a decrease in expenses associated with the decrease in revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital media segment increased to $13.9 million for the year ended December 31, 2019 from $11.6 million for the year ended December 31, 2018, an increase of $2.3 million. The increase was primarily due to an increase in severance expense in the first half of 2019, and an increase in bad debt expense, partially offset by a decrease in salary expense.

Liquidity and Capital Resources

We had a net loss of $19.7 million for the year ended December 31, 2019, and net income of $12.2 million and $175.7 million for the years ended December 31, 2018 and 2017, respectively. We had positive cash flow from operations of $31.5 million, $33.8 million and $301.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2017 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months from the issuance of this Annual Report. At December 31, 2019 we held cash and cash equivalents of $9.1 million in accounts outside the United States. Our liquidity is not materially impacted by the amount held in accounts outside the United States as our operating cash flows are primarily driven by U.S. sources.

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

Borrowings under the Term Loan B Facility were used on the Closing Date (a) to repay in full all of our and our subsidiaries’ then outstanding obligations under the previous 2013 credit agreement, or 2013 Credit Agreement, and to terminate the 2013 Credit Agreement, (b) to pay fees and expenses in connection with the 2017 Credit Facility, and (c) for general corporate purposes.

The 2017 Credit Facility is guaranteed on a senior secured basis by certain of our existing and future wholly-owned domestic subsidiaries, and is secured on a first priority basis by our and those subsidiaries’ assets.

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of December 31, 2019, the interest rate on our Term Loan B was 4.55%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

In December 2019 and 2018, we made prepayments of $25.0 million and $50.0 million, respectively, to reduce the amount of loans outstanding under our Term Loan B Facility.

On April 30, 2019, we entered into an amendment to the 2017 Credit Agreement, which became effective on May 1, 2019. Pursuant to this amendment, the lenders:

•	waived any events of default that may have arisen under the 2017 Credit Agreement in connection with our failure to timely deliver audited financial statements for fiscal year 2018, and
•	amended the 2017 Credit Agreement, giving us until May 31, 2019 to deliver the 2018 audited financial statements.

On May 7, 2019, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which Annual Report contained the 2018 audited financial statements. By filing our 2018 Annual Report on Form 10-K prior to May 31, 2019, we believe that we have complied with the affirmative covenants in the amendment to the 2017 Credit Agreement regarding delivery of the 2018 audited financial statements.

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

From inception of the share repurchase program through December 31, 2019, we have repurchased a total of approximately 8.3 million shares of Class A common stock at an average price of $3.81, for an aggregate purchase price of approximately $31.7 million. All repurchased shares were retired as of December 31, 2019.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $41.2 million for the year ended December 31, 2019 from $54.0 million for the year ended December 31, 2018, a decrease of $12.8 million, or 24%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 15% for the year ended December 31, 2019, from 18% for the year ended December 31, 2018.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of December 31): 2019, 3.5 to 1; 2018, 3.2 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 53.

Cash Flow

Net cash flow provided by operating activities was $31.5 million for the year ended December 31, 2019 compared to net cash flow provided by operating activities of $33.8 million for the year ended December 31, 2018. We had net loss of $19.7 million for the year ended December 31, 2019, which included non-cash items such as deferred income taxes of $5.3 million, depreciation and amortization expense of $16.6 million, and impairment charge of $32.1 million. We had net income of $12.2 million for the year ended December 31, 2018, which was partially offset by non-cash items, including deferred income taxes of $4.6 million, depreciation and amortization expense of $16.3 million, and impairment loss on investment of $1.3 million. We expect to have positive cash flow from operating activities for the 2020 year.

Net cash flow provided by investing activities was $14.4 million for the year ended December 31, 2019, compared to net cash flow used in investing activities of $159.5 million for the year ended December 31, 2018. During the year ended December 31, 2019, we had proceeds of $43.6 million from the maturity of marketable securities, and we spent $1.7 million on purchases of investments, $2.3 million on the purchase of intangible assets, and $25.3 million on net capital expenditures. During the year ended December 31, 2018, we spent $159.4 million on purchases of marketable securities, $3.2 million on the purchase of intangible assets, $3.5 million on the acquisition of businesses, and $17.0 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $9.0 million during the full year 2020. Of this amount, we expect that approximately $1.4 million will be expended in connection with the required relocation of certain of our television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum, which amount we expect to be reimbursed to us by the FCC. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $59.4 million for the year ended December 31, 2019, compared to net cash flow used in financing activities of $88.6 million for the year ended December 31, 2018. During the year ended December 31, 2019, we made debt payments of $28.0 million, dividend payments of $17.0 million, and paid $12.6 million for the repurchase of stock. During the year ended December 31, 2018, we made debt payments of $53.0 million, dividend payments of $17.8 million, and paid $13.8 million for the repurchase of stock.

Commitments and Contractual Obligations

Our material contractual obligations at December 31, 2019 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt and related interest (1)	$264,140	$12,593	$24,790	$226,757	$—
Media research and ratings providers (2)	18,603	11,545	6,549	509	—
Operating leases (3)	70,798	10,975	17,285	11,814	30,724
Other material non-cancelable contractual obligations (4)	7,615	2,151	4,065	1,399	—
Total contractual obligations (5)	$361,156	$37,264	$52,689	$240,479	$30,724

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
(3)

We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through February 2051. These amounts do not include month-to-month leases.

(4)	These amounts consist primarily of obligations for software licenses utilized by our sales team.
(5)

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1.2 million of liabilities related to uncertain tax positions have been excluded from the table above.

We have also entered into employment agreements with certain of our key employees, including Walter F. Ulloa, Jeffery A. Liberman, Christopher T. Young, and Karl Meyer. Our obligations under these agreements are not reflected in the table above.

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

As of our annual goodwill testing date, October 1, 2019, we had $40.5 million of goodwill in our television reporting unit. We did not reach a definitive conclusion on the television reporting unit based on a qualitative assessment alone so we performed a quantitative test and compared the fair value of the television reporting unit to its carrying amount. The fair value of our television reporting unit exceeded its carrying value by 38%, resulting in no impairment charge. As discussed in Note 5 to Notes to Consolidated Financial Statements, the calculation of the fair value of the television reporting unit requires estimates of the discount rate and the long term projected growth rate.  If that discount rate were to increase by 0.5%, the fair value of the television reporting unit would decrease by 6%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 5%.

Due to lower than anticipated performance of our digital reporting unit, changes in key personnel, and updated internal forecasts of future performance of our digital reporting unit, we determined that triggering events had occurred during each of the second and third quarters of 2019 that required interim impairment assessment for our digital reporting unit. As a result, we recorded an impairment charge of $27.7 million for the year ended December 31, 2019. Because we conducted an interim impairment assessment relating to our digital reporting unit in the third quarter of 2019, as of September 30, 2019, we did not conduct an impairment assessment in our digital reporting unit on the annual goodwill testing date of October 1, 2019. As discussed in Note 5 to Notes to Consolidated Financial Statements, the calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate.  If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 8%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 2%.

As of our annual goodwill testing date, October 1, 2019, we had no goodwill in our radio reporting unit.

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

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions we make about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. During the fourth quarter of 2019 we noted that the carrying value of one television FCC license exceeded its fair value. As a result, we incurred an impairment charge in the amount of $0.5 million. The fair values of our television FCC licenses for each of the remaining market clusters exceeded the carrying values in amounts ranging from 5% to over 1,000%. During the fourth quarter of 2019 we noted that the carrying value of one radio FCC license exceeded its fair value. As a result, we incurred an impairment charge in the amount of $0.2 million. The fair values of our radio FCC licenses for each of the remaining market clusters exceeded the carrying values in amounts ranging from 13% to over 300%. Two markets with aggregate carrying value of approximately $20.4 million have fair values that exceed carrying values by less than 10%.

As a result of changes in regulations in Mexico, we were required to prepay the license fees for our Mexico broadcast licenses for a period of 20 years.  We elected not to make the required prepayment for station XHRIO-TV serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market before the deadline to make such prepayment.  As a result, we currently expect to stop broadcasting on this station at the end of the current license term, which expires on December 31, 2021.  As such, we determined that triggering events had occurred during the third quarter of 2019 that required an interim impairment assessment for this broadcast license. As a result of this assessment, we incurred an impairment charge related to indefinite life intangible assets in our television reporting unit in the amount of $3.5 million for the year ended December 31, 2019.

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

We recorded an impairment charge of $0.2 million to reflect the fair market value of our assets held for sale for the year ended December 31, 2019.

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

Recently Issued Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements.

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

As a result of changes in regulations in Mexico, we were required to prepay the license fees for our Mexico broadcast licenses for a period of 20 years.  We elected not to make the required prepayment for station XHRIO-TV serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market before the deadline to make such prepayment.  As a result, we currently expect to stop broadcasting on this station at the end of the current license term, which expires on December 31, 2021.  As such, we determined that triggering events had occurred during the third quarter of 2019 that required an interim impairment assessment for this broadcast license. As a result of this assessment, we incurred an impairment charge related to indefinite life intangible assets in our television reporting unit in the amount of $3.5 million for the year ended December 31, 2019. Additionally, during the fourth quarter of 2019 we noted that the carrying value of one television FCC license exceeded its fair value. As a result, we incurred an impairment charge in the amount of $0.5 million. The fair values of our television FCC licenses for each of the remaining market clusters exceeded the carrying values in amounts ranging from 5% to over 1,000%. Two markets with aggregate carrying value of $20.4 million have fair values that exceed carrying values by less than 10%.

We conducted our annual review of our television reporting unit as part of our goodwill testing and determined that the carrying value of our television reporting unit exceeded the fair value. The fair value of the television reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on the historical performance of the business and projected trends in the television industry and Hispanic market. Based on the assumptions and estimates described above, the television reporting unit’s fair value exceeded its carrying value by 38%, resulting in no impairment charge for the year ended December 31, 2019. As discussed in Note 5 to Notes to Consolidated Financial Statements, the calculation of the fair value of the television reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the television reporting unit would decrease by 6%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 5%.

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

We conducted a review of our radio indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. During the fourth quarter of 2019 we noted that the carrying value of one radio FCC licenses exceeded its fair value. As a result, we incurred an impairment charge in the amount of $0.2 million. The fair values of our radio FCC licenses for each of the remaining market clusters exceeded the carrying values in amounts ranging from 13% to over 300%.

We did not have any goodwill in our radio reporting unit at December 31, 2019.

Digital Media

Due to lower than anticipated performance of our digital reporting unit, changes in key personnel, and updated internal forecasts of future performance of our digital reporting unit, we determined that triggering events had occurred during each of the second and third quarters of 2019 that required interim impairment assessment for our digital reporting unit. As a result, we recorded an impairment charge of $27.7 million for the year ended December 31, 2019. Because we conducted an interim impairment assessment relating to our digital reporting unit in the third quarter of 2019, as of September 30, 2019, we did not conduct an impairment assessment in our digital reporting unit on the annual goodwill testing date of October 1, 2019. The fair value of the digital reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on the historical performance of the business and projected trends in the digital industry and Hispanic market. As discussed in Note 5 to Notes to Consolidated Financial Statements, the calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 8%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 2%.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2019. However, based on recent inflation trends, the economy in Argentina has been classified as highly inflationary. As a result, we applied the guidance in ASC 830 by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates. There can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of December 31, 2019, we had $218.2 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at LIBOR plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2019 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.2 million based on the outstanding balance of our term loan as of December 31, 2019.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the U.S., primarily related to the Headway business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at December 31, 2019 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Spain, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness in internal control over financial reporting described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019.

As previously reported, a material weakness in our internal controls existed as of December 31, 2018 relating to internal controls over our digital segment which includes the Headway business, which we acquired in April 2017. Although substantial progress has been made in remediating this material weakness, it has not been fully remediated as of December 31, 2019, and therefore this control weakness continues to constitute a material weakness. The material weakness consists of (a) control deficiencies in internal control over financial reporting related to revenue in our digital business which includes both the Headway business, as well as our legacy digital business, and (b) deficiencies in internal controls over financial reporting in Headway relating to a number of areas, including accounts receivable, accounts payable, operating expenses, intercompany accounts and income taxes.

Following our acquisition of Headway, management implemented controls over Headway relating to these areas; however, management has determined that these controls were not designed and/or implemented with an adequate precision level such that they would prevent or detect the reporting of inaccurate information, which in turn could lead to a material misstatement.

Although this control weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, it could lead to a material misstatement of account balances or disclosures.  Accordingly, management has concluded that this control weakness constitutes a material weakness.

Management’s Plan for Remediation

With respect to the material control weakness described above, management has continued to test and evaluate the elements of the remediation plan implemented to date.  These elements include:

•	providing additional technical training for accounting personnel tasked with review of revenue contracts in our digital segment;
•	implementing increased monitoring controls over information obtained from third parties relating to revenue in our digital segment;
•	redesigning certain controls at Headway to increase the level of precision related to accounts receivable, accounts payable, operating expenses, intercompany accounts and income taxes;
•	hiring additional management, accounting, finance and information technology personnel in certain of our foreign locations to strengthen our accounting resources in these locations; and
•	providing additional internal controls training for employees in key internal control roles in the digital segment

Based on management’s review and the oversight of the Audit Committee, we have determined that, although substantial progress has been made in remediating this material weakness, the weakness has not been fully remediated as of December 31, 2019.

As we continue to evaluate and test the remediation plan outlined above, we may also identify additional measures to address the material weakness or modify certain of the remediation procedures described above. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weakness. Management, with the oversight of the Audit Committee, will continue to take steps necessary to remedy the material weakness to reinforce the overall design and capability of our control environment.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As of December 31, 2018, management determined that we did not have sufficient accounting resources and personnel to ensure proper application of GAAP and effectively design and execute process level controls around certain complex or non-recurring transactions and complex transactions. This was reported as a material weakness in internal control over financial reporting. During the year ended December 31, 2019 we implemented the following controls that effectively remediated this material weakness:

•	hired additional employees to address complex accounting matters primarily related to the expanding geographic scope of our business operations;
•

enhanced our internal controls team through hiring management-level employees and additional staff, as well as engaging third-party consultants to assist in the design and testing of key internal controls; and

•	completed implementation a new enterprise reporting software to provide additional system controls to free up accounting resources

As of December 31, 2018, management also identified a material weakness in internal controls over revenue in our broadcast business. During the year ended December 31, 2019 we implemented the following controls that effectively remediated this material weakness:

•	provided additional technical training for accounting personnel tasked with review of revenue contracts;
•

enhanced our internal controls team through hiring management-level employees and additional staff, as well as engaging third-party consultants to assist in the design and testing of key internal controls; and

•	implemented increased monitoring controls over revenue in our broadcast business

Our independent registered public accounting firm, BDO USA, LLP, which has audited and reported on our financial statements as of and for the year ended December 31, 2019, issued an attestation report regarding our internal control over financial reporting as of December 31, 2019. BDO USA, LLP’s report is included in this annual report below.

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

Changes in Internal Control

Other than the controls implemented to remediate the material weaknesses described above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Entravision Communications Corporation

Santa Monica, California

Opinion on Internal Control over Financial Reporting

We have audited Entravision Communications Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as “the consolidated financial statements”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over revenue in the digital business which includes both the Headway business, as well as the legacy digital business and controls over financial reporting in Headway relating to a number of areas, including accounts receivable, accounts payable, operating expenses, intercompany accounts and income taxes has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 16, 2020 on those consolidated financial statements.

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

March 16, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2(17)	Fourth Amended and Restated Bylaws, as adopted on December 3, 2014

10.1(3)†	2000 Omnibus Equity Incentive Plan

10.2(6)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(3)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(29)†	Employment Agreement effective as of January 1, 2020 by and between the registrant and Walter F. Ulloa

10.5(20)†	Employment Agreement effective as of January 1, 2017 by and between the registrant and Walter F. Ulloa

10.6(30)†	Executive Employment Agreement effective as of March 1, 2020 by and between the registrant and Jeffery A. Liberman

10.7(22)†	Executive Employment Agreement effective as of March 1, 2017 by and between the registrant and Jeffery A. Liberman

10.8(26)†	Executive Employment Agreement effective as of January 1, 2019 between the registrant and Christopher T. Young

10.9(28)†	Executive Employment Agreement effective as of May 13, 2019 between the registrant and Karl Meyer

10.10(27)†	Separation and Services Agreement effective as of January 2, 2019 between the registrant and Mario M. Carrera

10.11(3)†	Form of Indemnification Agreement for officers and directors of the registrant

10.12(3)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.13(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.14(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.15(3)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

Exhibit Number	Exhibit Description
10.16(8)

First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.17(7)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.18(12)	Third Amendment to Lease effective as of January 31, 2011 by and between Water Garden Company L.L.C. and the registrant

10.19(23)	Station Affiliation Agreement, dated as of October 2, 2017, by and between Entravision Communications Corporation, The Univision Network Limited Partnership and UniMás Network

10.20(9)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.21(13)

Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.22(9)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.23(13)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.24(2)†	2004 Equity Incentive Plan

10.25(10)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.26(11)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.27(14)†	Third Amendment, dated as of April 23, 2014, to 2004 Equity Incentive Plan

10.28(15)†	Fourth Amendment, dated as of May 21, 2014, to 2004 Equity Incentive Plan

10.29(6)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.30(16)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (directors)

10.31(25)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (directors)

10.32(18)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.33(18)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.34(19)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.35(21)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.36(4)	2001 Employee Stock Purchase Plan

10.37(5)	First Amendment, dated as of December 31, 2005, to 2001 Employee Stock Purchase Plan

10.38(27)†	Non-Employee Director Compensation Policy

10.39(24)

Credit Agreement, dated as of November 30, 2017, by and among Entravision Communications Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, RBC Capital Markets, as Syndication Agent, Wells Fargo Bank, National Association, as Documentation Agent, and the other financial institutions party thereto as Lenders

10.40(24)

Security Agreement, dated as of November 30, 2017, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and Bank of America, N.A., as Administrative Agent

10.41(27)

First Amendment and Limited Waiver, dated as of April 30, 2019, by and among Entravision Communications Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders

21.1*	Subsidiaries of the registrant

23.1*	Consent of BDO USA, LLP

Exhibit Number	Exhibit Description

23.2*	Consent of Grant Thornton LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(3)

Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.

(4)	Incorporated by reference from Annex B to our definitive Proxy Statement on Schedule 14A, filed with the SEC on April 9, 2001.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 24, 2006.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(8)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 25, 2011.
(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 5, 2012.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014.
(15)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 30, 2014.
(16)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014.
(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 5, 2014.
(18)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015.
(19)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016.
(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 30, 2016.

(21)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.
(22)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 24, 2017.
(23)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 5, 2017.
(24)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 1, 2017.
(25)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2018.
(26)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 15, 2019.
(27)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on May 7, 2019.
(28)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019.
(29)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 30, 2019.
(30)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 13, 2020.

(c) Financial Statement Schedules:

Not applicable.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 16, 2020

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

Signature	Title	Date

/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 16, 2020

/s/ CHRISTOPHER T. YOUNG Christopher T. Young	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2020

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 16, 2020

/s/ Gilbert R. Vasquez Gilbert R. Vasquez	Director	March 16, 2020

/s/ Patricia Diaz Dennis Patricia Diaz Dennis	Director	March 16, 2020

/s/ Juan Saldivar von Wuthenau Juan Saldivar von Wuthenau	Director	March 16, 2020

/s/ Martha Elena Diaz Martha Elena Diaz	Director	March 16, 2020

/s/ Arnoldo Avalos Arnoldo Avalos	Director	March 16, 2020

/s/ Fehmi Zeko Fehmi Zeko	Director	March 16, 2020

ENTRAVISION COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Entravision Communications Corporation

Santa Monica, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an adverse opinion thereon.

Change in Accounting Method Related to Leases and Revenue

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Codification (“ASC”) 842 – Leases.

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company has changed its method of accounting for revenue effective January 1, 2018 due to the adoption of ASC 606 - Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2018. Los Angeles, California
March 16, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Entravision Communications Corporation

Opinion on the financial statements

We have audited the consolidated balance sheet of Entravision Communications Corporation and subsidiaries (the “Company”) as of December 31, 2017 (not presented herein), and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2014 to 2017. Los Angeles, California
March 30, 2018 (except as to Note 3 in the previously filed 2018 financial statements, which is not presented herein and is as of May 6, 2019)

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(In thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$33,123	$46,733
Marketable securities	91,662	132,424
Restricted cash	734	732
Trade receivables (including related parties of $4,251 and $4,530), net of allowance for doubtful accounts of $2,890 and $3,395	71,406	79,308
Assets held for sale	950	1,179
Prepaid expenses and other current assets (including related parties of $274 and $274)	11,557	10,672
Total current assets	209,432	271,048
Property and equipment, net of accumulated depreciation of $188,579 and $187,375	79,642	64,939
Intangible assets subject to amortization, net of accumulated amortization of $99,819 and $93,793 (including related parties of $7,098 and $8,327)	16,772	22,598
Intangible assets not subject to amortization	252,544	254,598
Goodwill	46,511	74,292
Operating leases right of use asset	43,837	—
Other assets	7,462	2,934
Total assets	$656,200	$690,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and accrued expenses (including related parties of $2,147 and $1,948)	53,931	51,034
Operating lease liabilities	9,056	—
Total current liabilities	65,987	54,034
Long-term debt, less current maturities, net of unamortized debt issuance costs of $2,226 and $2,709	213,024	240,541
Long-term operating lease liabilities	41,387	—
Other long-term liabilities	3,371	16,418
Deferred income taxes	44,259	46,684
Total liabilities	368,028	357,677

Commitments and contingencies (note 12)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2019 60,074,698 and 2018 63,210,531	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2019 and 2018 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2019 and 2018 9,352,729	1	1
Additional paid-in capital	836,170	862,299
Accumulated deficit	(547,876)	(528,164)
Accumulated other comprehensive income (loss)	(131)	(1,412)
Total stockholders' equity	288,172	332,732
Total liabilities and stockholders' equity	$656,200	$690,409

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2019, 2018 and 2017

(In thousands, except share and per share data)

	2019	2018	2017
Net revenue:
Revenue from advertising and retransmission consent	$260,514	$294,839	$272,091
Revenue from spectrum usage rights	13,061	2,976	263,943
Total net revenue	$273,575	$297,815	$536,034
Expenses:
Cost of revenue - television (spectrum usage rights)	—	—	12,340
Cost of revenue - digital media	36,757	45,096	32,998
Direct operating expenses (including related parties of $8,194, $9,254, and $9,494) (including non-cash stock-based compensation of $732, $732, and $1,236)	119,412	125,242	119,283
Selling, general and administrative expenses	53,965	51,535	49,116
Corporate expenses (including non-cash stock-based compensation of $3,645, $5,055, and $4,855)	28,067	26,865	27,937
Depreciation and amortization (includes direct operating of $11,294, $10,272, and $8,861; selling, general and administrative of $4,696, $5,450, and $6,347; and corporate of $658, $551 and $1,203) (including related parties of $1,229, $1,228, and $2,043)	16,648	16,273	16,411
Change in fair value of contingent consideration	(6,478)	(1,202)	—
Impairment charge	32,097	—	—
Foreign currency (gain) loss	754	1,616	350
Other operating (gain) loss	(5,994)	(1,187)	(262)
	275,228	264,238	258,173
Operating income (loss)	(1,653)	33,577	277,861
Interest expense	(13,683)	(15,743)	(16,709)
Interest income	3,353	3,973	774
Dividend income	918	1,475	—
Gain (loss) on debt extinguishment	(255)	(550)	(3,306)
Impairment loss on investment	—	(1,320)	—
Income (loss) before income taxes	(11,320)	21,412	258,620
Income tax (expense) benefit	(8,158)	(7,877)	(82,612)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(19,478)	13,535	176,008
Equity in net income (loss) of nonconsolidated affiliate	(234)	(1,374)	(310)
Net income (loss)	$(19,712)	$12,161	$175,698
Basic and diluted earnings per share:
Net income (loss) per share, basic	$(0.23)	$0.14	$1.95
Net income (loss) per share, diluted	$(0.23)	$0.13	$1.91
Cash dividends declared per common share, basic	$0.20	$0.20	$0.16
Cash dividends declared per common share, diluted	$0.20	$0.20	$0.16
Weighted average common shares outstanding, basic	85,107,301	89,115,997	90,272,257
Weighted average common shares outstanding, diluted	85,107,301	90,328,583	91,891,957

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2019, 2018 and 2017

(In thousands)

	2019	2018	2017
Net income (loss)	$(19,712)	$12,161	$175,698
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(147)	(352)	(60)
Change in fair value of marketable securities	1,428	(1,000)	—
Change in fair value of interest rate swap agreements	—	—	1,530
Termination of interest rate swap agreements	—	—	1,447
Total other comprehensive income (loss)	1,281	(1,352)	2,917
Comprehensive income (loss)	$(18,431)	$10,809	$178,615

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2019, 2018 and 2017

(In thousands, except share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2017	65,886,256	14,927,613	9,352,729	—	$7	$2	$1	$904,867	$(718,444)	$(2,977)	$183,456
Adoption of ASU 2016-09	—	—	—	—	—	—	—	(36)	2,421	—	2,385
Issuance of common stock upon exercise of stock options or awards of restricted stock units	603,440	—	—	—	—	—	—	708	—	—	708
Tax payments related to shares withheld for share-based compensation plans	537,886	—	—	—	—	—	—	(2,980)	—	—	(2,980)
Stock-based compensation expense	—	—	—	—	—	—	—	6,091	—	—	6,091
Repurchase of Class A common stock	(958,257)	—	—	958,257	—	—	—	(5,330)	—	—	(5,330)
Retirement of treasury stock	—	—	—	(958,257)	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(14,670)	—	—	(14,670)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	1,530	1,530
OCI release due to termination of interest rate swap agreements	—	—	—	—	—	—	—	—	—	1,447	1,447
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(60)	(60)
Net income (loss) for the year ended December 31, 2017	—	—	—	—	—	—	—	—	175,698	—	175,698
Balance, December 31, 2017	66,069,325	14,927,613	9,352,729	—	7	2	1	888,650	(540,325)	(60)	348,275
Issuance of common stock upon exercise of stock options or awards of restricted stock units	100,000	—	—	—	—	—	—	249	—	—	249
Tax payments related to shares withheld for share-based compensation plans	586,306	—	—	—	(1)	—	—	(793)	—	—	(794)
Stock-based compensation expense	—	—	—	—	—	—	—	5,787	—	—	5,787
Repurchase of Class A common stock	(3,545,100)	—	—	3,545,100	—	—	—	(13,812)	—	—	(13,812)
Retirement of treasury stock	—	—	—	(3,545,100)	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(17,782)	—	—	(17,782)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	(1,000)	(1,000)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(352)	(352)
Net income (loss) for the year ended December 31, 2018	—	—	—	—	—	—	—	—	12,161	—	12,161
Balance, December 31, 2018	63,210,531	14,927,613	9,352,729	—	6	2	1	862,299	(528,164)	(1,412)	332,732
Tax payments related to shares withheld for share-based compensation plans	673,732	—	—	—	—	—	—	(979)	—	—	(979)
Stock-based compensation expense	—	—	—	—	—	—	—	4,377	—	—	4,377
Repurchase of Class A common stock	(3,809,565)	—	—	3,809,565	—	—	—	(12,565)	—	—	(12,565)
Retirement of treasury stock	—	—	—	(3,809,565)	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(16,962)	—	—	(16,962)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	1,428	1,428
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(147)	(147)
Net income (loss) for the year ended December 31, 2019	—	—	—	—	—	—	—	—	(19,712)	—	(19,712)
Balance, December 31, 2019	60,074,698	14,927,613	9,352,729	—	$6	$2	$1	$836,170	$(547,876)	$(131)	$288,172

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2019, 2018 and 2017

(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(19,712)	$12,161	$175,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,648	16,273	16,411
Cost of revenue - television (spectrum usage rights)	—	—	12,340
Impairment charge	32,097	—	—
Impairment loss on investment	—	1,320	—
Deferred income taxes	5,311	4,612	81,766
Non-cash interest	881	1,124	3,237
Amortization of syndication contracts	505	651	452
Payments on syndication contracts	(543)	(643)	(445)
Equity in net (income) loss of nonconsolidated affiliate	234	1,374	310
Non-cash stock-based compensation	4,377	5,787	6,091
(Gain) loss on disposal of property and equipment	158	—	28
(Gain) loss on debt extinguishment	255	550	3,306
Changes in assets and liabilities:
(Increase) decrease in trade receivables, net	8,610	5,895	414
(Increase) decrease in prepaid expenses and other current assets	2,102	(5,581)	(913)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(19,384)	(9,727)	2,825
Net cash provided by operating activities	31,539	33,796	301,520
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	—	33	50
Purchases of property and equipment	(25,283)	(17,006)	(12,078)
Purchases of intangibles	(2,300)	(3,153)	(32,588)
Purchase of a businesses, net of cash acquired	—	(3,522)	(29,149)
Purchases of marketable securities	(1,400)	(159,403)	—
Proceeds from marketable securities	43,647	25,000	—
Purchases of investments	(300)	(1,495)	(2,450)
Deposits on acquisition	—	—	(190)
Net cash provided by (used in) investing activities	14,364	(159,546)	(76,405)
Cash flows from financing activities:
Proceeds from stock option exercises	-	249	708
Tax payments related to shares withheld for share-based compensation plans	(1,688)	(2,268)	(798)
Payments on long-term debt	(28,000)	(53,000)	(293,563)
Dividends paid	(16,962)	(17,782)	(14,670)
Repurchase of Class A common stock	(12,565)	(13,812)	(5,330)
Payment of contingent consideration	—	(2,015)	(3,819)
Termination of swap agreements	—	—	(2,441)
Proceeds from borrowings on long-term debt	—	—	298,500
Payments of capitalized debt offering and issuance costs	(225)	—	(3,382)
Net cash used in financing activities	(59,440)	(88,628)	(24,795)
Effect of exchange rates on cash, cash equivalents and restricted cash	(71)	(11)	14
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,608)	(214,389)	200,334
Cash, cash equivalents and restricted cash:
Beginning	47,465	261,854	61,520
Ending	$33,857	$47,465	$261,854
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$12,802	$14,619	$13,472
Income taxes	$2,847	$3,265	$846
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$730	$660	$1,678
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$1,641	$8,119	$12,107

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter referred to collectively as the “Company”) is a leading global media company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, the Company’s digital segment, located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Entravision’s operations encompass integrated marketing and media solutions, comprised of television, radio, and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2019, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting, and digital media. As of December 31, 2019, the Company owns and/or operates 56 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. The television broadcasting segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Entravision also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicate radio programming to more than 100 markets across the United States. The Company operates a proprietary technology and data platforms that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on its owned and operated digital media sites; the digital media sites of its publisher partners; and on other digital media sites it can access through third-party platforms and exchanges.

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

The Company has consolidated one entity for which it is the primary beneficiary. Total net assets and results of operations of the entity as of and for the years ended December 31, 2019 and 2018 are not significant.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and commercial paper. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. The Company had $9.1 million and $5.3 million in cash and cash equivalents held outside the United States as of December 31, 2019 and 2018, respectively.

Restricted Cash

As of December 31, 2019 and 2018, the Company’s balance sheet includes $0.7 million in restricted cash as temporary collateral for the Company’s letters of credit.

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

The Company has made investments in Cocina Vista, LLC (“Cocina”), a digital media company focused on Spanish and Latin American food and cooking in the United States, Spain and Latin America, beginning in the second quarter of 2017. The investment in Cocina totaled $2.6 million for a 49.0% ownership interest as of December 31, 2019. The Company has concluded that Cocina is a variable interest entity but it is not the primary beneficiary. The investment was recorded in “Other assets” on the consolidated balance sheet and is accounted for using the equity method. The current balance of total assets, net equity and results of operations of this investment as of and for the year ended December 31, 2019 are not significant.

As of December 31, 2019, the Company held investments in a money market fund, certificates of deposit, and corporate bonds. The Company’s available for sale securities totaled $91.7 million as of December 31, 2019 and are comprised of certificates of deposit and bonds, which were recorded at their fair market value within “Marketable securities” in the consolidated balance sheet” (see Note 10). All certificates of deposit are within the current Federal Deposit Insurance Corporation insurance limits and all corporate bonds are investment grade.

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2019, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense that aggregated $2.3 million, $1.8 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The net charge off of bad debts aggregated $2.8 million, $1.2 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

As of December 31, 2019 and 2018, the fair value of the Company’s long-term debt was approximately $211.7 million and $241.3 million, respectively, based on an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

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

Off-Balance Sheet Financings and Liabilities

Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees (see Notes 7, 12 and 17), the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material variable-interest entities that are not included in the consolidated financial statements.

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

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.5 million, $0.1 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $0.5 million, $0.7 million and $0.9 million for each of the years ended December 31, 2019, 2018 and 2017, respectively. Trade costs were approximately $0.5 million, $0.7 million and $0.9 million for each of the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company classifies cash flows from excess tax benefits from exercised options in excess of the deferred tax asset attributable to stock-based compensation costs as operating cash flows.

Earnings Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Basic earnings per share:
Numerator:
Net income (loss)	$(19,712)	$12,161	$175,698
Denominator:
Weighted average common shares outstanding, basic	85,107,301	89,115,997	90,272,257
Per share:
Net income (loss) per share	$(0.23)	$0.14	$1.95
Diluted earnings per share:
Numerator:
Net income (loss)	$(19,712)	$12,161	$175,698
Denominator:
Weighted average common shares outstanding	85,107,301	89,115,997	90,272,257
Dilutive securities:
Stock options	-	629,933	906,519
Restricted stock units	-	582,653	713,181
Diluted shares outstanding	85,107,301	90,328,583	91,891,957
Per share:
Net income (loss) per share	$(0.23)	$0.13	$1.91

Basic earnings per share is computed as net income divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the year ended December 31, 2019, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 1,117,216. For the years ended December 31, 2018 and 2017, a total of 182,847 and 243,234 shares of dilutive securities, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Comprehensive Income (loss)

For the year ended December 31, 2019 the Company had other comprehensive income, net of tax, of $1.3 million. For the year ended December 31, 2018 the Company had other comprehensive loss, net of tax, of $1.3 million. For the year ended December 31, 2017 the Company had other comprehensive income, net of tax of $2.9 million.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), which amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended standard requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While the Company is continuing to assess the potential impacts of ASU 2016-13, it does not expect ASU 2016-13 to have a material effect on its financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. While the Company is continuing to assess the potential impacts of ASU 2018-15, it does not expect ASU 2018-15 to have a material effect on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. While the Company is continuing to assess the potential impacts of ASU 2018-13, it does not expect ASU 2018-13 to have a material effect on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Newly Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations relating to leases. Lessees are required to recognize a liability to make lease payments and a right-of-use (“ROU”) asset representing the right to use the underlying asset for the lease term. The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the earnings statement and cash flows; however, substantially all leases are required to be recognized on the balance sheet. ASU 2016-02 also requires quantitative and qualitative disclosures regarding key information about leasing arrangements. ASU 2016-02 is effective using a modified retrospective approach for fiscal years and interim periods beginning after December 15, 2018. This standard allowed entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The standard also provides for certain practical expedients.

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

Based on the Company’s assessment, the adoption of the guidance resulted in a material impact on the Company’s consolidated balance sheet.  However, the impact to the Company’s results of operations and cash flows through December 31, 2019 are not considered material. As of the adoption date, the Company recognized ROU assets of $45.8 million and lease liabilities of $52.4 million.  The difference between the ROU assets and lease liabilities is attributed to deferred rent and lease incentives which were combined and presented net within the ROU assets.  Refer to Note 7 for additional information.

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

In August 2018, the SEC issued a final rule to amend certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements, US GAAP or IFRS. The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. The Company adopted this rule in the first quarter of 2019 and included a statement of stockholders’ equity beginning in its Quarterly Report on Form 10-Q for the period ended March 31, 2019.

3. ACQUISITIONS

Upon consummation of each acquisition the Company evaluates whether the acquisition constitutes a business. If substantially all the fair value is concentrated in a single asset (or group of similar assets) the acquired entity is not a business. An acquisition is considered a business if it is comprised of a complete self-sustaining integrated set of activities and assets consisting of inputs and substantive processes applied to those inputs that are used to generate revenues. For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs to customers. A transferred set of activities and assets fails the definition of a business if it excludes one or more significant items such that it is not possible for the set to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.

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

KMBH-TV

On November 7, 2019, the Company completed the acquisition of television station KMBH-TV, serving the McAllen, Texas area, for an aggregate cash consideration of $2.9 million. The transaction was treated as an asset acquisition with the majority of the purchase price recorded in “Intangible assets not subject to amortization” on the Company’s consolidated balance sheet.

Smadex

On June 11, 2018, the Company completed the acquisition of 100% of the stock of Smadex, S.L. (“Smadex”), a mobile programmatic solutions provider that delivers performance-based solutions and data insights for marketers. The transaction was treated as a business acquisition in accordance with the guidance of ASC 805. The Company acquired Smadex to expand its technology platform, broaden its digital solutions offering and enhance its execution of performance campaigns. The transaction was funded from cash on hand for an aggregate cash consideration of $3.5 million, net of $1.2 million of cash acquired.

The following is a summary of the final purchase price allocation for the Company’s acquisition of Smadex (in millions):

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

	Years Ended December 31,
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

KMCC-TV

On January 16, 2018, the Company completed the acquisition of television station KMCC-TV, which serves the Las Vegas, Nevada area, for an aggregate cash consideration of $3.6 million. The transaction was treated as an asset acquisition with the majority of the purchase price recorded in “Intangible assets not subject to amortization” on the Company’s consolidated balance sheet.

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

The following unaudited pro forma information for the year ended December 31, 2017 has been prepared to give effect to the acquisition of Headway as if the acquisition had occurred on January 1, 2017. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

Year Ended December 31, 2017
Pro Forma:
Total revenue	$545,592
Net income (loss)	$176,138

Basic and diluted earnings per share:
Net income per share, basic	$1.95
Net income per share, diluted	$1.92

Weighted average common shares outstanding, basic	90,272,257
Weighted average common shares outstanding, diluted	91,891,957

The unaudited pro forma information for the year ended December 31, 2017 was adjusted to exclude acquisition fees and costs of $0.5 million, which were expensed in connection with the acquisition.

As of December 31, 2018, the Company had a liability balance of $8.1 million related to the contingent consideration arrangement based on a calculation of the fair value using the real options technique in accordance with ASC 805-30-25-5. See further detail of key assumptions used in the calculation described in Note 10.  As of December 31, 2019, the three-year period of the contingent consideration arrangement concluded and therefore an estimation using the real options technique was not performed.  As of December 31, 2019, the remaining estimated liability balance is $1.6 million. The Company has not completed the process, described in the agreements related to the acquisition of Headway, of finalizing the calculation of the contingent consideration, if any, related to the acquisition of Headway with respect to calendar year 2019. As a result, as of the date of this filing the Company is unable to determine the final amount of such contingent consideration, if any, to be paid with respect to calendar year 2019. The determination of the final amount of such contingent consideration, if any, to be paid with respect to calendar year 2019 may result in adjustments in future periods to the fair value of the Company’s liability for contingent consideration.

4. REVENUES

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Years Ended December 31,
	2019	2018	2017
Broadcast advertising	$148,082	$169,009	$171,715
Digital advertising	68,908	80,982	57,098
Spectrum usage rights	13,061	2,976	263,943
Retransmission consent	35,362	35,066	31,413
Other	8,162	9,782	11,865
Total revenue	$273,575	$297,815	$536,034

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

	Years Ended December 31,
	2019	2018	2017
Local direct	$25,972	$27,522	$30,343
Local agency	58,425	61,226	64,724
National agency	63,685	80,261	76,648
Total revenue	$148,082	$169,009	$171,715

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance, including amounts which are refundable. The change in the deferred revenue balance for the year ended December 31, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2018.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2018	Increase	Decrease *	December 31, 2019
Deferred revenue	$2,759	2,390	(2,759)	$2,390

*	The amount disclosed in the decrease column reflects revenue that has been recorded during the year ended December 31, 2019.

(in thousands)	December 31, 2017	Increase	Decrease *	December 31, 2018
Deferred revenue	$2,957	2,759	(2,957)	$2,759

*	The amount disclosed in the decrease column reflects revenue that has been recorded during the year ended December 31, 2018.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	December 31,			December 31,				December 31,
	2017	Acquisition	Impairment	2018	Acquisition	Currency	Impairment	2019
Television	$40,549	—	—	$40,549	—	—	—	$40,549
Radio	—	—	—	—	—	—	—	—
Digital	30,180	3,563	—	33,743	—	(67)	(27,714)	5,962
Consolidated	$70,729	$3,563	$—	$74,292	$—	$(67)	$(27,714)	$46,511

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2019 and 2018 is as follows (in thousands):

		2019			2018
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	7	$67,489	$58,338	$9,151	$67,489	$56,950	$10,539
Customer base	4	10,045	6,414	3,631	10,045	5,044	5,001
Pre-sold advertising contracts and other	5	39,057	35,067	3,990	38,857	31,799	7,058
Total assets subject to amortization:		$116,591	$99,819	$16,772	$116,391	$93,793	$22,598
Intangible assets not subject to amortization:
FCC licenses and spectrum usage rights				252,544			254,598
Total intangible assets				$269,316			$277,196

The aggregate amount of amortization expense for the years ended December 31, 2019, 2018 and 2017 was approximately $6.0 million, $6.1 million and $5.9 million, respectively. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Estimated Amortization Expense	Amount
2020	$4,351
2021	3,519
2022	2,378
2023	1,506
2024	1,333
Thereafter	3,685
Total	$16,772

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

The Company conducted a review of the fair value of the television reporting unit. As of the annual goodwill testing date, October 1, 2019, there was $40.5 million of goodwill in the television reporting unit.

Based on the assumptions and estimates in Note 2 above, the television reporting unit fair value exceeded its carrying value by 38%, resulting in no impairment charge in 2019. The calculation of the fair value of the reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the television reporting unit would decrease by 6%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 5%.

Due to lower than anticipated performance of our digital reporting unit, changes in key personnel, and updated internal forecasts of future performance of our digital reporting unit, the Company determined that triggering events had occurred during each of the second and third quarters of 2019 that required interim impairment assessments for the digital reporting unit. As a result, the Company recorded impairment charges in the digital reporting unit of $22.4 million and $5.3 million in the second and third quarter of 2019, respectively, for a total goodwill impairment charge of $27.7 million for the year ended December 31, 2019.

Because we conducted an interim impairment assessment relating to our digital reporting unit in the third quarter of 2019, as of September 30, 2019, we did not conduct an impairment assessment in our digital reporting unit on the annual goodwill testing date of October 1, 2019. As of October 1, 2019, there was $6.0 million of goodwill in the digital media reporting unit.

The calculation of the fair value of the reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 8%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 2%.

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

The Company did not have any goodwill in its radio reporting unit at December 31, 2019 and 2018.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2019 and 2018. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

Based on the assumptions and estimates described above, the Company noted that the carrying values of one television FCC license and one radio FCC license exceeded their fair values. As a result, the Company recorded an impairment charge of FCC licenses in our television and radio reporting units in the amount of $0.5 million and $0.2 million, respectively, for the year ended December 31, 2019.

As a result of changes in regulations in Mexico, the Company was required to prepay the license fees for its Mexico broadcast licenses for a period of 20 years. The Company elected not to make the required prepayment for station XHRIO-TV serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market before the deadline to make such prepayment. As a result, the Company currently expects to stop broadcasting on this station at the end of the current license term, which expires on December 31, 2021. As such, the Company determined that triggering events had occurred during the third quarter of 2019 that required an interim impairment assessment for this broadcast license. As a result of this assessment, the Company incurred an impairment charge related to indefinite life intangible assets in its television reporting unit in the amount of $3.5 million for the year ended December 31, 2019.

At the Company’s impairment testing date of October 1, 2019 and at December 31, 2019, the book value of net assets exceeded the market capitalization of the Company. During times of stock price volatility, significant judgment must be applied to determine whether stock price changes are a short term swing or a longer-term trend. The Company performed an annual test of its goodwill and indefinite life intangible assets as of October 1, 2019, and concluded that other than the goodwill impairment at the digital reporting unit discussed above the recorded values were not impaired based on the analysis. The key assumptions used in this analysis were: (a) the Company’s assets are still producing operating income and (b) the fair value of its existing assets, based on the Company’s analysis, remains sufficient to support the carrying value of the related assets including goodwill. There were no events that occurred subsequent to the annual impairment testing date that suggest that it is more likely than not that the fair value of any of the Company’s reporting units or indefinite life intangible assets are less than the respective carrying amounts.

6. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2019 and 2018 consists of (in millions):

	Estimated useful life (years)	2019	2018
Buildings	40	$21.9	$21.8
Construction in progress	—	15.1	10.0
Transmission, studio and other broadcast equipment	5-15	162.1	151.3
Office and computer equipment	3-7	31.4	30.6
Transportation equipment	5	6.3	6.3
Leasehold improvements and land improvements	Lesser of lease life or useful life	22.1	23.0
		258.9	243.0
Less accumulated depreciation		188.6	187.4
		70.3	55.6
Land		9.3	9.3
		$79.6	$64.9

Depreciation expense was $10.6 million, $10.1 million, and $10.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As part of the FCC auction for broadcast spectrum, the FCC has reassigned some stations to new post-auction channels and will reimburse station owners for the cost of the relocation. The Company has received notification from the FCC that 16 of its stations have been assigned to new channels with an estimated reimbursable cost of approximately $16.0 million.  The Company recorded gains on involuntary conversion associated with the repack process of $6.0 million and $1.2 million in 2019 and 2018, respectively.

7. LEASES

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

The Company leases facilities and broadcast equipment under various non-cancelable operating lease agreements with various terms and conditions, expiring at various dates through February 2051.

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

The following table summarizes the expected future payments related to lease liabilities as of December 31, 2019:

(in thousands)
2020	$10,975
2021	9,293
2022	7,992
2023	6,422
2024	5,392
2025 and thereafter	30,724
Total minimum payments	$70,798
Less amounts representing interest	(20,355)
Present value of minimum lease payments	50,443
Less current operating lease liabilities	(9,056)
Long-term operating lease liabilities	$41,387

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2019 were 11.4 years and 6.2%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures for the year ended December 31, 2019:

(in thousands)
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$10,582
Non-cash additions to operating lease assets	$4,797

The following table summarizes the components of lease expense for the year ended December 31, 2019:

(in thousands)
Operating lease cost	$10,232
Variable lease cost	1978
Short-term lease cost	668
Total lease cost	$12,878

For the year ended December 31, 2019, lease cost of $6.1 million, $6.0 million and $0.8 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

The approximate future minimum lease payments under these non-cancelable operating leases at December 31, 2018 are as follows (in millions):

Amount
2019	$10.4
2020	10.7
2021	8.5
2022	7.6
2023	6.1
Thereafter	38.5
$81.8

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $12.0 million and $10.5 million for the years ended December 31, 2018 and 2017, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2019 and 2018 consist of (in millions):

	2019	2018
Accounts payable	$11.5	$14.7
Accrued payroll and compensated absences	4.5	5.2
Accrued bonuses	4.3	6.3
Professional fees	0.3	0.5
Deferred revenue	2.4	2.8
Accrued national representation fees	1.0	1.0
Income taxes payable	8.5	0.3
Other taxes payable	2.1	3.3
Amounts due under joint sales agreements	1.3	1.2
Accrued property taxes	1.5	1.5
Accrued capital expenditures	0.7	0.7
Accrued media costs – digital	9.9	6.0
Other	5.9	7.5
	$53.9	$51.0

9. LONG TERM DEBT

Long-term debt as of December 31, 2019 and 2018 is summarized as follows (in millions):

	2019	2018
Term Loan	$218.2	$246.2
Less current maturities	3.0	3.0
	215.2	243.2
Less unamortized debt issuance costs	2.2	2.7
	$213.0	$240.5

The scheduled maturities of long-term debt as of December 31, 2019 are as follows (in millions):

Year	Amount
2020	$3.0
2021	3.0
2022	3.0
2023	3.0
2024	206.2
Thereafter	-
$218.2

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

Borrowings under the Term Loan B Facility were used on the Closing Date (a) to repay in full all of the Company’s and its subsidiaries’ outstanding obligations under the Company’s previous credit facility and to terminate the credit agreement relating thereto (the “2013 Credit Agreement”), (b) to pay fees and expenses in connection with the 2017 Credit Facility, and (c) for general corporate purposes.

The 2017 Credit Facility is guaranteed on a senior secured basis by certain of the Company’s existing and future wholly-owned domestic subsidiaries, and is secured on a first priority basis by the Company’s and those subsidiaries’ assets.

The Company’s borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of December 31, 2019, the interest rate on our Term Loan B was 4.55%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

In December 2019 and 2018, the Company made prepayments of $25.0 million and $50.0 million, respectively, to reduce the amount of loans outstanding under our Term Loan B Facility.

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

As of December 31, 2019, the Company believes that it is in compliance with all covenants in the 2017 Credit Agreement.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	December 31, 2019
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Money market account	$21.3	$—	$21.3	$—
Certificate of deposit	$6.1	—	$6.1	—
Corporate bonds	$85.6	$—	$85.6	$—

	December 31, 2018
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Money market account	$34.6	$—	$34.6	$—
Certificate of deposit	$8.2	$—	$8.2	$—
Corporate bonds	$124.2	$—	$124.2	$—

Liabilities:
Contingent consideration	$8.1	$—	$—	$8.1

The liability for contingent consideration is related to the acquisition of Headway. The fair value of this contingent consideration was estimated to be 8.1 million as of December 31, 2018, by applying the real options technique in accordance with ASC 805-30-25-5. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in Net Revenue and EBITDA, respectively, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 3.78% to 4.93% over the three year period.  These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability has been reflected in the Consolidated Balance Sheet as of December 31, 2018 as noncurrent liabilities of $8.1 million. As of December 31, 2019, the three-year period of the contingent consideration arrangement concluded and therefore an estimation using the real options technique was not performed.  As of December 31, 2019, the remaining estimated liability balance is $1.6 million, see further discussion in Note 3.

As of December 31, 2019, the Company held investments in a money market fund, certificates of deposit and corporate bonds.  All certificates of deposit are within the current FDIC insurance limits and all corporate bonds are investment grade.

The Company’s available for sale securities are comprised of certificates of deposit and bonds. These securities are valued using quoted prices for similar attributes in active markets (Level 2). Since these investments are classified as available for sale, they are recorded at their fair market value within Cash and cash equivalents and Marketable securities in the Consolidated Balance Sheets and their unrealized gains or losses are included in other comprehensive income.

As of December 31, 2019, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Certificates of Deposit		Corporate Bonds
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$3,046	$18	$59,876	$292
Due after one year through five years	3,036	27	25,126	241
Total	$6,082	$45	$85,002	$533

11. INCOME TAXES

The components of income (loss) before provision for income taxes for the years ended December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Domestic	$(0.4)	$23.5	$260.0
Foreign	(10.9)	(2.1)	(1.4)
Income (loss) before provision for income taxes	$(11.3)	$21.4	$258.6

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Current
Federal	$(0.1)	$0.2	$(0.4)
State	9.4	0.5	0.6
Foreign	1.9	1.5	0.5
	$11.2	$2.2	$0.7
Deferred
Federal	$2.9	$5.0	$70.1
State	(4.0)	2.2	12.5
Foreign	(1.9)	(1.5)	(0.7)
	(3.0)	5.7	81.9
Total provision for taxes	$8.2	$7.9	$82.6

The income tax provision (benefit) differs from the amount of income tax determined by applying the Company’s federal corporate income tax rate of 21% to pre-tax income for the years ended December 31, 2019 and 2018, and federal corporate income tax rate of 35% to pre-tax income for the year ended December 31, 2017 due to the following (in millions):

	2019	2018	2017
Computed “expected” tax provision (benefit)	$(2.4)	$4.5	$90.3
Change in income tax resulting from:
State taxes, net of federal benefit	1.0	1.5	8.5
Change in fair value of earnout	(1.6)	0.4	-
Non-deductible executive compensation	0.3	0.3	0.7
State tax impact of previously deferred gain from FCC auction for broadcast spectrum	1.8	—	—
Change in federal tax rate	—	—	(17.3)
Change in state tax rate	0.4	0.5	—
Stock compensation	0.4	0.5	(1.0)
Change in unrecognized tax benefits	0.7	(0.3)	—
Impairment	6.4	—	—
Other	1.2	0.5	1.4
	$8.2	$7.9	$82.6

The components of the deferred tax assets and liabilities at December 31, 2019 and 2018 consist of the following (in millions):

	2019	2018
Deferred tax assets:
Accrued expenses	$0.7	$2.1
Accounts receivable	0.6	0.6
Net operating loss carryforward	20.5	72.6
Stock-based compensation	1.2	1.4
Credits	0.1	0.2
Lease obligations	12.6	—
Deferred state taxes	—	2.8
Other	0.6	2.1
Net deferred tax assets	$36.3	$81.8
Deferred tax liabilities:
Intangible assets	$(65.7)	$(70.1)
Property and equipment	(4.0)	(1.3)
Lease assets	(10.9)	—
Tax gain deferral - FCC auction for broadcast spectrum	—	(57.1)
	(80.6)	(128.5)
	$(44.3)	$(46.7)

As of December 31, 2019, the Company has federal, state and foreign net operating loss carryforwards of approximately $89 million, $60 million, and $6 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards will expire during the years 2031 through 2033, to the extent they are not utilized. Any federal net operating losses incurred after 2017 can be carried forward indefinitely and the Company did not incur net operating losses in 2018 or 2019. The state net operating loss carryforwards will expire during the years 2028 through 2037, to the extent they are not utilized. For tax purposes, the Company deferred gain recognized from FCC auction for broadcast spectrum in 2017 under Internal Revenue Codes 1031 and 1033.  Under these provisions, the Company is able to acquire qualified assets to defer the tax gain until the acquired assets are ultimately sold.  To the extent that the Company is not able to acquire qualified assets during the allowed time period, the deferred gain is recognized. The window to acquire qualified assets expired as of December 31, 2019. Accordingly, the Company has reflected the tax effect of gain recognition which resulted in utilization of net operating losses and accrual of income tax payable.

Utilization of the Company’s U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2019, the Company believes that utilization of its federal net operating losses and foreign tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code.

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

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). In the third quarter of 2018, the Company obtained additional information which increased by $0.2 million the Company’s provisional accounting from $17.3 million as reported at December 31, 2017, to $17.5 million as of December 31, 2018.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2017	$6.3
Decrease in balances related to tax rate changes	(0.3)
Balance at December 31, 2018	$6.0
Increase in balances related to prior year tax positions	0.7
Balance at December 31, 2019	$6.7

As of December 31, 2019, the Company had $6.7 million of gross unrecognized tax benefits for uncertain tax positions, of which $1.2 million would affect the effective tax rate if recognized.

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2019 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2019, the Company had no significant accrued interest and penalties related to uncertain tax positions due to the net operating losses.

The Company is subject to taxation in the United States, various states, and various foreign jurisdictions. The tax years 2016 to 2018 and 2015 to 2018 remain open to examination by federal and state taxing jurisdictions, respectively. For foreign jurisdictions, the tax years 2007 to 2018 may remain open to examination by certain foreign jurisdictions. Net operating losses from years from which the statute of limitations have expired (2015 and prior for federal and 2014 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.

The Company intends to indefinitely reinvest its unremitted earnings in its foreign subsidiaries, and accordingly has not provided deferred tax liabilities on those earnings. The Company has not determined at this time an estimate of total amount of unremitted earnings, as it is not practical at this time.

12. COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through September 2024, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $18.6 million. The 2020 and 2021 annual commitments total approximately $11.5 million and $6.0 million, respectively. The annual commitments beyond 2021 total approximately $1.1 million.

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

The Class U common stock, all of which is held by Univision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer of such shares of Class U common stock to a third party that is not an affiliate of Univision. In addition, as the holder of all of the Company’s issued and outstanding Class U common stock, so long as Univision holds a certain number of shares of Class U common stock, the Company may not, without the consent of Univision, merge, consolidate or enter into a business combination, dissolve or liquidate the Company or dispose of any interest in any Federal Communications Commission, or FCC, license with respect to television stations which are affiliates of Univision, among other things. Class U Common stock is entitled to dividends as and when declared on common stock.

During the year ended December 31, 2019, the Company paid cash dividends totaling $0.20 per share, or $17.0 million in the aggregate, on all shares of Class A, Class B, and Class U common stock. During the year ended December 31, 2018, the Company paid cash dividends totaling $0.20 per share, or $17.8 million in the aggregate, on all shares of Class A, Class B, and Class U common stock.

Preferred Stock

As of December 31, 2019 and 2018, there were no shares of any series of preferred stock issued and outstanding.

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

The Company repurchased 3.8 million shares of Class A common stock at an average price of $3.30, for an aggregate purchase price of approximately $12.6 million, during the year ended December 31, 2019. The Company repurchased 3.5 million shares of Class A common stock at an average price of $3.90, for an aggregate purchase price of approximately $13.8 million, during the year ended December 31, 2018. The Company repurchased 1.0 million shares of Class A common stock at an average price of $5.56, for an aggregate purchase price of approximately $5.3 million, during the year ended December 31, 2017. As of December 31, 2019, the Company repurchased a total of approximately 8.3 million shares of Class A common stock, for an aggregate purchase price of approximately $31.7 million, or an average price per share of $3.81, since the inception of the share repurchase program. All such repurchased shares were retired as of December 31, 2019.

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

The 2004 Plan was further amended by the Compensation Committee effective May 21, 2014, primarily to extend the end of the term until May 29, 2024.

The Company has issued stock options and restricted stock units to various employees and non-employee directors of the Company in addition to non-employee service providers under both the 2004 Plan and the 2000 Plan. As of December 31, 2019, there were approximately 5.0 million securities remaining available for future issuance under equity compensation plans.

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

There were no stock options granted during the years ended December 31, 2019 and 2018.

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,333	$2.26
Exercised	(915)	1.89		$3,689
Forfeited or cancelled	(90)	2.48
Outstanding at December 31, 2017	1,328	$2.50		$6,175
Exercised	(177)	$2.42		$407
Forfeited or cancelled	(36)	4.40
Outstanding at December 31, 2018	1,115	2.45		$970
Exercised	(49)	1.75		$70
Forfeited or cancelled	(122)	4.65
Outstanding at December 31, 2019	944	$2.20	2.66	$627
Vested and Exercisable at December 31, 2019	944	$2.20	2.66	$627

There was de minimis stock-based compensation expense related to the Company’s employee stock option for the years ended December 31, 2019 and 2018. Stock-based compensation expense related to the Company’s employee stock option plans was $0.1 million for the year ended December 31, 2017.

Restricted Stock and Restricted Stock Units

The following is a summary of non-vested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2016	1,380	$6.73
Granted	1,104	7.31
Vested	(844)	6.64
Forfeited or cancelled	(83)	7.21
Nonvested balance at December 31, 2017	1,557	$7.18
Granted	1,121	3.20
Vested	(798)	6.11
Forfeited or cancelled	(104)	7.28
Nonvested balance at December 31, 2018	1,776	$5.08
Granted	1,582	2.74
Vested	(1,012)	4.58
Forfeited or cancelled	(90)	4.69
Nonvested balance at December 31, 2019	2,256	$3.64

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $4.4 million, $5.8 million and $6.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, there was approximately $3.8 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 1.7 years.

The fair value of shares vested related to grants of restricted stock and restricted stock units was $5.0 million, $5.2 million, and $6.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

At December 31, 2019, Univision owns approximately 11% of the Company’s common stock on a fully-converted basis.

The Company’s Class U common stock, all of which is held by Univision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer of such shares of Class U common stock to a third party that is not an affiliate of Univision.  In addition, as the holder of all of the Company’s issued and outstanding Class U common stock, so long as Univision holds a certain number of shares of Class U common stock, the Company may not, without the consent of Univision, merge, consolidate or enter into a business combination, dissolve or liquidate the Company or dispose of any interest in any FCC license with respect to television stations which are affiliates of Univision, among other things.

On October 2, 2017, the Company entered into a new affiliation agreement which superseded and replaced its prior affiliation agreements with Univision.  Additionally, on the same date, the Company entered into a proxy agreement and marketing and sales agreement with Univision, each of which superseded and replaced the prior comparable agreements with Univision.  The term of each of these new agreements expires on December 31, 2026 for all of the Company’s Univision and UniMás network affiliate stations, except that each new agreement will expire on December 31, 2021 with respect to the Company’s Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2019 and 2018, retransmission consent revenue accounted for approximately $35.4 million and $35.1 million, respectively, of which $27.4 million and $28.2 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2019	2018	2019	2018	2019	2018
Trade receivables	$4,350	$4,530	$—	$—	$4,350	$4,530
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net (2)	7,098	8,327	—	—	7,098	8,327
Accounts payable	$2,029	$1,830	$118	$118	$2,147	$1,948

	Univision
	2019	2018	2017
Direct operating expenses (1)	$8,194	$9,254	$9,494
Amortization	1,229	1,228	2,043

(1)	Consists primarily of national representation fees paid to Univision.
(2)	Consists of the Univision affiliation agreement

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and Univision. As of December 31, 2019 and 2018 these balances totaled $4.4 million and $4.9 million, respectively.

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

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, the cumulative gains and losses of derivative instruments that qualify as cash flow hedges, and the cumulative unrealized gains and losses of marketable securities. The following table provides a roll forward of accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Foreign Currency Translation	Marketable Securities	Cash Flow Hedges	Total
Accumulated other comprehensive income (loss) as of January 1, 2017	$—	$—	$(3.0)	$(3.0)
Other comprehensive income (loss) before reclassifications	(0.1)	—	2.3	2.2
Income tax (expense) benefit	—	—	(1.8)	(1.8)
Amounts reclassified from AOCI	—	—	2.5	2.5
Other comprehensive income (loss), net of tax	(0.1)	—	3.0	2.9
Accumulated other comprehensive income (loss) as of December 31, 2017	(0.1)	—	—	(0.1)
Other comprehensive income (loss) before reclassifications	(0.3)	(1.3)	—	(1.6)
Income tax (expense) benefit	—	0.3	—	0.3
Other comprehensive income (loss), net of tax	(0.3)	(1.0)	—	(1.3)
Accumulated other comprehensive income (loss) as of December 31, 2018	(0.4)	(1.0)	—	(1.4)
Other comprehensive income (loss) before reclassifications	(0.1)	1.9	—	1.8
Income tax (expense) benefit	—	(0.5)	—	(0.5)
Other comprehensive income (loss), net of tax	(0.1)	1.4	—	1.3
Accumulated other comprehensive income (loss) as of December 31, 2019	$(0.5)	$0.4	$—	$(0.1)

17. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

18. SEGMENT DATA

The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2019, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting, and digital media. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

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

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 18%, 18% and 7% and of its revenue outside the United States during the years ended December 31, 2019, 2018 and 2017, respectively.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change	% Change
	2019	2018	2017	2019 to 2018	2018 to 2017
Net Revenue
Revenue from advertising and retransmission consent
Television	$136,593	$149,935	$148,059	(9)%	1%
Radio	55,013	63,922	66,934	(14)%	(4)%
Digital	68,908	80,982	57,098	(15)%	42%
Total	260,514	294,839	272,091	(12)%	8%
Revenue from spectrum usage rights (television)	13,061	2,976	263,943	339%	(99)%
Consolidated	273,575	297,815	536,034	(8)%	(44)%
Cost of revenue - television (spectrum usage rights)	—	—	12,340	*	(100)%
Cost of revenue - digital media	36,757	45,096	32,998	(18)%	37%
Direct operating expenses
Television	61,778	62,434	59,454	(1)%	5%
Radio	39,277	41,287	44,572	(5)%	(7)%
Digital	18,357	21,521	15,257	(15)%	41%
Consolidated	119,412	125,242	119,283	(5)%	5%
Selling, general and administrative expenses
Television	22,638	21,864	22,276	4%	(2)%
Radio	17,423	18,081	18,743	(4)%	(4)%
Digital	13,904	11,590	8,097	20%	43%
Consolidated	53,965	51,535	49,116	5%	5%
Depreciation and amortization
Television	10,059	9,024	9,760	11%	(8)%
Radio	1,866	2,490	2,673	(25)%	(7)%
Digital	4,723	4,759	3,978	(1)%	20%
Consolidated	16,648	16,273	16,411	2%	(1)%
Segment operating profit (loss)
Television	55,179	59,589	308,172	(7)%	(81)%
Radio	(3,553)	2,064	946	*	118%
Digital	(4,833)	(1,984)	(3,232)	144%	(39)%
Consolidated	46,793	59,669	305,886	(22)%	(80)%
Corporate expenses	28,067	26,865	27,937	4%	(4)%
Change in fair value of contingent consideration	(6,478)	(1,202)	—	439%	*
Impairment charge	32,097	—	—	*	*
Foreign currency (gain) loss	754	1,616	350	(53)%	362%
Other operating (gain) loss	(5,994)	(1,187)	(262)	405%	353%
Operating income (loss)	$(1,653)	$33,577	$277,861	*	(88)%
Capital expenditures
Television	$24,174	$14,336	$10,945
Radio	792	350	1,679
Digital	318	1,031	64
Consolidated	$25,284	$15,717	$12,688
Total assets
Television	$465,758	$487,929	$556,942
Radio	138,463	121,020	126,248
Digital	51,979	81,460	82,949
Consolidated	$656,200	$690,409	$766,139

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share data). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Year ended December 31, 2019:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$64,680	$69,241	$68,816	$70,838	$273,575
Net income (loss) applicable to common stockholders	1,424	(16,279)	(12,217)	7,360	(19,712)
Net income (loss) per share, basic	$0.02	$(0.19)	$(0.14)	$0.09	$(0.23)
Net income (loss) per share, diluted	$0.02	$(0.19)	$(0.14)	$0.09	$(0.23)

Year ended December 31, 2018:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$66,838	$74,329	$74,575	$82,073	$297,815
Net income (loss) applicable to common stockholders	(1,807)	4,840	2,215	6,913	12,161
Net income (loss) per share, basic	$(0.02)	$0.05	$0.02	$0.08	$0.14
Net income (loss) per share, diluted	$(0.02)	$0.05	$0.02	$0.08	$0.13

20. SUBSEQUENT EVENTS

Sale of Television Station KMCC-TV

On January 22, 2020, the Company entered into an agreement with ION Media Stations, Inc. to sell television station KMCC-TV, serving the Las Vegas area, for $4.0 million.  The transaction, which is subject to customary closing conditions, including the prior consent of the FCC, is currently expected to close in the first half of 2020.

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2019	$3,395	$2,314	$14	$(2,833)	$2,890
Year ended December 31, 2018	$2,566	$1,785	$208	$(1,164)	$3,395
Year ended December 31, 2017	$2,550	$1,115	$(41)	$(1,058)	$2,566

(1)	Other adjustments represent recoveries and increases in the allowance for doubtful accounts.