Form 10-Q
period 2020-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2020-05-08
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Yes  ☐    No  ☒

As of May 4, 2020, there were 59,815,198 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2020

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect”, “anticipate”, “hope” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

•	our continued compliance with all of our obligations under the 2017 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	rapid changes in digital advertising;
•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
•	the impact of changing preferences, if any, among U.S. Hispanic audiences for Spanish-language programming, especially among younger age groups;
•	the impact of changing preferences, if any, among audiences favoring newer forms of media over traditional media, such as television and radio;
•	the ability to keep up with rapid technological and other changes, and compete effectively, in new forms of media, including digital media, and changes within digital media;
•	the possible impact on our business as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc., or Univision;
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2017 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;
•	our ability to implement effective internal controls to address the material weakness identified in this report;
•	industry-wide market factors and regulatory and other developments affecting our operations;

•	the ability to manage our growth effectively, including having adequate personnel and other resources for both operational and administrative functions;
•	general economic uncertainty, whether as a result of the COVID-19 pandemic or otherwise;
•

current and longer-term economic and other impacts of the COVID-19 pandemic on our operations, results of operations and financial condition, including without limitation our advertisers’ response to the pandemic and resulting economic disruptions caused by lockdown, shelter-in-place, stay-at-home or similar orders instituted as a result of the pandemic;

•	the impact of any potential future impairment of our assets;
•	risks related to changes in accounting interpretations;
•	consequences of, and uncertainties regarding, foreign currency exchange including fluctuations thereto from time to time;
•	legal, political and other risks associated with our operations located outside the United States; and
•

the effect of changes in broadcast transmission standards by the Advanced Television Systems Committee's 3.0 standard (“ATSC 3.0”), as they are adopted in the broadcast industry and as they may impact our ability to monetize our spectrum assets.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 31 of our Annual Report on Form 10-K for the year ended December 31, 2019.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$53,512	33,123
Marketable securities	74,684	91,662
Restricted cash	734	734
Trade receivables, (including related parties of $6,759 and $4,251) net of allowance for doubtful accounts of $3,549 and $2,890	63,879	71,406
Assets held for sale	6,878	950
Prepaid expenses and other current assets (including related parties of $274 and $274)	15,108	11,557
Total current assets	214,795	209,432
Property and equipment, net of accumulated depreciation of $190,381 and $188,579	76,315	79,642
Intangible assets subject to amortization, net of accumulated amortization of $101,268 and $99,819 (including related parties of $6,791 and $7,098)	10,192	16,772
Intangible assets not subject to amortization	216,853	252,544
Goodwill	45,711	46,511
Operating leases right of use asset	41,759	43,837
Other assets	7,506	7,462
Total assets	$613,131	$656,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and accrued expenses (including related parties of $2,236 and $2,147)	55,557	53,931
Operating lease liabilities	8,802	9,056
Total current liabilities	67,359	65,987
Long-term debt, less current maturities, net of unamortized debt issuance costs of $2,120 and $2,226	212,380	213,024
Long-term operating lease liabilities	39,476	41,387
Other long-term liabilities	3,611	3,371
Deferred income taxes	42,068	44,259
Total liabilities	364,894	368,028

Commitments and contingencies (note 6)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2020 59,815,198 and 2019 60,074,698	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2020 and 2019 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2020 and 2019 9,352,729	1	1
Additional paid-in capital	832,216	836,170
Accumulated deficit	(583,468)	(547,876)
Accumulated other comprehensive income (loss)	(520)	(131)
Total stockholders' equity	248,237	288,172
Total liabilities and stockholders' equity	$613,131	$656,200

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2020	2019
Net Revenue	$64,249	$64,680

Expenses:
Cost of revenue - digital media	7,347	7,642
Direct operating expenses (including related parties of $2,219 and $1,962) (including non-cash stock-based compensation of $131 and $134)	26,679	28,930
Selling, general and administrative expenses	13,591	13,814
Corporate expenses (including non-cash stock-based compensation of $658 and $666)	6,840	6,894
Depreciation and amortization (includes direct operating of $3,131 and $2,494; selling, general and administrative of $1,208 and $1,269; and corporate of $173 and $153) (including related parties of $307 and $308)	4,512	3,916
Change in fair value contingent consideration	-	359
Impairment charge	39,835	-
Foreign currency (gain) loss	1,508	132
Other operating (gain) loss	(836)	(1,996)
Operating income (loss)	(35,227)	4,989
Interest expense	(2,680)	(3,490)
Interest income	624	919
Dividend income	23	255
Income (loss) before income taxes	(37,260)	2,673
Income tax benefit (expense)	1,668	(1,093)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(35,592)	1,580
Equity in net income (loss) of nonconsolidated affiliate, net of tax	-	(156)
Net income (loss)	$(35,592)	$1,424

Basic and diluted earnings per share:
Net income (loss) per share, basic and diluted	$(0.42)	$0.02

Cash dividends declared per common share	$0.05	$0.05

Weighted average common shares outstanding, basic	84,317,767	86,101,741
Weighted average common shares outstanding, diluted	84,317,767	87,152,987

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2020	2019
Net income (loss)	$(35,592)	$1,424
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(166)	30
Change in fair value of available for sale securities	(223)	763
Total other comprehensive income (loss)	(389)	793
Comprehensive income (loss)	$(35,981)	$2,217

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2019	60,074,698	14,927,613	9,352,729	-	6	2	1	836,170	(547,876)	(131)	288,172
Stock-based compensation expense	-	-	-	-	-	-	-	789	-	-	789
Repurchase of Class A common stock	(259,500)	-	-	259,500	-	-	-	(525)	-	-	(525)
Retirement of treasury stock	-	-	-	(259,500)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,218)	-	-	(4,218)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(223)	(223)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(166)	(166)
Net income (loss) for the three-month period-ended March 31, 2019	-	-	-	-	-	-	-	-	(35,592)	-	(35,592)
Balance, March 31, 2020	59,815,198	14,927,613	9,352,729	-	6	2	1	832,216	(583,468)	(520)	248,237

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2018	63,210,531	14,927,613	9,352,729	-	6	2	1	862,299	(528,164)	(1,412)	332,732
Tax payments related to shares withheld for share-based compensation plans	25,059	-	-	-	-	-	-	(42)	-	-	(42)
Stock-based compensation expense	-	-	-	-	-	-	-	800	-	-	800
Repurchase of Class A common stock	(2,098,443)	-	-	2,098,443	-	-	-	(7,706)	-	-	(7,706)
Retirement of treasury stock	-	-	-	(2,098,443)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,271)	-	-	(4,271)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	763	763
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	30	30
Net income (loss) for the three-month period-ended March 31, 2019	-	-	-	-	-	-	-	-	1,424	-	1,424
Balance, March 31, 2019	61,137,147	14,927,613	9,352,729	-	6	2	1	851,080	(526,740)	(619)	323,730

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(35,592)	$1,424
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,512	3,916
Impairment charge	39,835	-
Deferred income taxes	(1,813)	470
Non-cash interest	169	251
Amortization of syndication contracts	130	124
Payments on syndication contracts	(130)	(135)
Equity in net (income) loss of nonconsolidated affiliate	-	156
Non-cash stock-based compensation	789	800
(Gain) loss on disposal of property and equipment	-	86
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	7,482	13,657
(Increase) decrease in prepaid expenses and other assets	1,026	869
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,394)	(7,311)
Net cash provided by operating activities	12,014	14,307
Cash flows from investing activities:
Purchases of property and equipment	(2,671)	(6,072)
Purchases of intangible assets	(155)	-
Proceeds from marketable securities	16,617	10,721
Purchases of investments	-	(200)
Net cash provided by (used in) investing activities	13,791	4,449
Cash flows from financing activities:
Tax payments related to shares withheld for share-based compensation plans	-	(751)
Payments on long-term debt	(750)	(750)
Dividends paid	(4,218)	(4,271)
Repurchase of Class A common stock	(525)	(7,706)
Net cash used in financing activities	(5,493)	(13,478)
Effect of exchange rates on cash, cash equivalents and restricted cash	77	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,389	5,270
Cash, cash equivalents and restricted cash:
Beginning	33,857	47,465
Ending	$54,246	$52,735

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$2,511	$3,239
Income taxes	$145	$623

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$1,770	$1,460
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$1,641	$8,478

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2020

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2020 or any other future period.

Certain amounts in the Company’s prior year period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading global media company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, the Company’s digital segment, located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Entravision’s operations encompass integrated marketing and media solutions, comprised of television, radio, and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of March 31, 2020, based upon the type of advertising medium, which segments are television, radio and digital. As of March 31, 2020, the Company owns and/or operates 56 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. The television segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Entravision also sells advertisements and syndicate radio programming to more than 100 markets across the United States. The Company operates proprietary technology and data platforms that deliver digital advertising in various advertising formats that allow advertisers to reach audiences across a wide range of Internet-connected devices on its owned and operated digital media sites; the digital media sites of its publisher partners; and on other digital media sites it can access through third-party platforms and exchanges.

Restricted Cash

As of March 31, 2020 and December 31, 2019, the Company’s balance sheet includes $0.7 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

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

Under the network affiliation agreement, Univision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on its Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2020 and 2019, the amount the Company paid Univision in this capacity was $2.2 million and $2.0 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which give it the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the Company’s proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of March 31, 2020, the amount due to the Company from Univision was $6.8 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended March 31, 2020 and 2019, retransmission consent revenue accounted for approximately $9.6 and $8.8 million, respectively, of which $7.0 million and $6.7 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.8 million for each of the three-month periods ended March 31, 2020 and 2019.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2020, there was no stock-based compensation expense related to grants of stock options. All grants of stock options have been fully expensed.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2020, there was approximately $3.1 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.5 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period
	Ended March 31,
	2020	2019
Basic earnings per share:
Numerator:
Net income (loss)	$(35,592)	$1,424

Denominator:
Weighted average common shares outstanding	84,317,767	86,101,741

Per share:
Net income (loss) per share	$(0.42)	$0.02

Diluted earnings per share:
Numerator:
Net income (loss)	$(35,592)	$1,424

Denominator:
Weighted average common shares outstanding	84,317,767	86,101,741
Dilutive securities:
Stock options and restricted stock units	-	1,051,246
Diluted shares outstanding	84,317,767	87,152,987

Per share:
Net income (loss) per share	$(0.42)	$0.02

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three-month period ended March 31, 2020, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 659,828 equivalent shares of dilutive securities for the three-month period ended March 31, 2020.

For the three-month period ended March 31, 2019 a total of 43,534 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. The annual testing date is October 1. As noted in the Annual Report on Form 10-K for the year ended December 31, 2019, the Company recorded impairment charges of goodwill in its digital reporting unit totaling $27.7 million during the year ended December 31, 2019. In addition, the Company recorded impairment charges of FCC licenses in its television and radio reporting units in the amount of $4.0 million and $0.2 million, respectively, during the year ended December 31, 2019.

Due to the current economic crisis resulting from the COVID-19 pandemic, the Company experienced a decline in performance across all its reporting units beginning late in the first quarter of 2020. Additionally, the digital reporting unit was already facing declining results prior to the onset of the pandemic, caused by continuing competitive pressures and rapid changes in the digital advertising industry, which then further accelerated late in the quarter as a result of the economic crisis brought about from the pandemic. The results of the television and radio reporting units prior to the onset of the pandemic and the resulting economic crisis were exceeding internal budgets, driven in large part by political advertising revenue, but declined sharply in the last few weeks of the quarter.  As a result, the Company updated its internal forecasts of future performance and determined that triggering events had occurred during the first quarter of 2020 that required interim impairment assessments.

The Company conducted a review of the fair value of the television and digital reporting units in the first quarter of 2020. Although the radio unit also experienced declines, there is no goodwill in the radio reporting unit. The estimated fair value of each reporting unit assessed was determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to the Company’s reporting units. The market approach requires the Company to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums.

The income approach estimates fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of the reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated the discount rate on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company’s reporting units. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and digital media industries. The Company estimated its revenue projections and profit margin projections based on internal forecasts about future performance.

Based on the assumptions and estimates described above, the Company concluded that the digital reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $0.8 million for the three-month period ended March 31, 2020. The fair value of our television reporting unit exceeded its carrying value by 28%, resulting in no impairment charge.

The carrying amount of goodwill for each of the Company’s operating segments for the three-months ended March 31, 2020 is as follows (in thousands):

	December 31, 2019	Currency	Impairment	March 31, 2020
Television	$40,549	-	-	$40,549
Radio	-	-	-	-
Digital	5,962	-	(800)	5,162
Consolidated	$46,511	$-	$(800)	$45,711

The Company also conducted a review of certain of the indefinite life intangible assets in its television and radio reporting units using an income approach. The income approach estimates fair value based on the estimated future cash flows of the station that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, and profit margin projections. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television industry. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company estimated the revenue projections and profit margin projections based on industry information for an average station within the market, as adjusted by the Company to reflect current market conditions. The information includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures.

Based on the assumptions and estimates described above, the carrying values of certain FCC licenses exceeded their fair values. As a result, the Company recorded impairment charges of FCC licenses in its television and radio reporting units in the amount of $23.5 million and $8.8 million, respectively, during the three-month period ended March 31, 2020.

The carrying amount of intangible assets not subject to amortization for each of the Company’s operating segments for the three-months ended March 31, 2020 is as follows (in thousands):

	December 31, 2019	Impairment	Transfer to Assets Held for Sale	March 31, 2020
Television	$157,165	$(23,457)	$(3,434)	$130,274
Radio	95,379	(8,800)	-	86,579
Digital	-	-	-	-
Consolidated	$252,544	$(32,257)	$(3,434)	$216,853

The Company also conducted a review of certain of its long-lived assets using a two-step approach. In the first step, the carrying value of the asset group is compared to the projected undiscounted cash flows to determine recoverability.  If the asset carrying value is not recoverable, then the fair value of the asset group is determined in the second step using an income approach.  The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and useful lives.

Based on the assumptions and estimates described above, the carrying values of long-lived assets in the digital reporting unit exceeded their fair values. As a result, the Company recorded impairment charges related to Intangibles subject to amortization of $5.3 million, and property and equipment of $1.5 million, during the three-month period ended March 31, 2020.

Treasury Stock

On July 13, 2017, the Board of Directors approved a share repurchase of up to $15.0 million of the Company’s outstanding Class A common stock.  On April 11, 2018, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $30.0 million. On August 27, 2019, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $45.0 million. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. On March 26, 2020, the Company suspended share repurchases under the plans in order to preserve cash during the current economic crisis resulting from the COVID-19 pandemic.

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the Unaudited Consolidated Balance Sheets. Shares repurchased pursuant to the Company’s share repurchase program are retired during the same calendar year.

During the three-month period ended March 31, 2020, the Company repurchased 0.3 million shares of Class A common stock at an average price of $2.02, for an aggregate purchase price of approximately $0.5 million. As of March 31, 2020, the Company has repurchased a total of approximately 8.6 million shares of Class A common stock, for an aggregate purchase price of approximately $32.2 million, or an average price per share of $3.76, since the beginning of the share repurchase program. As of March 31, 2020, all such repurchased shares were retired.

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

The carrying amount of the Term Loan B Facility as of March 31, 2020 was $215.4 million, net of $2.1 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of March 31, 2020 was approximately $179.4 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

As of March 31, 2020, the Company believes that it is in compliance with all covenants in the 2017 Credit Agreement.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Unaudited Consolidated Balance Sheets (in millions):

	March 31, 2020
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
(in millions)	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$26.7	$-	$26.7	$-
Certificates of deposit	$4.7	$-	$4.7	$-
Corporate bonds	$70.0	$-	$70.0	$-

	December 31, 2019
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$21.3	$-	$21.3	$-
Certificates of deposit	$6.1	$-	$6.1	$-
Corporate bonds	$85.6	$-	$85.6	$-

As of March 31, 2020, the Company held investments in a money market fund, certificates of deposit and corporate bonds. All certificates of deposit are within the current FDIC insurance limits and all corporate bonds are investment grade.

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

As of March 31, 2020, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Certificates of Deposit		Corporate Bonds
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$3,962	$47	$54,900	$(76)
Due after one year through five years	680	7	15,030	134
Total	$4,642	$54	$69,930	$58

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), which the Company adopted on January 1, 2020. As of March 31, 2020, the Company determined that a credit loss allowance is not required. Refer to “Newly Adopted Accounting Standards” discussion below.

Included in interest income for the three-month period ended March 31, 2020 was interest income related to the Company’s available-for-sale securities of $0.6 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) for the three-month period ended March 31, 2020 (in millions):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2019	$(0.5)	$0.4	$(0.1)
Other comprehensive income (loss)	(0.2)	(0.3)	(0.5)
Income tax (expense) benefit	-	0.1	0.1
Other comprehensive income (loss), net of tax	(0.2)	(0.2)	(0.4)
Accumulated other comprehensive income (loss) as of March 31, 2020	(0.7)	0.2	(0.5)

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

During the third quarter of 2019, the Company entered into an agreement to sell a vacated building, that previously housed the operations of two of its television stations in the Palm Springs, California market, for $1.0 million. The building and related improvements met the criteria for classification as assets held for sale and their carrying value is presented separately in the consolidated balance sheet.

On January 22, 2020, the Company entered into an agreement with ION Media Stations, Inc. to sell television station KMCC-TV, serving the Las Vegas area, for $4.0 million.  The transaction met the criteria for classification as assets held for sale and the carrying value of $3.8 million is presented separately in the consolidated balance sheet as of March 31, 2020.

On March 30, 2020, the Company entered into an agreement to sell a building and related improvements in the Houston, Texas area for approximately $5.4 million.  The transaction met the criteria for classification as assets held for sale and the carrying value of $0.2 million is presented separately in the consolidated balance sheet as of March 31, 2020.

During the first quarter of 2020, the Company listed for sale a building and related improvements in the Laredo, Texas area for approximately $2.9 million.  The transaction met the criteria for classification as assets held for sale and the carrying value of $2.0 million is presented separately in the consolidated balance sheet as of March 31, 2020.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Newly Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-15 on January 1, 2020 which did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020 which did not have an impact on the Company’s financial statements and related disclosures since the Company does not have any Level 3 financial assets.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis and disclosures about them. The new current expected credit loss (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. The Company evaluated its financial instruments and determined that its trade accounts receivables are subject to the new current expected credit loss model and the Company’s available for sale debt securities are subject to the new modified credit impairment guidance.

Account Receivables

The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. Adoption of the new standard did not have a material impact on our consolidated financial statements.

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

The Company's exposure to credit losses may increase if its customers are adversely affected by changes such as economic pressures or uncertainty associated with local or global economic recessions, disruptions associated with the current COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it will continue to regularly review the allowance and make necessary adjustments accordingly.

Available for Sale Debt Securities

ASU 2016-13 made changes to the accounting for available for sale debt securities. Under the new guidance, at each reporting date, entities must evaluate their individual available for sale debt securities that are in an unrealized loss position and determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses, and the amount of the decline not related to credit losses are recorded through other comprehensive income, net of tax.

As of the adoption date on January 1, 2020, the Company applied the new credit impairment guidance for available for sale debt securities on a prospective basis. Adoption of the new standard did not have a material impact on our consolidated financial statements. Refer to “Fair Value Measurements” discussion above.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source for the three-month periods ended (in thousands):

	Three-Month Period
	Ended March 31,
	2020	2019
Broadcast advertising	$38,728	$34,708
Digital advertising	13,331	14,472
Spectrum usage rights	1,356	5,084
Retransmission consent	9,580	8,760
Other	1,254	1,656
Total revenue	$64,249	$64,680

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

	Three-Month Period
	Ended March 31,
	2020	2019
Local direct	$5,843	$6,055
Local agency	13,566	13,700
National agency	19,319	14,953
Total revenue	$38,728	$34,708

Deferred Revenues

The Company records deferred revenues, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, when cash payments are received or due in advance of its performance, including amounts which are refundable. The decrease in the deferred revenue balance for the three-month period ended March 31, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2019.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2019	Increase	Decrease *	March 31, 2020
Deferred revenue	$2,390	2,276	(2,390)	$2,276

*	The amount disclosed in the decrease column reflects revenue that has been recorded in the three-month period ended March 31, 2020.

4. LEASES

The Company’s leases are considered operating leases and primarily consist of real estate such as office space, broadcasting towers, land and land easements. Right-of-use (“ROU”) asset and lease liability is recognized as of lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the implicit rate for operating leases is not readily determinable, the future minimum lease payments were discounted using an incremental borrowing rate.  Due to the Company’s having a centralized treasury function, the Company applied a portfolio approach to discount its domestic lease obligations using its secured publicly traded U.S. dollar denominated debt instruments interpolating the duration of the debt to the remaining lease term.  The incremental borrowing rate for international leases is the interest rate that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company’s operating leases are reflected within the consolidated balance sheet as right-of-use assets with the related liability presented as lease liability, current and lease liability, net of current portion. Lease expense is recognized on a straight-line basis over the lease term.

Generally, lease terms include options to renew or extend the lease.  Unless the renewal option is considered reasonably certain, the exercise of any such options have been excluded from the calculation of lease liabilities.  In addition, as permitted within the guidance, ROU assets and lease liabilities are not recorded for leases within an initial term of one year or less.  The Company’s existing leases have remaining terms of less than one year up to 31 years.  Certain of the Company’s lease agreements include rental payments based on changes in the consumer price index (“CPI”). Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and recognized in the period in which the related obligation was incurred. Lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Certain real estate leases include additional costs such as common area maintenance (non-lease component), as well as property insurance and property taxes. These costs were excluded from future minimum lease payments as they are variable payments. As such, these costs were not part of the calculation of ROU assets and lease liabilities associated with operating leases upon transition.

The following table summarizes the expected future payments related to lease liabilities as of March 31, 2020:

(in thousands)
Remainder of 2020	$8,803
2021	9,384
2022	8,007
2023	6,420
2024	5,392
2025 and thereafter	30,726
Total minimum payments	$68,732
Less amounts representing interest	(20,454)
Present value of minimum lease payments	48,278
Less current operating lease liabilities	(8,802)
Long-term operating lease liabilities	$39,476

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of March 31, 2020 were 11.1 years and 6.3%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures for the three-month period ended March 31, 2020:

(in thousands)	Three-Month Period Ended March 31, 2020
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$2,888
Non-cash additions to operating lease assets	$-

The following table summarizes the components of lease expense for the three-months period ended March 31, 2020:

	Three-Month Period	Three-Month Period
	Ended March 31,	Ended March 31,
(in thousands)	2020	2019
Operating lease cost	$2,673	$2,397
Variable lease cost	297	421
Short-term lease cost	218	107
Total lease cost	$3,188	$2,925

For the three-month period ended March 31, 2020, lease cost of $1.6 million, $1.4 million and $0.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of March 31, 2020, based upon the type of advertising medium, which segments are television, radio and digital. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

Television

As of March 31, 2020, the Company owns and/or operates 56 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C.

Radio

As of March 31, 2020, the Company owns and operates 49 radio stations (38 FM and 11 AM) located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

The Company sells advertisements and syndicates radio programming to more than 100 markets across the United States.

Digital

The Company operates proprietary technology and data platforms that deliver digital advertising in various advertising formats and which allow advertisers to reach audiences across a wide range of Internet-connected devices on the Company’s owned and operated digital media sites; the digital media sites of its publisher partners; and on other digital media sites it can access through third-party platforms and exchanges.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value contingent consideration, impairment charge, foreign currency (gain) loss and other operating (gain) loss. The Company generated 14% and 15% of its revenue outside the United States during the three-month periods ended March 31, 2020 and 2019, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period
	Ended March 31,		%
	2020	2019	Change
Net revenue
Television	$39,199	$38,253	2%
Radio	11,719	11,955	(2)%
Digital	13,331	14,472	(8)%
Consolidated	64,249	64,680	(1)%

Cost of revenue - digital media	7,347	7,642	(4)%

Direct operating expenses
Television	15,825	14,927	6%
Radio	7,661	9,508	(19)%
Digital	3,193	4,495	(29)%
Consolidated	26,679	28,930	(8)%

Selling, general and administrative expenses
Television	5,932	5,814	2%
Radio	3,988	4,775	(16)%
Digital	3,671	3,225	14%
Consolidated	13,591	13,814	(2)%

Depreciation and amortization
Television	2,875	2,260	27%
Radio	487	332	47%
Digital	1,150	1,324	(13)%
Consolidated	4,512	3,916	15%

Segment operating profit (loss)
Television	14,567	15,252	(4)%
Radio	(417)	(2,660)	(84)%
Digital	(2,030)	(2,214)	(8)%
Consolidated	12,120	10,378	17%

Corporate expenses	6,840	6,894	(1)%
Change in fair value contingent consideration	-	359	(100)%
Impairment charge	39,835	-	*
Foreign currency (gain) loss	1,508	132	1,042%
Other operating (gain) loss	(836)	(1,996)	(58)%
Operating income (loss)	(35,227)	4,989	*

Interest expense	$(2,680)	$(3,490)	(23)%
Interest income	624	919	(32)%
Dividend income	23	255	(91)%
Income (loss) before income taxes	(37,260)	2,673	*

Capital expenditures
Television	$3,182	$6,341
Radio	196	382
Digital	298	119
Consolidated	$3,676	$6,842

	March 31,	December 31,
Total assets	2020	2019
Television	447,242	465,758
Radio	127,566	138,463
Digital	38,323	51,979
Consolidated	$613,131	$656,200

*	Percentage not meaningful.

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

7. SUBSEQUENT EVENT

Sale of Television Station KMCC-TV

On January 22, 2020, the Company entered into an agreement with ION Media Stations, Inc. to sell television station KMCC-TV, serving the Las Vegas area, for $4.0 million. The transaction closed on April 2, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global media company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Our operations encompass integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television, radio and digital. Our net revenue for the three-month period ended March 31, 2020 was $64.2 million. Of that amount, revenue attributed to our television segment accounted for approximately 61%, revenue attributed to our digital segment accounted for approximately 21% and revenue attributed to our radio segment accounted for approximately 18%.

As of the date of filing this report, own and/or operate 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also sell advertisements and syndicate radio programming to more than 100 markets across the United States. We also provide digital advertising solutions that allow advertisers to reach primarily online Hispanic audiences worldwide. We operate proprietary technology and data platforms that deliver digital advertising in various advertising formats and which allow advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites; the digital media sites of our publisher partners; and on other digital media sites we access through third-party platforms and exchanges.

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

Our primary expenses are employee compensation, including commissions paid to our sales staff and amounts paid to our national representative firms, as well as expenses for general and administrative functions, promotion and selling, engineering, marketing and local programming. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets. Cost of revenue related to our digital segment consists primarily of the costs of online media acquired from third-party publishers and third party server costs. Direct operating expenses include salaries and commissions of sales staff, amounts paid to national representation firms, production and programming expenses, fees for ratings services, and engineering costs. Corporate expenses consist primarily of salaries related to corporate officers and back office functions, third party legal and accounting services, and fees incurred as a result of being a publicly traded and reporting company.

Highlights

During the first quarter of 2020, our consolidated revenue decreased to $64.2 million from $64.7 million in the prior year period, primarily due to a decrease in advertising revenue and a decrease in revenue from spectrum usage rights. The decrease in advertising revenue was partially offset by an increase in retransmission consent revenue in our television segment. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment increased to $39.2 million in the first quarter of 2020 from $38.3 million in the first quarter of 2019. This increase of approximately $0.9 million, or 2%, in net revenue was primarily due to an increase in political advertising revenue and retransmission consent revenue, partially offset by decreases in revenue from spectrum usage rights and local and national advertising revenue. The decrease in local and national advertising revenue was a result primarily of ratings declines, competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. Notwithstanding the increase in our television segment, we have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue.

Net revenue in our radio segment decreased to $11.7 million for the three-month period ended March 31, 2020 from $12.0 million for the three-month period ended March 31, 2019. This decrease of approximately $0.3 million, or 2%, in net revenue was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The overall decrease was as a result primarily of ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

Net revenue in our digital segment decreased to $13.3 million for the three-month period ended March 31, 2020 from $14.5 million for the three-month period ended March 31, 2019. This decrease of approximately $1.2 million, or 8%, in net revenue was a result of declines in international revenue.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us.  In response to this trend, we are offering programmatic solutions to advertisers which is putting pressure on margins.  In an effort to counteract this pressure on margins, we have been strategically shifting the focus of our other digital offerings to focus on generating revenue with greater margins.  However, overall we have experienced a decline in margins in the first quarter as the shift to programmatic has outpaced the measures we have taken to increase margins.  We expect this to continue in future periods. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such adjustments will be successful.

Due to the current economic crisis resulting from the COVID-19 pandemic, we experienced a decline in performance across all our reporting units beginning late in the first quarter of 2020.  Additionally, the digital reporting unit was already facing declining results prior to the onset of the pandemic, caused by continuing competitive pressures and rapid changes in the digital advertising industry, which then further accelerated late in the quarter as a result of the economic crisis brought about from the pandemic. The results of the television and radio reporting units prior to the onset of the pandemic were exceeding internal budgets, driven in large part by political advertising revenue, but declined sharply in the last few weeks of the quarter.  As a result, we updated our internal forecasts of future performance and determined that triggering events had occurred during the first quarter of 2020 that required interim impairment assessments related to goodwill, indefinite lived intangible assets and long-lived assets. As a result of these assessments, we recognized impairment charges totaling $39.8 million in the three-month period ended March 31, 2020.

The Impact of the COVID-19 Pandemic on our Business

This section of this report should be read in conjunction with the rest of this item, “Forward-Looking Statements”, Part II, Item 1A, “Risk Factors” and Notes to Consolidated Financial Statements appearing herein, for a more complete understanding of the impact of the COVID-19 pandemic on our business.

On March 11, 2020, the World Health Organization (the “WHO”) declared COVID-19 a pandemic. On March 13, 2020, a Presidential proclamation was issued declaring a national emergency in the United States as a result of COVID-19.

The COVID-19 pandemic has affected our business and, subject to the extent and duration of the pandemic and the economic crisis that has resulted from the pandemic, is anticipated to continue to affect our business, from both an operational and financial perspective.

Operational Impact

As a result of lockdown, shelter-in-place, stay-at-home or similar orders imposed during the pandemic, businesses in non-essential industries have been closed or their operations have been curtailed throughout the United States and around the world.  By some estimates, up to 95% of the U.S. population has at one time or another been subject to such orders. We are considered, or we believe that we are considered, an “essential business” in all jurisdictions in the United States that have imposed lockdown, shelter-in-place, stay-at-home or similar orders.

We have experienced no significant interruption of our broadcasts in our television and radio segments in any of the markets in which we own and/or operate stations. Nonetheless, we are operating with reduced staff at all of our stations and we cannot give assurance at this time whether a more prolonged or extensive impact of the pandemic in any of our markets would not adversely affect our ability to continue staffing our stations at appropriate levels to continue broadcasts without interruption.

Our digital media segment has a significant number of employees in Spain, which has been among the worst affected countries in the world by the pandemic. Nonetheless, most of our employees in our digital media segment work remotely and we have not seen a significant interruption in our digital media business to date. We cannot give assurance at this time whether a more prolonged or extensive impact of the pandemic in Spain or any other location where our digital media segment has employees or operates would not adversely affect our digital media business.

Our corporate office is located in California, which, since March 19, 2020, has been subject to a statewide order to stay at home except as needed to maintain continuity of operations of critical infrastructure sectors. We have been operating with reduced staff in our corporate office, with the majority of our staff working remotely. We have not experienced any significant interruption in any of our corporate or administrative departments, including without limitation our finance and accounting departments.

Financial Impact

Prior to the WHO declaration on March 11, 2020 and the Presidential proclamation on March 13, 2020, we had experienced no material adverse impact on our advertising revenue as a result of the developing COVID-19 health crisis. We did experience significant cancellations and decreases in new advertising placements during the approximately three-week period before the end of the quarter ended March 31, 2020.

However, since such time, as the U.S. and global economy stalled as a result of lockdown, shelter-in-place and stay-at-home or similar orders, we have experienced significant cancellations of advertising and a significant decrease in new advertising placements in our television segment and especially our radio segment. We believe that the impact on our radio segment is greater than our television segment because radio audiences have declined significantly as a result of fewer people commuting to work or driving in general as a result of lockdown, shelter-in-place, stay-at-home or similar orders throughout the United States.

We believe that these cancellations and reductions in the placement of new advertising are primarily attributable to decisions that our advertisers are making regarding the preservation of their own capital during the continuing business interruption that is estimated by some to affect up to 95% of the U.S. population through a variety of lockdown, shelter-in-place, stay-at-home or similar orders; the closure of businesses across the United States, including those in the automotive, services, non-emergency healthcare, retail, travel,  restaurant and telecommunications industries, which has resulted in consumers not being able to frequent such businesses; reduced demand for products and services by our advertisers’ customers, who are our audiences; the diversion of our advertisers’ own personnel’s attention from advertising activities during the pandemic as a result of health concerns, remote working and/or other considerations; and the financial solvency of our advertisers in general during the economic crisis that has resulted from the pandemic.

We expect that these cancellations and reductions in the placement of new advertising to have a more pronounced impact on our results of operations for the second quarter ending June 30, 2020 and, depending upon the extent and duration of the pandemic and the resulting economic crisis, in periods beyond that. Therefore, our results of operations for the quarter ended March 31, 2020 may not be indicative of our results of operations for any future period in fiscal year 2020 or the full fiscal year 2020. We cannot give assurance at this time whether a more prolonged or extensive impact of the pandemic and the resulting economic crisis would not adversely affect our advertising revenue, results of operations and financial condition in future periods during the course of the pandemic, or beyond.

Based on publicly available information, we believe that we have not yet felt the full impact of the economic crisis, nor do we know how soon the global, U.S. and local economies will begin to recover. Therefore, while we hope for a different outcome, we anticipate that we may experience an adverse financial impact on our business and results of operations, and possibly our financial condition, in future periods from the economic crisis that has resulted from the pandemic, for an unknown period of time even after lockdown, shelter-in-place, stay-at-home and similar orders have been lifted and businesses begin to reopen.

To date, we have engaged in a small number of layoffs and significant number of furloughs of employees as a result of the pandemic. We have furloughed staff who are currently being maintained on our payroll. We will continue to monitor this situation closely and may institute such further layoffs or furloughs as we may feel are appropriate at a future date.

We have instituted certain cost reduction measures as a result of the pandemic, and may consider such additional measures as appropriate at a future date. Effective April 16, 2020, we instituted a 2.5%-22.5% reduction in salaries company-wide, depending on the amount of current compensation. Additionally, we have suspended repurchases under our share repurchase program to preserve cash.  We will continue to monitor these actions closely and may institute such additional actions as we may feel are appropriate at a future date.

In addition to the great personal toll that the pandemic has exacted and is expected to continue to exact, the challenges it is causing to the global economy have and will continue to create unprecedented uncertainty in our business and how we plan and respond to rapidly changing circumstances in our operations, as well as the impact this may have on our business, results of operations and financial condition. We are closely monitoring the situation across all fronts and will need to remain flexible to respond to developments as they occur. However, we cannot give any assurance if, or the extent to which, we will be successful in these efforts.

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

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2020 and 2019, the amount we paid Univision in this capacity was $2.2 million and $2.0 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the three-month periods ended March 31, 2020 and 2019, retransmission consent revenue accounted for approximately $9.6 million and $8.8 million, respectively, of which $7.0 million and $6.7 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020.

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2 – The Company and Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements.

Three-Month Periods Ended March 31, 2020 and 2019

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2020	2019	Change
Statements of Operations Data:
Net Revenue	$64,249	$64,680	(1)%

Cost of revenue - digital media	7,347	7,642	(4)%
Direct operating expenses	26,679	28,930	(8)%
Selling, general and administrative expenses	13,591	13,814	(2)%
Corporate expenses	6,840	6,894	(1)%
Depreciation and amortization	4,512	3,916	15%
Change in fair value contingent consideration	-	359	(100)%
Impairment charge	39,835	-	*
Foreign currency (gain) loss	1,508	132	1042%
Other operating (gain) loss	(836)	(1,996)	(58)%
	99,476	59,691	67%
Operating income (loss)	(35,227)	4,989	*
Interest expense	(2,680)	(3,490)	(23)%
Interest income	624	919	(32)%
Dividend income	23	255	(91)%
Income before income (loss) taxes	(37,260)	2,673	*
Income tax benefit (expense)	1,668	(1,093)	*
Income (loss) before equity in net income (loss) of
nonconsolidated affiliate	(35,592)	1,580	*
Equity in net income (loss) of nonconsolidated affiliate, net of tax	-	(156)	(100)%
Net income (loss)	$(35,592)	$1,424	*

Other Data:
Capital expenditures	3,676	6,842
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)	9,679	8,057
Net cash provided by operating activities	12,014	14,307
Net cash provided by (used in) investing activities	13,791	4,449
Net cash used in financing activities	(5,493)	(13,478)

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of March 31): 2020, 3.3 to 1; 2019, 3.1 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Three-Month Period
	Ended March 31,
	2020	2019
Consolidated adjusted EBITDA	$9,679	$8,057

Interest expense	(2,680)	(3,490)
Interest income	624	919
Dividend income	23	255
Income tax expense	1,668	(1,093)
Equity in net loss of nonconsolidated affiliates	-	(156)
Amortization of syndication contracts	(130)	(124)
Payments on syndication contracts	130	135
Non-cash stock-based compensation included in direct operating expenses	(131)	(134)
Non-cash stock-based compensation included in corporate expenses	(658)	(666)
Depreciation and amortization	(4,512)	(3,916)
Change in fair value contingent consideration	-	(359)
Impairment charge	(39,835)	-
Non-recurring cash severance charge	(606)	-
Other operating gain (loss)	836	1,996
Net income (loss)	(35,592)	1,424

Depreciation and amortization	4,512	3,916
Impairment charge	39,835	-
Deferred income taxes	(1,813)	470
Non-cash interest	169	251
Amortization of syndication contracts	130	124
Payments on syndication contracts	(130)	(135)
Equity in net (income) loss of nonconsolidated affiliate	-	156
Non-cash stock-based compensation	789	800
(Gain) loss on disposal of property and equipment	-	86
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	7,482	13,657
(Increase) decrease in prepaid expenses and other assets	1,026	869
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,394)	(7,311)
Cash flows from operating activities	$12,014	$14,307

Consolidated Operations

Net Revenue. Net revenue decreased to $64.2 million for the three-month period ended March 31, 2020 from $64.7 million for the three-month period ended March 31, 2019, a decrease of $0.5 million. Of the overall decrease, approximately $1.2 million was attributable to our digital segment and was primarily due to declines in international revenue.  This decline in digital revenue is being driven by a trend whereby revenue is shifting more to programmatic revenue. In addition, approximately $0.3 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in local and national advertising revenue, as a result primarily of ratings declines, competitive factors with other Spanish-language broadcasters and changing demographic preferences of audiences. Additionally, as we have previously noted, there is a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. The overall decrease was partially offset by an increase of approximately $0.9 million in our television segment due to increases in political advertising revenue and retransmission consent revenue, partially offset by decreases in revenue from spectrum usage rights and local and national advertising revenue, as a result primarily of ratings declines, competitive factors with other Spanish-language broadcasters and changing demographic preferences of audiences. Notwithstanding the increase in our television segment, as we have previously noted, there is a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue.

We currently anticipate that for the full year 2020, net revenue will decrease primarily due to the current economic crisis resulting from the COVID-19 pandemic and the continuing effects of that crisis depending upon its extent and duration.

Cost of revenue-Digital. Cost of revenue in our digital segment decreased to $7.3 million for the three-month period ended March 31, 2020 from $7.6 million for the three-month period ended March 31, 2019, a decrease of $0.3 million, primarily due to a decrease in expenses associated with the decrease in revenue in our digital segment.

Direct Operating Expenses. Direct operating expenses decreased to $26.7 million for the three-month period ended March 31, 2020 from $28.9 million for the three-month period ended March 31, 2019, a decrease of $2.2 million. Of the overall decrease, approximately $1.3 million was attributable to our digital segment and was primarily due to a decrease in expenses associated with the decrease in revenue. Additionally approximately $1.8 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in salary expense and expenses associated with the decrease in advertising revenue. The decrease was partially offset by an increase of approximately $0.9 million in our television segment, primarily due to an increase in expense associated with the increase in advertising revenue in our television segment and an increase in severance expense. As a percentage of net revenue, direct operating expenses decreased to 42% for the three-month period ended March 31, 2020 from 45% for the three-month period ended March 31, 2019.

We currently anticipate that direct operating expenses will decrease during 2020, primarily as a result of lower expenses associated with the anticipated decrease in revenue due to the current economic crisis caused by the COVID-19 pandemic, and the continuing effects of that crisis depending upon its extent and duration, including the company-wide reduction in salaries implemented effective April 16, 2020. Additionally, we currently anticipate that direct operating expenses will decrease during 2020 due to a structural change in compensation for one of our radio personalities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $13.6 million for the three-month period ended March 31, 2020 from $13.8 million for the three-month period ended March 31, 2019, a decrease of $0.2 million. The decrease was primarily due to decreases in payroll tax, event expense and advertising expense in our radio segment. As a percentage of net revenue, selling, general and administrative expenses remained constant at 21% for each of the three-month periods ended March 31, 2020 and 2019.

We currently anticipate that selling, general and administrative expenses will decrease during 2020, primarily due to the current economic crisis resulting from the COVID-19 pandemic and the continuing effects of that crisis depending upon its extent and duration, including the company-wide reduction in salaries implemented effective April 16, 2020.

Corporate Expenses. Corporate expenses decreased to $6.8 million for the three-month period ended March 31, 2020 from $6.9 million for the three-month period ended March 31, 2019, a decrease of $0.1 million. As a percentage of net revenue, corporate expenses remained constant at 11% for each of the three-month periods ended March 31, 2020 and 2019.

We currently anticipate that corporate expenses will decrease during 2020, primarily due to the current economic crisis resulting from the COVID-19 pandemic and the continuing effects of that crisis depending upon its extent and duration, including the company-wide reduction in salaries implemented effective April 16, 2020.

Depreciation and Amortization. Depreciation and amortization increased to $4.5 million for the three-month period ended March 31, 2020 compared to $3.9 million for the three-month period ended March 31, 2019.  The increase was primarily attributable to fixed assets additions in our television segment as part of the broadcast television repack following the FCC auction for broadcast spectrum.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to our 2017 acquisition of 100% of several entities collectively doing business as Headway (“Headway”), we recognized an expense of $0.4 million for the three-month period ended March 31, 2019.

Foreign currency (gain) loss. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, our operating expenses are generally denominated in the currencies of the countries in which our operations are located, and we have operations in countries other than the United States, primarily those operations related to our Headway business. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our Headway business. We had a foreign currency loss of $1.5 million for the three-month period ended March 31, 2020 compared to a foreign currency loss of $0.1 million for the three-month period ended March 31, 2019. Foreign currency loss was primarily due to currency fluctuations that affected our digital segment operations located outside the U.S., primarily related to the Headway business.

Other operating gain. Other operating gain decreased to $0.8 million for the three-month period ended March 31, 2020 from $2.0 million for the three-month period ended March 31, 2019, primarily due to gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum.

Impairment. Due to the current economic crisis resulting from the COVID-19 pandemic, we experienced a decline in performance across all our reporting units beginning late in the first quarter of 2020. Additionally, the digital reporting unit was already facing declining results prior to the onset of the pandemic, caused by continuing competitive pressures and rapid changes in the digital advertising industry, which then further accelerated late in the quarter as a result of the economic crisis brought about from the pandemic. The results of the television and radio reporting units results prior to the onset of the pandemic were exceeding internal budgets, driven in large part by political advertising revenue, but declined sharply in the last few weeks of the quarter.  As a result, we updated our internal forecasts of future performance and determined that triggering events had occurred during the first quarter of 2020 that required interim impairment assessments related to goodwill, indefinite lived intangible assets and long-lived assets. As a result of these assessments, we recognized impairment charges totaling $39.8 million in the three-month period ended March 31, 2020.

Operating Income (Loss). As a result of the above factors, operating loss was $35.2 million for the three-month period ended March 31, 2020, compared to operating income of $5.0 million for the three-month period ended March 31, 2019.

Interest Expense, net. Interest expense, net decreased to $2.1 million for the three-month period ended March 31, 2020 from $2.6 million for the three-month period ended March 31, 2019, a decrease of $0.5 million. This decrease was primarily due to lower principal balance as a result of repayment in the fourth quarter of 2019, and a lower interest rate.

Income Tax Benefit (Expense).  Income tax benefit for the three-month period ended March 31, 2020 was $1.7 million, or 4% of our pre-tax loss. Income tax expense for the three-month period ended March 31, 2019 was $1.1 million, or 41% of our pre-tax income.  The effective tax rate for the three-month period ended March 31, 2020 was different than our statutory rate due to foreign and state taxes, a valuation allowance on deferred tax assets in our Spanish entity, and nondeductible expenses, primarily goodwill impairment charges. We compute our interim tax expense by projecting our effective tax rate for the year and applying the projected annual effective tax rate to the year to date pre-tax income from continuing operations for the reporting quarter. Additional “discrete" items (such as excess tax benefits from share based compensation) may adjust the year to date tax expense in the quarter in which such items occur.

Our management periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets and the amount maintained in any such allowance is highly subjective and is based on many factors, several of which are subject to significant judgment calls.  Based on our analysis we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of our digital operations in Spain.  As a result of recurring losses from our digital operations in Spain, management has determined that it is more likely than not that deferred tax assets of approximately $2.6 million at March 31, 2020 will not be realized and therefore we have established a valuation allowance on those assets.

We intend to reinvest permanently our unremitted earnings in our foreign subsidiaries, and accordingly have not provided deferred tax liabilities on those earnings. We have not yet determined an estimate of the total amount of unremitted earnings.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $39.2 million for the three-month period ended March 31, 2020 from $38.3 million for the three-month period ended March 31, 2019, an increase of approximately $0.9 million, or 2%. We had increases in political advertising revenue and retransmission consent revenue, partially offset by decreases in revenue from spectrum usage rights and local and national advertising revenue, as a result primarily of ratings declines, competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. Notwithstanding this increase in our television segment, we have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. We generated a total of $9.6 million and $8.8 million in retransmission consent revenue for the three-month periods ended March 31, 2020 and 2019, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.8 million for the three-month period ended March 31, 2020 from $14.9 million for the three-month period ended March 31, 2019, an increase of approximately $0.9 million. The increase was primarily due to an increase in expense associated with the increase in advertising revenue and an increase in severance expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.9 million for the three-month period ended March 31, 2020 from $5.8 million for the three-month period ended March 31, 2019, an increase of approximately $0.1 million.

Radio

Net Revenue.  Net revenue in our radio segment decreased to $11.7 million for the three-month period ended March 31, 2020 from $12.0 million for the three-month period ended March 31, 2019. This decrease of approximately $0.3 million, or 2%, in net revenue was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The overall decrease was as a result primarily of ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $7.7 million for the three-month period ended March 31, 2020 from $9.5 million for the three-month period ended March 31, 2019, a decrease of $1.8 million. The decrease was primarily due to decreases in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.0 million for the three-month period ended March 31, 2020 from $4.8 million for the three-month period ended March 31, 2019, a decrease of $0.8 million. The decrease was primarily due to decreases in payroll tax, event expense and advertising expense.

Digital

Net Revenue.  Net revenue in our digital segment decreased to $13.3 million for the three-month period ended March 31, 2020 from $14.5 million for the three-month period ended March 31, 2019. This decrease of approximately $1.2 million, or 8%, in net revenue was a result of declines in international revenue.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us.  In response to this trend, we are offering programmatic solutions to advertisers which is putting pressure on margins.  In an effort to counteract this pressure on margins, we have been strategically shifting the focus of our other digital offerings to focus on generating revenue with greater margins.  However, overall we have experienced a decline in margins in the first quarter as the shift to programmatic has outpaced the measures we have taken to increase margins.  We expect this to continue in future periods. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such adjustments will be successful.

Cost of revenue.  Cost of revenue in our digital segment decreased to $7.3 million for the three-month period ended March 31, 2020 from $7.6 million for the three-month period ended March 31, 2019, a decrease of $0.3 million, primarily due to a decrease in expenses associated with the decrease in revenue. As a percentage of digital net revenue, cost of revenue increased to 55% for the three-month period ended March 31, 2020 from 53% for the three-month period ended March 31, 2019.

Direct operating expenses. Direct operating expenses in our digital segment decreased to $3.2 million for the three-month period ended March 31, 2020 from $4.5 million for the three-month period ended March 31, 2019, a decrease of $1.3 million. The decrease was primarily due to a decrease in expenses associated with the decrease in revenue and a decrease in salary expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $3.7 million for the three-month period ended March 31, 2020 from $3.2 million for the three-month period ended March 31, 2019, an increase of $0.5 million. The increase was primarily due to an increase in bad debt expense.

Liquidity and Capital Resources

We had a net loss of $19.7 million for the year ended December 31, 2019, and net income of $12.2 million and $175.7 million for the years ended December 31, 2018 and 2017, respectively. We had positive cash flow from operations of $31.5 million, $33.8 million and $301.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. We generated cash flows from operations of $12.0 million for the three-month period ended March 31, 2020. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

Although we anticipate that revenue and cash flow from operations will decrease significantly due to the current economic crisis resulting from the COVID-19 pandemic and  the continuing effects of that crisis depending upon its extent and duration, we currently believe that our current cash position is capable of meeting our expenses for at least the next twelve months. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $53.5 million, and available for sale marketable securities in the additional amount of $74.7 million, as of March 31, 2020. Our liquidity is not materially impacted by the amount held in accounts outside the United States as our operating cash flows are driven primarily by U.S. sources.

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

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of March 31, 2020, the interest rate on our Term Loan B was 4.35%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

The carrying amount of the Term Loan B Facility as of March 31, 2020 was $215.4 million, net of $2.1 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of March 31, 2020 was $179.4 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

Share Repurchase Program

On July 13, 2017, our Board of Directors approved a share repurchase program of up to $15.0 million of our outstanding Class A common stock. On April 11, 2018, our Board of Directors approved the repurchase of up to an additional $15.0 million of our outstanding Class A common stock, for a total repurchase authorization of up to $30.0 million. On August 27, 2019, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $45.0 million. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. On March 26, 2020, we suspended share repurchases under the plan in order to preserve cash during the current economic crisis resulting from the COVID-19 pandemic.

In the three-month period ended March 31, 2020, we repurchased 0.3 million shares of our Class A common stock for an aggregate purchase price of $0.5 million, or an average price per share of $2.02. As of March 31, 2020, we have repurchased a total of approximately 8.6 million shares of our Class A common stock for aggregate purchase price of approximately $32.2 million, or an average price per share of $3.76, since the beginning of the share repurchase program. As of March 31, 2020, all such repurchased shares were retired.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $9.7 million for the three-month period ended March 31, 2020 compared to $8.1 million for the three-month period ended March 31, 2019. As a percentage of net revenue, consolidated adjusted EBITDA increased to 15% for the three-month period ended March 31, 2020 compared to 12% for the three-month period ended March 31, 2019.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of March 31): 2020, 3.3 to 1; 2019, 3.1 to 1.

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

Cash Flow

Net cash flow provided by operating activities was $12.0 million for the three-month period ended March 31, 2020, compared to net cash flow provided by operating activities of $14.3 million for the three-month period ended March 31, 2019. We had a net loss of $35.6 million for the three-month period ended March 31, 2020, which included non-cash items such as impairment loss of $39.8 million, depreciation and amortization expense of $4.5 million and non-cash stock-based compensation of $0.8 million. We had net income of $1.4 million for the three-month period ended March 31, 2019, which included non-cash items such as depreciation and amortization expense of $3.9 million and non-cash stock-based compensation of $0.8 million. We currently expect that cash flow from operating activities for the full year 2020 will decrease compared to 2019 due to the current economic crisis resulting from the COVID-19 pandemic, and the continuing effects of that crisis depending upon its extent and duration.

Net cash flow provided by investing activities was $13.8 million for the three-month period ended March 31, 2020, compared to net cash flow provided by investing activities of $4.4 million for the three-month period ended March 31, 2019. During the three-month period ended March 31, 2020, we had proceeds of $16.6 million from the maturity of marketable securities, spent $2.7 million in net capital expenditures and spent $0.2 million to purchase intangible assets. During the three-month period ended March 31, 2019, we had proceeds of $10.7 million from the maturity of marketable securities offset by $6.1 million spent on net capital expenditures. We anticipate that our capital expenditures will be approximately $6.5 million during the full year 2020. Of this amount, we expect that approximately $3.3 million will be expended in connection with the required relocation of certain of our television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum, which amount we expect to be reimbursed to us by the FCC. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and any net cash flow from operations.

Net cash flow used in financing activities was $5.5 million for the three-month period ended March 31, 2020, compared to net cash flow used in financing activities of $13.5 million for the three-month period ended March 31, 2019. During the three-month period ended March 31, 2020, we made dividend payments of $4.2 million, principal debt repayments of $0.8 million, and spent $0.5 million for the repurchase of Class A common stock. During the three-month period ended March 31, 2019, we made a dividend payment of $4.3 million, a principal debt payment of $0.8 million and spent $7.7 million for the repurchase of Class A common stock and $0.8 million for taxes related to shares withheld for share-based compensation plans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of March 31, 2020, we had $217.5 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the Eurodollar were to increase by a hypothetical 100 basis points, or one percentage point, from its March 31, 2020 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.2 million based on the outstanding balance of our term loan as of March 31, 2020.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our Headway business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at March 31, 2020 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Spain, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2019, as described below.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, a material weakness in our internal controls existed as of December 31, 2019 relating to internal controls over our digital segment which includes the Headway business, which we acquired in April 2017. Although substantial progress has been made in remediating this material weakness, it has not been fully remediated, and therefore this control weakness continues to constitute a material weakness. The material weakness consists of (a) control deficiencies in internal control over financial reporting related to revenue in our digital business which includes both the Headway business, as well as our legacy digital business, and (b) deficiencies in internal controls over financial reporting in Headway relating to a number of areas, including accounts receivable, accounts payable, operating expenses, intercompany accounts and income taxes.

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

Management’s Plan for Remediation

With respect to the material control weakness described above, management has continued to test and evaluate the elements of the remediation plan implemented to date.  These elements include:

•	providing additional technical training for accounting personnel tasked with review of revenue contracts in our digital segment;
•	implementing enhancing increased monitoring controls over information obtained from third parties relating to revenue in our digital segment;
•	redesigning certain controls at Headway to increase the level of precision related to accounts receivable, accounts payable, operating expenses, intercompany accounts and income taxes;
•	hiring additional management, accounting, finance and information technology personnel in certain of our foreign locations to strengthen our accounting resources in these locations; and
•	providing additional internal controls training for employees in key internal control roles in the digital segment.

Based on management’s review and the oversight of the Audit Committee, we have determined that, although substantial progress has been made in remediating this material weakness, the weakness has not been fully remediated as of the date of this quarterly report.

As we continue to further evaluate and test the remediation plan outlined above, we may also identify additional measures to address the material weakness or modify certain of the remediation procedures described above. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weakness. Management, with the oversight of the Audit Committee, will continue to take steps necessary to remedy the material weakness to reinforce the overall design and capability of our control environment.

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

The current economic crisis resulting from the COVID-19 pandemic and the continuing effects of that crisis depending upon its extent and duration may have an adverse impact on our industry, business, results of operations and financial position.

The COVID-19 pandemic has cause a sudden and severe interruption in daily life and business throughout the United States and around the world, causing concerns about the extent and duration of the resulting economic crisis.  The continuation or worsening of current economic conditions could have an adverse effect on the fundamentals of our business, results of operations and financial position. These conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive, services, healthcare, retail, travel, restaurant and telecommunications industries, which provide a significant amount of our advertising revenue. There can be no assurance that we will not experience any further material adverse effect on our business as a result of the current economic crisis or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect.

Potential consequences of the foregoing include:

•

the financial condition of companies that advertise on our stations, including, among others, those in the automotive, services, healthcare, retail, travel, restaurant and telecommunications industries, which may file for bankruptcy protection or face severe cash flow problems, may result in a significant decline in our advertising revenue;

•

our ability to borrow capital on terms and conditions that we find acceptable, or at all, may be limited as a result of liquidity restrictions at financial institutions and others, which could limit our ability to meet our expenses as they become due;

•	the possible further impairment of some or all of the value of our tangible assets, goodwill and other intangible assets, including our digital assets and broadcast licenses;
•	our ability to pursue permitted acquisitions or divestitures may be limited, both as a result of these factors and due to restrictions contained in the 2017 Credit Agreement; and
•

the possibility that one or more of the lenders under our 2017 Credit Facility could refuse to fund its commitment to us or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

The current economic crisis resulting from the COVID-19 pandemic and the continuing effects of that crisis depending upon its extent and duration, and its impact on consumer and general business confidence, could negatively affect us.

The pandemic has created increasingly difficult operational and financial conditions for companies globally. If the current and possible continuing conditions are similar to previous recessions and severe economic downturns, consumer confidence could decline, and business and consumer spending could be curtailed, and could remain so, for an extended period. Consumer purchases of advertising time are sensitive to these conditions and may decline in future periods where disposable income is adversely affected or there is economic uncertainty. The tightening of credit in financial markets also adversely affects the ability of our customers to obtain financing for advertising purchases.

Adverse or uncertain general economic conditions may cause potential customers to cancel, defer or forgo the purchase of advertising time. The consequences of such adverse or uncertain conditions could also include cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. Moreover, insolvencies associated with the economic crisis resulting from the pandemic could adversely affect our business through the loss of carriers and clients or by hampering our ability to sell advertising or generate retransmission consent revenue. Additionally, reduced levels of staffing due to possible layoffs could also have a negative impact on our business by spreading our personnel resources too thinly and not being able to cover all of our customer markets as effectively as in most economically robust periods. The occurrence of any one or more of these conditions may adversely affect our results of operations, cash flow, profitability and financial condition.

Our business is exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners.

The current economic crisis resulting from the pandemic may result in financial instability or other adverse effects for many of our advertisers and other strategic business partners. Disruption of the credit markets, a prolonged recession and/or sluggish economic growth in future periods could adversely affect our customers’ ability to access credit which supports the continuation and expansion of their businesses and could result in advertising or broadcast cancellations or suspensions, payment delays or defaults by our customers.

Cancellations or reductions of advertising could adversely affect our results of operations.

We do not obtain long-term commitments from our advertisers, and advertisers may cancel, reduce or postpone orders without penalty. We have experienced cancellations, reductions or delays in purchases of advertising since the onset of the pandemic. We expect additional cancellations, reductions and/or delays in purchases of advertising as long as the pandemic results in a significant interruption of daily life and business as a result of lockdown, shelter-in-place, stay-at-home or similar orders, and possibly beyond depending upon the extent and duration of the current economic crisis resulting from the pandemic.

These factors could adversely affect our revenue and results of operations, especially if we are unable to replace such advertising purchases. Many of our expenses are based, at least in part, on our expectations of future revenue and are therefore relatively fixed once budgeted. Therefore, weakness in advertising sales would adversely impact both our revenue and our results of operations.

The decline in advertising has already been particularly pronounced in our radio segment.

Some of the industries in which our advertisers operate, such as the automotive, services, non-emergency healthcare, retail, travel, restaurant and telecommunications industries, have been severely affected by lockdown, shelter-in-place, stay-at-home and similar orders, effectively requiring such non-essential businesses to close. As a result, many advertisers are significantly reducing their advertising and we expect this trend to continue for the duration of the pandemic and possibly beyond depending upon the extent and duration of the current economic crisis resulting from the pandemic.

As a result of lockdown, shelter-in-place, stay-at-home and similar order in many areas of the United States, many fewer people are driving to work, for daily activities and obligations, for travel or other purposes. As a result, radio audiences have declined significantly and, in response to that, advertisers have reduced advertising purchases on radio significantly. This condition is expected to continue at least until such orders are lifted and may continue beyond that depending upon whether people throughout the United States and around the world change their daily behaviors, including working from home, even after the pandemic abates.

Current uncertain economic conditions may affect our financial performance or our ability to forecast or budget for our business with accuracy.

Our operations and performance depend significantly on U.S. and, to a lesser extent, international, economic conditions and their impact on purchases of advertising by our customers. As a result of the economic crisis resulting from the COVID-19 pandemic, general economic conditions may deteriorate significantly through future periods in 2020 and possibly beyond, depending upon the extent and duration of the pandemic and the rate at which economies recover. As a result, economic conditions may remain volatile and uncertain for the foreseeable future.

We believe that if this uncertainty continues in future periods, our customers may alter their purchasing activities in response to the new economic reality, and, among other things, our customers may change or scale back future purchases of advertising. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results. It is currently unclear as to what overall effect the current economic conditions and uncertainties will continue to have on the marketplace and our future business. If we are unable to adequately respond to or forecast further changes in demand for advertising if current economic conditions persist or deteriorate further, our results of operations, financial condition and business prospects may be materially and adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On July 13, 2017, our Board of Directors approved a share repurchase program of up to $15.0 million of our outstanding Class A common stock. On April 11, 2018, our Board of Directors approved the repurchase of up to an additional $15.0 million of our Class A common stock, for a total repurchase authorization of up to $30.0 million. On August 27, 2019, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $45.0 million. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. On March 26, 2020, we suspended share repurchases under the plan in order to preserve cash during the current economic crisis resulting from the COVID-19 pandemic.

In the three-month period ended March 31, 2020, we repurchased 0.3 million shares of our Class A common stock for an aggregate purchase price of $0.5 million, or an average price per share of $2.02. As of March 31, 2020, we have repurchased a total of approximately 8.6 million shares of our Class A common stock for an aggregate purchase price of approximately $32.2 million, or an average price per share of $3.76, since the beginning of the share repurchase program. As of March 31, 2020, all such repurchased shares were retired.

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

Date: May 8, 2020