Form 10-Q
period 2020-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2020-08-06
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Yes  ☐    No  ☒

As of August 3, 2020, there were 59,905,386 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2020

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 31 of our Annual Report on Form 10-K for the year ended December 31, 2019 and beginning on page 42 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$69,270	33,123
Marketable securities	65,098	91,662
Restricted cash	735	734
Trade receivables, (including related parties of $6,548 and $4,251) net of allowance for doubtful accounts of $3,683 and $2,890	51,706	71,406
Assets held for sale	3,099	950
Prepaid expenses and other current assets (including related parties of $274 and $274)	16,586	11,557
Total current assets	206,494	209,432
Property and equipment, net of accumulated depreciation of $188,749 and $188,579	74,810	79,642
Intangible assets subject to amortization, net of accumulated amortization of $101,713 and $99,819 (including related parties of $6,484 and $7,098)	9,752	16,772
Intangible assets not subject to amortization	216,853	252,544
Goodwill	45,711	46,511
Operating leases right of use asset	35,126	43,837
Other assets	7,428	7,462
Total assets	$596,174	$656,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and accrued expenses (including related parties of $1,918 and $2,147)	48,572	53,931
Operating lease liabilities	7,830	9,056
Total current liabilities	59,402	65,987
Long-term debt, less current maturities, net of unamortized debt issuance costs of $2,014 and $2,226	211,736	213,024
Long-term operating lease liabilities	32,784	41,387
Other long-term liabilities	3,385	3,371
Deferred income taxes	38,607	44,259
Total liabilities	345,914	368,028

Commitments and contingencies (note 6)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2020 59,905,386 and 2019 60,074,698	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2020 and 2019 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2020 and 2019 9,352,729	1	1
Additional paid-in capital	830,900	836,170
Accumulated deficit	(581,130)	(547,876)
Accumulated other comprehensive income (loss)	481	(131)
Total stockholders' equity	250,260	288,172
Total liabilities and stockholders' equity	$596,174	$656,200

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Net Revenue	$45,116	$69,241	$109,365	$133,921

Expenses:
Cost of revenue - digital media	6,447	8,859	13,794	16,501
Direct operating expenses (including related parties of $1,386, $2,007, $3,605 and $3,969) (including non-cash stock-based compensation of $104, $116, $235 and $250)	22,140	29,655	48,819	58,585
Selling, general and administrative expenses	10,897	13,545	24,488	27,359
Corporate expenses (including non-cash stock-based compensation of $699, $719, $1,357 and $1,385)	5,384	6,501	12,224	13,395
Depreciation and amortization (includes direct operating of $2,800, $2,968, $5,931 and $5,462; selling, general and administrative of $891, $1,176, $2,099 and $2,445; and corporate of $182, $162, $355 and $315) (including related parties of $307, $307, $614 and $615)	3,873	4,306	8,385	8,222
Change in fair value contingent consideration	-	(2,735)	-	(2,376)
Impairment charge	-	22,368	39,835	22,368
Foreign currency (gain) loss	(155)	(82)	1,353	50
Other operating (gain) loss	(2,030)	(1,597)	(2,866)	(3,593)
Operating income (loss)	(1,440)	(11,579)	(36,667)	(6,590)
Interest expense	(2,024)	(3,554)	(4,704)	(7,044)
Interest income	539	857	1,162	1,776
Dividend income	-	251	24	506
Income (loss) before income taxes	(2,925)	(14,025)	(40,185)	(11,352)
Income tax benefit (expense)	5,263	(2,252)	6,931	(3,345)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	2,338	(16,277)	(33,254)	(14,697)
Equity in net income (loss) of nonconsolidated affiliate, net of tax	-	(2)	-	(158)
Net income (loss)	$2,338	$(16,279)	$(33,254)	$(14,855)

Basic and diluted earnings per share:
Net income (loss) per share, basic and diluted	$0.03	$(0.19)	$(0.39)	$(0.17)

Cash dividends declared per common share	$0.03	$0.05	$0.08	$0.10

Weighted average common shares outstanding, basic	84,123,530	85,359,998	84,220,649	85,728,820
Weighted average common shares outstanding, diluted	84,669,250	85,359,998	84,220,649	85,728,820

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$2,338	$(16,279)	$(33,254)	$(14,855)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	467	(318)	301	(288)
Change in fair value of available for sale securities	534	523	311	1,286
Total other comprehensive income (loss)	1,001	205	612	998
Comprehensive income (loss)	$3,339	$(16,074)	$(32,642)	$(13,857)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2019	60,074,698	14,927,613	9,352,729	-	6	2	1	836,170	(547,876)	(131)	288,172
Stock-based compensation expense	-	-	-	-	-	-	-	789	-	-	789
Repurchase of Class A common stock	(259,500)	-	-	259,500	-	-	-	(525)	-	-	(525)
Retirement of treasury stock	-	-	-	(259,500)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,218)	-	-	(4,218)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(223)	(223)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(166)	(166)
Net income (loss) for the three-month period-ended March 31, 2020	-	-	-	-	-	-	-	-	(35,592)	-	(35,592)
Balance, March 31, 2020	59,815,198	14,927,613	9,352,729	-	6	2	1	832,216	(583,468)	(520)	248,237
Issuance of common stock upon exercise of stock options or awards of restricted stock units	90,188	-	-	-	-	-	-	(15)	-	-	(15)
Stock-based compensation expense	-	-	-	-	-	-	-	803	-	-	803
Dividends paid	-	-	-	-	-	-	-	(2,104)	-	-	(2,104)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	534	534
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	467	467
Net income (loss) for the three-month period-ended June 30, 2020	-	-	-	-	-	-	-	-	2,338	-	2,338
Balance, June 30, 2020	59,905,386	14,927,613	9,352,729	-	6	2	1	830,900	(581,130)	481	250,260

See Notes to Consolidated Financial Statements

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2018	63,210,531	14,927,613	9,352,729	-	6	2	1	862,299	(528,164)	(1,412)	332,732
Tax payments related to shares withheld for share-based compensation plans	25,059	-	-	-	-	-	-	(42)	-	-	(42)
Stock-based compensation expense	-	-	-	-	-	-	-	800	-	-	800
Repurchase of Class A common stock	(2,098,443)	-	-	2,098,443	-	-	-	(7,706)	-	-	(7,706)
Retirement of treasury stock	-	-	-	(2,098,443)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,271)	-	-	(4,271)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	763	763
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	30	30
Net income (loss) for the three-month period-ended March 31, 2019	-	-	-	-	-	-	-	-	1,424	-	1,424
Balance, March 31, 2019	61,137,147	14,927,613	9,352,729	-	6	2	1	851,080	(526,740)	(619)	323,730
Issuance of common stock upon exercise of stock options or awards of restricted stock units	20,000	-	-	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	836	-	-	836
Repurchase of Class A common stock	(438,534)	-	-	438,534	(0)	-	-	(1,302)	-	-	(1,302)
Retirement of treasury stock	-	-	-	(438,534)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,269)	-	-	(4,269)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	523	523
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(318)	(318)
Net income (loss) for the three-month period-ended June 30, 2019	-	-	-	-	-	-	-	-	(16,279)	-	(16,279)
Balance, June 30, 2019	60,718,613	14,927,613	9,352,729	-	6	2	1	846,345	(543,019)	(414)	302,921

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(33,254)	$(14,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,385	8,222
Impairment charge	39,835	22,368
Deferred income taxes	(7,398)	1,472
Non-cash interest	332	489
Amortization of syndication contracts	258	249
Payments on syndication contracts	(253)	(227)
Equity in net (income) loss of nonconsolidated affiliate	-	158
Non-cash stock-based compensation	1,592	1,635
(Gain) loss on disposal of property and equipment	(627)	161
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	19,513	9,619
(Increase) decrease in prepaid expenses and other assets	5,090	2,680
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(14,010)	(12,301)
Net cash provided by operating activities	19,463	19,670
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	3,989	-
Purchases of property and equipment	(5,676)	(13,982)
Purchases of intangible assets	(158)	-
Purchases of marketable securities	-	(1,160)
Proceeds from marketable securities	26,860	21,681
Purchases of investments	-	(300)
Net cash provided by (used in) investing activities	25,015	6,239
Cash flows from financing activities:
Tax payments related to shares withheld for share-based compensation plans	(15)	(751)
Payments on long-term debt	(1,500)	(1,500)
Dividends paid	(6,322)	(8,540)
Repurchase of Class A common stock	(525)	(9,008)
Payments of capitalized debt costs	-	(225)
Net cash used in financing activities	(8,362)	(20,024)
Effect of exchange rates on cash, cash equivalents and restricted cash	32	13
Net increase (decrease) in cash, cash equivalents and restricted cash	36,148	5,898
Cash, cash equivalents and restricted cash:
Beginning	33,857	47,465
Ending	$70,005	$53,363

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$4,372	$6,555
Income taxes	$467	$1,873

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$699	$1,530
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$1,641	$5,743

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2020

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading global media company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, the Company’s digital segment, located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Entravision’s operations encompass integrated marketing and media solutions, comprised of television, radio, and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of June 30, 2020, based upon the type of advertising medium, which segments are television, radio and digital. As of June 30, 2020, the Company owns and/or operates 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. The television segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Entravision also sells advertisements and syndicate radio programming to more than 100 markets across the United States. The Company operates proprietary technology and data platforms that deliver digital advertising in various advertising formats that allow advertisers to reach audiences across a wide range of Internet-connected devices on its owned and operated digital media sites; the digital media sites of its publisher partners; and on other digital media sites it can access through third-party platforms and exchanges.

The Impact of the COVID-19 Pandemic on the Company’s Business

On March 11, 2020, the World Health Organization (the “WHO”) declared COVID-19 a pandemic. On March 13, 2020, a Presidential proclamation was issued declaring a national emergency in the United States as a result of COVID-19.

The COVID-19 pandemic has affected the Company’s business and, subject to the extent and duration of the pandemic and the continuing economic crisis that has resulted from the pandemic, is anticipated to continue to affect the Company’s business, from both an operational and financial perspective, in future periods.

In the quarter ended June 30, 2020, as the global, U.S. and local economies declined dramatically as a result of lockdown, shelter-in-place and stay-at-home or similar orders, the Company experienced a continuation of the significant cancellations of advertising and a significant decrease in new advertising placements in its television segment and especially its radio segment that the Company had begun to experience during the last half of March 2020. The impact on the Company’s radio segment was significantly greater than on its television segment because radio audiences declined at a much greater rate as a result of fewer people commuting to work or driving in general as a result of lockdown, shelter-in-place, stay-at-home or similar orders throughout the United States that were in effect broadly for most of the quarter ended June 30, 2020.

To partially address this situation, the Company has significantly reduced some of its advertising rates, primarily in its radio segment. The Company has also eased credit terms for certain of its advertising clients to help them manage their own cash flow and address other financial needs.

The Company has engaged in a small number of layoffs and significant number of furloughs of employees as a result of the pandemic, primarily during the quarter ended March 31, 2020 and early in the quarter ended June 30, 2020. The Company will continue to monitor this situation closely and may institute such further layoffs or furloughs as it may feel are appropriate at a future date. It is unclear when the Company may reintroduce furloughed employees to active employment, but this will depend, at least in significant part, on substantial improvement in economic conditions as a whole, as well as the Company’s own results of operations, to pre-pandemic or close to pre-pandemic levels. The Company has elected to defer the employer portion of the social security payroll tax (6.2%) as outlined within the Coronavirus Aid, Relief and Economic Security Act of 2020, commonly known as the CARES Act. The deferral is effective from March 27, 2020 through December 31, 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022. The Company is also reviewing the possibility of applying for some relief under the CARES Act with respect to its furloughed employees, but it has not done so yet and no decision has been made if it will apply for any such relief.

In order to preserve cash during this period, the Company has instituted certain cost reduction measures. On March 26, 2020, the Company suspended repurchases under its share repurchase program.  Effective April 16, 2020, the Company instituted a 2.5%-22.5% reduction in salaries company-wide, depending on the amount of then-current compensation. Effective May 16, 2020, the Company suspended company matching of employee contributions to their 401(k) retirement plans. The Company also reduced its dividend by 50% in the present quarter and may consider doing so in future periods. Additionally, effective May 28, 2020, the Board of Directors decreased its annual non-employee director fees by 20% for the Board year ending at the 2021 shareholders meeting. The Company will continue to monitor all of these actions closely in light of current and changing conditions and may institute such additional actions as it may feel are appropriate at a future date.

The Company believes that its liquidity and capital resources remain adequate and that it can meet current expenses for at least the next twelve months from a combination of cash on hand and cash flows from operations.

Restricted Cash

As of June 30, 2020 and December 31, 2019, the Company’s balance sheet includes $0.7 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

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

Under the network affiliation agreement, Univision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on its Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2020 and 2019, the amount the Company paid Univision in this capacity was $1.4 million and $2.0 million, respectively. During the six-month periods ended June 30, 2020 and 2019, the amount the Company paid Univision in this capacity was $3.6 and $4.0 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which give it the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the Company’s proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of June 30, 2020, the amount due to the Company from Univision was $6.5 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended June 30, 2020 and 2019, retransmission consent revenue accounted for approximately $9.4 and $9.1 million, respectively, of which $6.8 million and $7.0 million, respectively, relate to the Univision proxy agreement. During the six-month periods ended June 30, 2020 and 2019, retransmission consent revenue accounted for approximately $18.9 million and $17.8 million, respectively, of which $13.8 million and $13.7 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.8 million for each of the three-month periods ended June 30, 2020 and 2019. Stock-based compensation expense related to grants of stock options and restricted stock units was $1.6 million for each of the six-month periods ended June 30, 2020 and 2019.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of June 30, 2020, there was no stock-based compensation expense related to grants of stock options. All grants of stock options have been fully expensed.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Six-Month Period
	Ended June 30, 2020
	Number Granted	Weighted Average Fair Value
Restricted stock units	287	$1.67

As of June 30, 2020, there was approximately $2.7 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.3 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Basic earnings per share:
Numerator:
Net income (loss)	$2,338	$(16,279)	$(33,254)	$(14,855)

Denominator:
Weighted average common shares outstanding	84,123,530	85,359,998	84,220,649	85,728,820

Per share:
Net income (loss) per share	$0.03	$(0.19)	$(0.39)	$(0.17)

Diluted earnings per share:
Numerator:
Net income (loss)	$2,338	$(16,279)	$(33,254)	$(14,855)

Denominator:
Weighted average common shares outstanding	84,123,530	85,359,998	84,220,649	85,728,820
Dilutive securities:
Stock options and restricted stock units	545,720	-	-	-
Diluted shares outstanding	84,669,250	85,359,998	84,220,649	85,728,820

Per share:
Net income (loss) per share	$0.03	$(0.19)	$(0.39)	$(0.17)

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three-month period ended June 30, 2020, a total of 519,690 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares. For the six-month period ended June 30, 2020, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 602,774 equivalent shares of dilutive securities for the six-month period ended June 30, 2020.

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

Due to the continuing economic crisis resulting from the COVID-19 pandemic, the Company experienced a decline in performance across all its reporting units beginning late in the first quarter of 2020. Additionally, the digital reporting unit was already facing declining results prior to the onset of the pandemic, caused by continuing competitive pressures and rapid changes in the digital advertising industry, which then further accelerated late in the quarter as a result of the economic crisis brought about from the pandemic. The results of the television and radio reporting units prior to the onset of the pandemic and the resulting economic crisis were exceeding internal budgets, driven in large part by political advertising revenue, but declined sharply in the last few weeks of the first quarter.  As a result, the Company updated its internal forecasts of future performance and determined that triggering events had occurred during the first quarter of 2020 that required interim impairment assessments. The Company determined that no triggering events had occurred during the second quarter of 2020 that required interim impairment assessments events.

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

Based on the assumptions and estimates described above, the Company concluded that the digital reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $0.8 million for the three-month period ended March 31, 2020. The fair value of the Company’s television reporting unit exceeded its carrying value by 28%, resulting in no impairment charge. No impairment charges of goodwill were recorded during the three-month period ended June 30, 2020.

The carrying amount of goodwill for each of the Company’s operating segments for the six-months ended June 30, 2020 is as follows (in thousands):

	December 31, 2019	Currency	Impairment	June 30, 2020
Television	$40,549	-	-	$40,549
Radio	-	-	-	-
Digital	5,962	-	(800)	5,162
Consolidated	$46,511	$-	$(800)	$45,711

The Company also conducted a review of certain of the indefinite life intangible assets in its television and radio reporting units using an income approach during the three-month period ended March 31, 2020. The income approach estimates fair value based on the estimated future cash flows of the station that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, and profit margin projections. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television industry. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company estimated the revenue projections and profit margin projections based on industry information for an average station within the market, as adjusted by the Company to reflect current market conditions. The information includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures.

Based on the assumptions and estimates described above, the carrying values of certain FCC licenses exceeded their fair values. As a result, the Company recorded impairment charges of FCC licenses in its television and radio reporting units in the amount of $23.5 million and $8.8 million, respectively, during the three-month period ended March 31, 2020. No impairment charges of FCC licenses were recorded during the three-month period ended June 30, 2020.

The carrying amount of intangible assets not subject to amortization for each of the Company’s operating segments for the six-months ended June 30, 2020 is as follows (in thousands):

	December 31, 2019	Impairment	Assets Sold	June 30, 2020
Television	$157,165	$(23,457)	$(3,434)	$130,274
Radio	95,379	(8,800)	-	86,579
Digital	-	-	-	-
Consolidated	$252,544	$(32,257)	$(3,434)	$216,853

The Company also conducted a review of certain of its long-lived assets using a two-step approach during the three-month period ended March 31, 2020. In the first step, the carrying value of the asset group is compared to the projected undiscounted cash flows to determine recoverability.  If the asset carrying value is not recoverable, then the fair value of the asset group is determined in the second step using an income approach.  The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and useful lives.

Based on the assumptions and estimates described above, the carrying values of long-lived assets in the digital reporting unit exceeded their fair values. As a result, the Company recorded impairment charges related to Intangibles subject to amortization of $5.3 million, and property and equipment of $1.5 million, during the three-month period ended March 31, 2020. No impairment charges related to Intangibles subject to amortization were recorded during the three-month period ended June 30, 2020.

Treasury Stock

On July 13, 2017, the Board of Directors approved a share repurchase of up to $15.0 million of the Company’s outstanding Class A common stock.  On April 11, 2018, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $30.0 million. On August 27, 2019, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $45.0 million. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. On March 26, 2020, the Company suspended share repurchases under the plans in order to preserve cash during the continuing economic crisis resulting from the COVID-19 pandemic.

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the Unaudited Consolidated Balance Sheets. Shares repurchased pursuant to the Company’s share repurchase program are retired during the same calendar year.

During the three-month period ended June 30, 2020, the Company did not repurchase any shares of Class A common stock. As of June 30, 2020, the Company has repurchased a total of approximately 8.6 million shares of Class A common stock, for an aggregate purchase price of approximately $32.2 million, or an average price per share of $3.76, since the beginning of the share repurchase program. As of June 30, 2020, all such repurchased shares were retired.

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

The carrying amount of the Term Loan B Facility as of June 30, 2020 was $214.7 million, net of $2.0 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of June 30, 2020 was approximately $214.0 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

As of June 30, 2020, the Company believes that it is in compliance with all covenants in the 2017 Credit Agreement.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Unaudited Consolidated Balance Sheets (in millions):

	June 30, 2020
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
(in millions)	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$37.4	$-	$37.4	$-
Certificates of deposit	$4.5	$-	$4.5	$-
Corporate bonds	$60.6	$-	$60.6	$-

	December 31, 2019
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$21.3	$-	$21.3	$-
Certificates of deposit	$6.1	$-	$6.1	$-
Corporate bonds	$85.6	$-	$85.6	$-

As of June 30, 2020, the Company held investments in a money market fund, certificates of deposit and corporate bonds. All certificates of deposit are within the current FDIC insurance limits and all corporate bonds are investment grade.

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

As of June 30, 2020, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Certificates of Deposit		Corporate Bonds
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$4,402	$66	$49,958	$458
Due after one year through five years	-	-	9,928	286
Total	$4,402	$66	$59,886	$744

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), which the Company adopted on January 1, 2020. As of June 30, 2020, the Company determined that a credit loss allowance is not required. Refer to “Newly Adopted Accounting Standards” discussion below.

Included in interest income for the three- and six-month periods ended June 30, 2020 was interest income related to the Company’s available-for-sale securities of $0.5 million and $1.0 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) for the three- and six-month periods ended June 30, 2020 (in millions):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2019	$(0.5)	$0.4	$(0.1)
Other comprehensive income (loss)	(0.2)	(0.3)	(0.5)
Income tax (expense) benefit	-	0.1	0.1
Other comprehensive income (loss), net of tax	(0.2)	(0.2)	(0.4)
Accumulated other comprehensive income (loss) as of March 31, 2020	(0.7)	0.2	(0.5)
Other comprehensive income (loss)	0.5	0.7	1.2
Income tax (expense) benefit	-	(0.2)	(0.2)
Other comprehensive income (loss), net of tax	0.5	0.5	1.0
Accumulated other comprehensive income (loss) as of June 30, 2020	(0.2)	0.7	0.5

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

During the third quarter of 2019, the Company entered into an agreement to sell a vacated building that previously housed the operations of two of its television stations in the Palm Springs, California market, for $1.0 million. The building and related improvements met the criteria for classification as assets held for sale and their carrying value is presented separately in the consolidated balance sheet as of June 30, 2020. Due to certain government approval delays resulting from the COVID-19 pandemic, the Company anticipates that the transaction will close in the second half of 2020.

On January 22, 2020, the Company entered into an agreement with ION Media Stations, Inc. to sell television station KMCC-TV, serving the Las Vegas area, for $4.0 million.  The transaction met the criteria for classification as assets held for sale as of March 31, 2020 and closed on April 2, 2020. The resulting gain of $0.6 million is included in other operating gain in the consolidated statements of operation.

On March 30, 2020, the Company entered into an agreement to sell a building and related improvements in the Houston, Texas area for approximately $5.4 million.  The transaction met the criteria for classification as assets held for sale and the carrying value of $0.2 million is presented separately in the consolidated balance sheet as of June 30, 2020. Due to certain government approval delays resulting from the COVID-19 pandemic, the Company anticipates that the transaction will close in the second half of 2020.

During the first quarter of 2020, the Company listed for sale a building and related improvements in the Laredo, Texas area for approximately $2.9 million.  The transaction met the criteria for classification as assets held for sale and the carrying value of $2.0 million is presented separately in the consolidated balance sheet as of June 30, 2020.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source for the three-month periods ended (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Broadcast advertising	$22,589	$37,237	$61,317	$71,945
Digital advertising	11,373	16,804	24,704	31,276
Spectrum usage rights	1,356	3,952	2,712	9,036
Retransmission consent	9,362	9,086	18,942	17,846
Other	436	2,162	1,690	3,818
Total revenue	$45,116	$69,241	$109,365	$133,921

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

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Local direct	$4,093	$6,456	$9,936	$12,511
Local agency	7,873	14,966	21,439	28,666
National agency	10,623	15,815	29,942	30,768
Total revenue	$22,589	$37,237	$61,317	$71,945

Deferred Revenues

The Company records deferred revenues, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, when cash payments are received or due in advance of its performance, including amounts which are refundable. The decrease in the deferred revenue balance for the six-month period ended June 30, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2019.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2019	Increase	Decrease *	June 30, 2020
Deferred revenue	$2,390	1,660	(2,390)	$1,660

*	The amount disclosed in the decrease column reflects revenue that has been recorded in the six-month period ended June 30, 2020.

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

The following table summarizes the expected future payments related to lease liabilities as of June 30, 2020:

(in thousands)
Remainder of 2020	$5,434
2021	8,720
2022	7,436
2023	5,874
2024	4,946
2025 and thereafter	20,094
Total minimum payments	$52,504
Less amounts representing interest	(11,890)
Present value of minimum lease payments	40,614
Less current operating lease liabilities	(7,830)
Long-term operating lease liabilities	$32,784

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of June 30, 2020 were 10.4 years and 6.2%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures for the six-month period ended June 30, 2020:

(in thousands)	Six-Month Period Ended June 30, 2020
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$6,371
Non-cash additions to operating lease assets	$25

The following table summarizes the components of lease expense for the three- and six-months periods ended June 30, 2020:

	Three-Month Period	Three-Month Period	Six-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$2,369	$2,560	$5,042	$4,957
Variable lease cost	35	369	332	790
Short-term lease cost	216	182	434	289
Total lease cost	$2,620	$3,111	$5,808	$6,036

For the three-month period ended June 30, 2020, lease cost of $1.4 million, $1.0 million and $0.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the six-month periods ended June 30, 2020 lease cost of $3.0 million, $2.4 million and $0.4 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

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

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of June 30, 2020, based upon the type of advertising medium, which segments are television, radio and digital. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

Television

As of June 30, 2020, the Company owns and/or operates 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C.

Radio

As of June 30, 2020, the Company owns and operates 49 radio stations (38 FM and 11 AM) located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value contingent consideration, impairment charge, foreign currency (gain) loss and other operating (gain) loss. The Company generated 18% and 17% of its revenue outside the United States during the three-month periods ended June 30, 2020 and 2019, respectively. The Company generated 15% and 16% of its revenue outside the United States during the six-month periods ended June 30, 2020 and 2019, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2020	2019	Change	2020	2019	Change
Net revenue
Television	$26,955	$38,071	(29)%	$66,154	$76,324	(13)%
Digital	11,373	16,804	(32)%	24,704	31,276	(21)%
Radio	6,788	14,366	(53)%	18,507	26,321	(30)%
Consolidated	45,116	69,241	(35)%	109,365	133,921	(18)%

Cost of revenue - digital media	6,447	8,859	(27)%	13,794	16,501	(16)%

Direct operating expenses
Television	13,058	15,157	(14)%	28,883	30,084	(4)%
Digital	2,943	4,970	(41)%	6,136	9,465	(35)%
Radio	6,139	9,528	(36)%	13,800	19,036	(28)%
Consolidated	22,140	29,655	(25)%	48,819	58,585	(17)%

Selling, general and administrative expenses
Television	4,678	5,634	(17)%	10,610	11,448	(7)%
Digital	3,213	3,515	(9)%	6,884	6,740	2%
Radio	3,006	4,396	(32)%	6,994	9,171	(24)%
Consolidated	10,897	13,545	(20)%	24,488	27,359	(10)%

Depreciation and amortization
Television	3,411	2,562	33%	6,286	4,822	30%
Digital	-	1,173	(100)%	1,150	2,497	(54)%
Radio	462	571	(19)%	949	903	5%
Consolidated	3,873	4,306	(10)%	8,385	8,222	2%

Segment operating profit (loss)
Television	5,808	14,718	(61)%	20,375	29,970	(32)%
Digital	(1,230)	(1,713)	(28)%	(3,260)	(3,927)	(17)%
Radio	(2,819)	(129)	*	(3,236)	(2,789)	16%
Consolidated	1,759	12,876	(86)%	13,879	23,254	(40)%

Corporate expenses	5,384	6,501	(17)%	12,224	13,395	(9)%
Change in fair value contingent consideration	-	(2,735)	(100)%	-	(2,376)	(100)%
Impairment charge	-	22,368	(100)%	39,835	22,368	78%
Foreign currency (gain) loss	(155)	(82)	89%	1,353	50	*
Other operating (gain) loss	(2,030)	(1,597)	27%	(2,866)	(3,593)	(20)%
Operating income (loss)	(1,440)	(11,579)	(88)%	(36,667)	(6,590)	456%

Interest expense	$(2,024)	$(3,554)	(43)%	$(4,704)	$(7,044)	(33)%
Interest income	539	857	(37)%	1,162	1,776	(35)%
Dividend income	-	251	(100)%	24	506	(95)%
Income (loss) before income taxes	(2,925)	(14,025)	(79)%	(40,185)	(11,352)	254%

Capital expenditures
Television	$1,325	$7,661		$4,507	$14,002
Digital	473	121		771	240
Radio	135	199		331	581
Consolidated	$1,933	$7,981		$5,609	$14,823

	June 30,	December 31,
Total assets	2020	2019
Television	442,074	465,758
Digital	32,294	51,979
Radio	121,806	138,463
Consolidated	$596,174	$656,200

*	Percentage not meaningful.

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

Overview

We are a leading global media company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Our operations encompass integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television, radio and digital. Our net revenue for the three-month period ended June 30, 2020 was $45.1 million. Of that amount, revenue attributed to our television segment accounted for approximately 60%, revenue attributed to our digital segment accounted for approximately 25% and revenue attributed to our radio segment accounted for approximately 15%.

As of the date of filing this report, own and/or operate 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also sell advertisements and syndicate radio programming to more than 100 markets across the United States. We also provide digital advertising solutions that allow advertisers to reach primarily online Hispanic audiences worldwide. We operate proprietary technology and data platforms that deliver digital advertising in various advertising formats and which allow advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites; the digital media sites of our publisher partners; and on other digital media sites we access through third-party platforms and exchanges.

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

Highlights

During the second quarter of 2020, our consolidated revenue decreased to $45.1 million from $69.2 million in the prior year period, primarily due to a decrease in advertising revenue as a result of the continuing economic crisis resulting from the COVID-19 pandemic, and a decrease in revenue from spectrum usage rights. The decrease in revenue was partially offset by an increase in retransmission consent revenue in our television segment and an increase in political advertising revenue in our television and radio segments. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment decreased to $27.0 million for the three-month period ended June 30, 2020 from $38.1 million for the three-month period ended June 30, 2019. This decrease of approximately $11.1 million, or 29%, in net revenue was primarily due to decreases in revenue from spectrum usage rights and local and national advertising revenue, partially offset by an increase in political advertising revenue and retransmission consent revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines, competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue.

Net revenue in our digital segment decreased to $11.4 million for the three-month period ended June 30, 2020 from $16.8 million for the three-month period ended June 30, 2019. This decrease of approximately $5.4 million, or 32%, in net revenue was a result of declines in international revenue and the continuing economic crisis resulting from the COVID-19 pandemic.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us.  In response to this trend, we are offering programmatic solutions to advertisers, which is putting pressure on margins. We expect this trend will continue in future periods, likely resulting in a permanent higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such adjustments will be successful.

Net revenue in our radio segment decreased to $6.8 million for the three-month period ended June 30, 2020 from $14.4 million for the three-month period ended June 30, 2019. This decrease of approximately $7.6 million, or 53%, in net revenue was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

The Impact of the COVID-19 Pandemic on our Business

This section of this report should be read in conjunction with the rest of this item, “Forward-Looking Statements” and Notes to Consolidated Financial Statements appearing herein, for a more complete understanding of the impact of the COVID-19 pandemic on our business.

On March 11, 2020, the World Health Organization (the “WHO”) declared COVID-19 a pandemic. On March 13, 2020, a Presidential proclamation was issued declaring a national emergency in the United States as a result of COVID-19.

The COVID-19 pandemic has affected our business and, subject to the extent and duration of the pandemic and the continuing economic crisis that has resulted from the pandemic, is anticipated to continue to affect our business, from both an operational and financial perspective, in future periods.

Operational Impact

As a result of lockdown, shelter-in-place, stay-at-home or similar orders imposed beginning in March 2020, businesses in non-essential industries were closed or their operations were curtailed throughout the United States and around the world.  By some estimates, up to 95% of the U.S. population has at one time or another been subject to such orders. While a number of such orders have been lifted or eased, unprecedented disruptions in daily life and business continue on a global scale.

We are considered, or we believe that we are considered, an “essential business” in all jurisdictions in the United States that have imposed lockdown, shelter-in-place, stay-at-home or similar orders. To date, we have experienced no significant interruption of our broadcasts in our television and radio segments in any of the markets in which we own and/or operate stations. Nonetheless, we are operating with reduced staff at all of our stations and we cannot give assurance at this time whether a more prolonged or extensive impact of the pandemic in any of our markets would not adversely affect our ability to continue staffing our stations at appropriate levels to continue broadcasts without interruption.

Our digital media segment has a significant number of employees in Spain, Mexico and Argentina, which have been among the worst affected countries in the world by the pandemic. Spain began to return to work in July following highly restrictive lockdowns that began in March 2020 and Mexico began lifting lockdown restrictions in early June, while in late June Argentina extended and strengthened existing lockdown conditions in Buenos Aires that began nationwide in March 2020. Nonetheless, most of our employees in our digital media segment work remotely and we have not seen a significant interruption in our digital media business to date. We cannot give assurance at this time whether a more prolonged or extensive impact of the pandemic in Spain, Latin America or any other location where our digital media segment has employees or operates would not adversely affect our digital media business.

Our corporate office is located in Santa Monica, California, which, since March 19, 2020, has been subject to a statewide order to stay at home except as needed to maintain continuity of operations of critical infrastructure sectors. We have been operating with reduced staff in our corporate office, with the majority of our staff working remotely, despite the easing of the stay-at-home order in California late in the quarter ended June 30, 2020. We have not experienced any significant interruption in any of our corporate or administrative departments, including without limitation our finance and accounting departments.

Financial Impact

In the quarter ended June 30, 2020, as the global, U.S. and local economies declined dramatically as a result of lockdown, shelter-in-place and stay-at-home or similar orders, we experienced a continuation of the significant cancellations of advertising and a significant decrease in new advertising placements in our television segment and especially our radio segment that we had begun to experience during the last half of March 2020. The impact on our radio segment was significantly greater than on our television segment because radio audiences declined at a much greater rate as a result of fewer people commuting to work or driving in general as a result of lockdown, shelter-in-place, stay-at-home or similar orders throughout the United States that were in effect broadly for most of the quarter ended June 30, 2020.

We believe that these cancellations and reductions in the placement of new advertising are primarily attributable to decisions that our advertisers are making regarding the preservation of their own capital during the continuing business interruption that has resulted from a variety of lockdown, shelter-in-place, stay-at-home or similar orders; the closure of businesses across the United States, including those in the automotive, services, non-emergency healthcare, retail, travel,  restaurant and telecommunications industries, which has resulted in consumers not being able to frequent such businesses; reduced demand for products and services by our advertisers’ customers, who are our audiences; the diversion of our advertisers’ own personnel’s attention from advertising activities during the pandemic as a result of health concerns, remote working and/or financial and other non-financial considerations; and the financial solvency of our advertisers in general during the continuing economic crisis that has resulted from the pandemic.

To partially address this situation, we have significantly reduced some of our advertising rates, primarily in our radio segment. We have also eased credit terms for certain of our advertising clients to help them manage their own cash flow and address other financial needs.

Depending upon the extent and duration of the pandemic and the continuing economic crisis that has resulted from the pandemic, we expect that these cancellations and reductions in the placement of new advertising will continue in future periods. Therefore, our results of operations for the quarter ended June 30, 2020 may not be indicative of our results of operations for any future period in fiscal year 2020 or the full fiscal year 2020. We cannot give assurance at this time whether a more prolonged or extensive impact of the pandemic and the continuing economic crisis that has resulted from the pandemic would not adversely affect our business, results of operations and financial condition in future periods during the course of the pandemic, or beyond.

Based on publicly available information, while it currently appears that there is some economic recovery underway and the U.S. economy has begun to improve month-over-month during the quarter ended June 30, 2020, we believe that we have not yet felt the full impact of the continuing economic crisis, nor do we know how soon the global, U.S. and local economies will fully recover. Therefore, while we hope for a different outcome, we anticipate that we may continue to experience an adverse financial impact on our business and results of operations, albeit at a potentially slower rate, and possibly our financial condition, for an unknown period of time even after lockdown, shelter-in-place, stay-at-home and similar orders have been fully lifted and businesses begin or continue to reopen. Additionally, any resurgence of the pandemic, which is beginning to be reported in many areas of the United States and around the world, and/or any reimposition of lockdown, shelter-in-place, stay-at-home and similar orders, could intensify this adverse impact and add uncertainty to our business, results of operations and financial condition in future periods.

We have engaged in a small number of layoffs and significant number of furloughs of employees as a result of the pandemic, primarily during the quarter ended March 31, 2020 and early in the quarter ended June 30, 2020. We will continue to monitor this situation closely and may institute such further layoffs or furloughs as we may feel are appropriate at a future date. It is unclear when we may reintroduce furloughed employees to active employment, but this will depend, at least in significant part, on substantial improvement in economic conditions as a whole, as well as our own results of operations, to pre-pandemic or close to pre-pandemic levels. We have elected to defer the employer portion of the social security payroll tax (6.2%) as outlined within the Coronavirus Aid, Relief and Economic Security Act of 2020, commonly known as the CARES Act. The deferral is effective from March 27, 2020 through December 31, 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022. We are also reviewing the possibility of applying for some relief under the CARES Act with respect to our furloughed employees, but we have not done so yet and no decision has been made if we will apply for any such relief.

In order to preserve cash during this period, we have instituted certain cost reduction measures. On March 26, 2020, we suspended repurchases under our share repurchase program. Effective April 16, 2020, we instituted a 2.5%-22.5% reduction in salaries company-wide, depending on the amount of then-current compensation. Effective May 16, 2020, we suspended company matching of employee contributions to their 401(k) retirement plans. We also reduced our dividend by 50% in the present quarter and may consider doing so in future periods. Additionally, effective May 28, 2020, the Board of Directors decreased its annual non-employee director fees by 20% for the Board year ending at the 2021 shareholders meeting. We will continue to monitor all of these actions closely in light of current and changing conditions and may institute such additional actions as we may feel are appropriate at a future date.

We believe that our liquidity and capital resources remain adequate and that we can meet current expenses for at least the next twelve months from a combination of cash on hand and cash flows from operations.

In addition to the great personal toll that the pandemic has exacted and is expected to continue to exact, the challenges it is causing to the global, U.S. and local economies have and will continue to create unprecedented uncertainty in our business and how we plan and respond to rapidly changing circumstances in our operations, as well as the impact this may have on our business, results of operations and financial condition. We are closely monitoring the situation across all fronts and will need to remain flexible to respond to developments as they occur. However, we cannot give any assurance if, or the extent to which, we will be successful in these efforts.

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

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2020 and 2019, the amount we paid Univision in this capacity was $1.4 million and $2.0 million, respectively. During the six-month periods ended June 30, 2020 and 2019, the amount we paid Univision in this capacity was $3.6 million and $4.0 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the three-month periods ended June 30, 2020 and 2019, retransmission consent revenue accounted for approximately $9.4 million and $9.1 million, respectively, of which $6.8 million and $7.0 million, respectively, relate to the Univision proxy agreement. During the six-month periods ended June 30, 2020 and 2019, retransmission consent revenue accounted for approximately $18.9 million and $17.8 million, respectively, of which $13.8 million and $13.7 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2, “The Company and Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements.

Three- and Six-Month Periods Ended June 30, 2020 and 2019

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2020 and 2019 (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2020	2019	Change	2020	2019	Change
Statements of Operations Data:
Net Revenue	$45,116	$69,241	(35)%	$109,365	$133,921	(18)%

Cost of revenue - digital media	6,447	8,859	(27)%	13,794	16,501	(16)%
Direct operating expenses	22,140	29,655	(25)%	48,819	58,585	(17)%
Selling, general and administrative expenses	10,897	13,545	(20)%	24,488	27,359	(10)%
Corporate expenses	5,384	6,501	(17)%	12,224	13,395	(9)%
Depreciation and amortization	3,873	4,306	(10)%	8,385	8,222	2%
Change in fair value contingent consideration	-	(2,735)	(100)%	-	(2,376)	(100)%
Impairment charge	-	22,368	(100)%	39,835	22,368	78%
Foreign currency (gain) loss	(155)	(82)	89%	1,353	50	*
Other operating (gain) loss	(2,030)	(1,597)	27%	(2,866)	(3,593)	(20)%
	46,556	80,820	(42)%	146,032	140,511	4%
Operating income (loss)	(1,440)	(11,579)	(88)%	(36,667)	(6,590)	456%
Interest expense	(2,024)	(3,554)	(43)%	(4,704)	(7,044)	(33)%
Interest income	539	857	(37)%	1,162	1,776	(35)%
Dividend income	-	251	(100)%	24	506	(95)%
Income before income (loss) taxes	(2,925)	(14,025)	(79)%	(40,185)	(11,352)	254%
Income tax benefit (expense)	5,263	(2,252)	*	6,931	(3,345)	*
Income (loss) before equity in net income (loss) of
nonconsolidated affiliate	2,338	(16,277)	*	(33,254)	(14,697)	126%
Equity in net income (loss) of nonconsolidated affiliate, net of tax	-	(2)	(100)%	-	(158)	(100)%
Net income (loss)	$2,338	$(16,279)	*	$(33,254)	$(14,855)	124%

Other Data:
Capital expenditures	1,933	7,981		5,609	14,823
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				11,402	20,636
Net cash provided by operating activities				19,463	19,670
Net cash provided by (used in) investing activities				25,015	6,239
Net cash used in financing activities				(8,362)	(20,024)

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of June 30): 2020, 4.4 to 1; 2019, 3.2 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Six-Month Period
	Ended June 30,
	2020	2019
Consolidated adjusted EBITDA	$11,402	$20,636

Interest expense	(4,704)	(7,044)
Interest income	1,162	1,776
Dividend income	24	506
Income tax expense	6,931	(3,345)
Equity in net loss of nonconsolidated affiliates	-	(158)
Amortization of syndication contracts	(258)	(249)
Payments on syndication contracts	253	227
Non-cash stock-based compensation included in direct operating expenses	(235)	(250)
Non-cash stock-based compensation included in corporate expenses	(1,357)	(1,385)
Depreciation and amortization	(8,385)	(8,222)
Change in fair value contingent consideration	-	2,376
Impairment charge	(39,835)	(22,368)
Non-recurring cash severance charge	(1,118)	(948)
Other operating gain (loss)	2,866	3,593
Net income (loss)	(33,254)	(14,855)

Depreciation and amortization	8,385	8,222
Impairment charge	39,835	22,368
Deferred income taxes	(7,398)	1,472
Non-cash interest	332	489
Amortization of syndication contracts	258	249
Payments on syndication contracts	(253)	(227)
Equity in net (income) loss of nonconsolidated affiliate	-	158
Non-cash stock-based compensation	1,592	1,635
(Gain) loss on disposal of property and equipment	(627)	161
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	19,513	9,619
(Increase) decrease in prepaid expenses and other assets	5,090	2,680
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(14,010)	(12,301)
Cash flows from operating activities	$19,463	$19,670

Consolidated Operations

Net Revenue. Net revenue decreased to $45.1 million for the three-month period ended June 30, 2020 from $69.2 million for the three-month period ended June 30, 2019, a decrease of $24.1 million. Of the overall decrease, approximately $11.1 million was attributable to our television segment due to decreases in revenue from spectrum usage rights and local and national advertising revenue, partially offset by increases in political advertising revenue and retransmission consent revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines, competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. In addition, approximately $5.4 million of the overall decrease was attributable to our digital segment and was primarily due to declines in international revenue and the continuing economic crisis resulting from the COVID-19 pandemic.  This decline in digital revenue is being driven by a trend whereby revenue is shifting more to programmatic revenue. In addition, approximately $7.6 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue.

Net revenue decreased to $109.4 million for the six-month period ended June 30, 2020 from $133.9 million for the six-month period ended June 30, 2019, a decrease of $24.5 million. Of the overall decrease, approximately $10.2 million was attributable to our television segment due to decreases in revenue from spectrum usage rights and local and national advertising revenue, partially offset by increases in political advertising revenue and retransmission consent revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines, competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. In addition, approximately $6.6 million of the overall decrease was attributable to our digital segment and was primarily due to declines in international revenue and the continuing economic crisis resulting from the COVID-19 pandemic.  This decline in digital revenue is being driven by a trend whereby revenue is shifting more to programmatic revenue. In addition, approximately $7.8 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue.

We currently anticipate that for the full year 2020, net revenue will decrease, primarily due to the continuing economic crisis resulting from the COVID-19 pandemic and the continuing effects of that crisis, depending upon its extent and duration.

Cost of revenue-Digital. Cost of revenue in our digital segment decreased to $6.4 million for the three-month period ended June 30, 2020 from $8.9 million for the three-month period ended June 30, 2019, a decrease of $2.5 million, primarily due to a decrease in expenses associated with the decrease in revenue in our digital segment.

Cost of revenue in our digital segment decreased to $13.8 million for the six-month period ended June 30, 2020 from $16.5 million for the six-month period ended June 30, 2019, a decrease of $2.7 million, primarily due to a decrease in expenses associated with the decrease in revenue in our digital segment.

Direct Operating Expenses. Direct operating expenses decreased to $22.1 million for the three-month period ended June 30, 2020 from $29.7 million for the three-month period ended June 30, 2019, a decrease of $7.6 million. Of the overall decrease, approximately $2.1 million was attributable to our television segment and was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and expenses associated with the decrease in advertising revenue. Additionally approximately $2.0 million was attributable to our digital segment and was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and expenses associated with the decrease in advertising revenue. Additionally approximately $3.4 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and expenses associated with the decrease in advertising revenue. As a percentage of net revenue, direct operating expenses increased to 49% for the three-month period ended June 30, 2020 from 43% for the three-month period ended June 30, 2019, because the rate of decline in revenue exceeded the rate of decline in expenses.

Direct operating expenses decreased to $48.8 million for the six-month period ended June 30, 2020 from $58.6 million for the six-month period ended June 30, 2019, a decrease of $9.8 million. Of the overall decrease, approximately $1.2 million was attributable to our television segment and was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and expenses associated with the decrease in advertising revenue. Additionally approximately $3.3 million was attributable to our digital segment and was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and expenses associated with the decrease in advertising revenue. Additionally approximately $5.2 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and expenses associated with the decrease in advertising revenue. As a percentage of net revenue, direct operating expenses increased to 45% for the six-month period ended June 30, 2020 from 44% for the six-month period ended June 30, 2019, because the rate of decline in revenue exceeded the rate of decline in expenses.

We currently anticipate that direct operating expenses will decrease during 2020, primarily as a result of lower expenses associated with the anticipated decrease in revenue due to the continuing economic crisis caused by the COVID-19 pandemic, and the continuing effects of that crisis, depending upon its extent and duration, including the company-wide reduction in salaries implemented effective April 16, 2020. Additionally, we currently anticipate that direct operating expenses will decrease during 2020 due to a structural change in compensation for one of our radio personalities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $10.9 million for the three-month period ended June 30, 2020 from $13.5 million for the three-month period ended June 30, 2019, a decrease of $2.6 million. The decrease was primarily due to decreases in salary expense and payroll tax, as a result of the company-wide reduction in salaries implemented effective April 16, 2020. As a percentage of net revenue, selling, general and administrative expenses increased to 24% for the three-month period ended June 30, 2020 from 20% for the three-month period ended June 30, 2019, because the rate of decline in revenue exceeded the rate of decline in expenses.

Selling, general and administrative expenses decreased to $24.5 million for the six-month period ended June 30, 2020 from $27.4 million for the six-month period ended June 30, 2019, a decrease of $2.9 million. The decrease was primarily due to decreases in salary expense and payroll tax, as a result of the company-wide reduction in salaries implemented effective April 16, 2020. As a percentage of net revenue, selling, general and administrative expenses increased to 22% for the six-month period ended June 30, 2020 from 20% for the six-month period ended June 30, 2019, because the rate of decline in revenue exceeded the rate of decline in expenses.

We currently anticipate that selling, general and administrative expenses will decrease during 2020, primarily due to the continuing economic crisis resulting from the COVID-19 pandemic and the continuing effects of that crisis, depending upon its extent and duration, including the company-wide reduction in salaries implemented effective April 16, 2020.

Corporate Expenses. Corporate expenses decreased to $5.4 million for the three-month period ended June 30, 2020 from $6.5 million for the three-month period ended June 30, 2019, a decrease of $1.1 million. The decrease was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and audit fees. As a percentage of net revenue, corporate expenses increased to 12% for the three-month period ended June 30, 2020 from 9% the three-month period ended June 30, 2019, because the rate of decline in revenue exceeded the rate of decline in expenses.

Corporate expenses decreased to $12.2 million for the six-month period ended June 30, 2020 from $13.4 million for the six-month period ended June 30, 2019, a decrease of $1.2 million. The decrease was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and audit fees. As a percentage of net revenue, corporate expenses increased to 11% for the six-month period ended June 30, 2020 from 10% for the six-month period ended June 30, 2019, because the rate of decline in revenue exceeded the rate of decline in expenses.

We currently anticipate that corporate expenses will decrease during 2020, primarily due to the continuing economic crisis resulting from the COVID-19 pandemic and the continuing effects of that crisis, depending upon its extent and duration, including the company-wide reduction in salaries implemented effective April 16, 2020.

Depreciation and Amortization. Depreciation and amortization decreased to $3.9 million for the three-month period ended June 30, 2020 compared to $4.3 million for the three-month period ended June 30, 2019.  The decrease was primarily attributable to long-lived assets in our digital segment that were impaired in the first quarter of 2020.

Depreciation and amortization increased to $8.4 million for the six-month period ended June 30, 2020 compared to $8.2 million for the six-month period ended June 30, 2019.  The increase was primarily attributable to fixed assets additions in our television segment as part of the broadcast television repack following the FCC auction for broadcast spectrum, partially offset by long-lived assets in our digital segment that were impaired in the first quarter of 2020.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to our 2017 acquisition of 100% of several entities collectively doing business as Headway (“Headway”), we recognized income of $2.7 million and $2.4 million for the three- and six-month periods ended June 30, 2019.

Foreign currency (gain) loss. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, our operating expenses are generally denominated in the currencies of the countries in which our operations are located, and we have operations in countries other than the United States, primarily those operations related to our Headway business. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our Headway business. We had a foreign currency gain of $0.2 million for the three-month period ended June 30, 2020 compared to a foreign currency gain of $0.1 million for the three-month period ended June 30, 2019. Foreign currency gain was primarily due to currency fluctuations that affected our digital segment operations located outside the United States, primarily related to the Headway business.

We had a foreign currency loss of $1.4 million for the six-month period ended June 30, 2020 compared to a foreign currency loss of $0.1 million for the six-month period ended June 30, 2019. Foreign currency loss was primarily due to currency fluctuations that affected our digital segment operations located outside the U.S., primarily related to the Headway business.

Other operating gain. Other operating gain increased to $2.0 million for the three-month period ended June 30, 2020 from $1.6 million for the three-month period ended June 30, 2019, primarily due to gains from the sale of certain assets (see Note 2 to Notes to Consolidated Financial Statements), and gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum.

Other operating gain decreased to $2.9 million for the six-month period ended June 30, 2020 from $3.6 million for the six-month period ended June 30, 2019, primarily due to a decrease in gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum, partially offset by gains from the sale of certain assets (see Note 2 to Notes to Consolidated Financial Statements).

Impairment. Due to the continuing economic crisis resulting from the COVID-19 pandemic, we experienced a decline in performance across all our reporting units beginning late in the first quarter of 2020. Additionally, the digital reporting unit was already facing declining results prior to the onset of the pandemic, caused by continuing competitive pressures and rapid changes in the digital advertising industry, which then further accelerated late in the quarter as a result of the economic crisis brought about from the pandemic. The results of the television and radio reporting units’ results prior to the onset of the pandemic were exceeding internal budgets, driven in large part by political advertising revenue, but declined sharply in the last few weeks of that quarter. As a result, we updated our internal forecasts of future performance and determined that triggering events had occurred during the first quarter of 2020 that required interim impairment assessments related to goodwill, indefinite lived intangible assets and long-lived assets. As a result of these assessments, we recognized impairment charges totaling $39.8 million in the six-month period ended June 30, 2020. We did not recognize impairment charges in the three-month period ended June 30, 2020.

Operating Income (Loss). As a result of the above factors, operating loss was $1.4 million for the three-month period ended June 30, 2020, compared to operating loss of $11.6 million for the three-month period ended June 30, 2019. As a result of the above factors, operating loss was $36.7 million for the six-month period ended June 30, 2020, compared to operating loss of $6.6 million for the six-month period ended June 30, 2019

Interest Expense, net. Interest expense, net decreased to $1.5 million for the three-month period ended June 30, 2020 from $2.7 million for the three-month period ended June 30, 2019, a decrease of $1.2 million. This decrease was primarily due to lower principal balance as a result of repayment in the fourth quarter of 2019, and a lower interest rate.

Interest expense, net decreased to $3.5 million for the six-month period ended June 30, 2020 from $5.3 million for the six-month period ended June 30, 2019, a decrease of $1.8 million. This decrease was primarily due to lower principal balance as a result of repayment in the fourth quarter of 2019, and a lower interest rate.

Income Tax Benefit (Expense).  Income tax benefit for the six-month period ended June 30, 2020 was $6.9 million, or 17% of our pre-tax loss. Income tax expense for the six-month period ended June 30, 2019 was $3.3 million, or negative 29% of our pre-tax loss.  The effective tax rate for the six-month period ended June 30, 2020 was different than our statutory rate due to foreign and state taxes, a valuation allowance on deferred tax assets in our Spanish entity, adjustments to our state tax return filings as a result of gain that was previously deferred, and nondeductible expenses, primarily goodwill impairment charges. We compute our interim tax expense by projecting our effective tax rate for the year and applying the projected annual effective tax rate to the year to date pre-tax income from continuing operations for the reporting quarter. Additional “discrete" items (such as excess tax benefits from share based compensation) may adjust the year to date tax expense in the quarter in which such items occur.

Our management periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets and the amount maintained in any such allowance is highly subjective and is based on many factors, several of which are subject to significant judgment calls.  Based on our analysis we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of our digital operations located in Spain.  As a result of recurring losses from our digital operations in Spain, management has determined that it is more likely than not that deferred tax assets of approximately $2.9 million at June 30, 2020 will not be realized and therefore we have established a valuation allowance on those assets.

We intend to reinvest permanently our unremitted earnings in our foreign subsidiaries, and accordingly have not provided deferred tax liabilities on those earnings. We have not yet determined an estimate of the total amount of unremitted earnings.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $27.0 million for the three-month period ended June 30, 2020 from $38.1 million for the three-month period ended June 30, 2019. This decrease of approximately $11.1 million, or 29%, in net revenue was a result of decreases in revenue from spectrum usage rights and local and national advertising revenue, partially offset by an increase in political advertising revenue and retransmission consent revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines, competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. We generated a total of $9.4 million and $9.1 million in retransmission consent revenue for the three-month periods ended June 30, 2020 and 2019, respectively.

Net revenue in our television segment decreased to $66.2 million for the six-month period ended June 30, 2020 from $76.3 million for the six-month period ended June 30, 2019. This decrease of approximately $10.1 million, or 13%, in net revenue was a result of decreases in revenue from spectrum usage rights and local and national advertising revenue, partially offset by an increase in political advertising revenue and retransmission consent revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines, competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. We generated a total of $18.9 million and $17.8 million in retransmission consent revenue for the six-month periods ended June 30, 2020 and 2019, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $13.1 million for the three-month period ended June 30, 2020 from $15.2 million for the three-month period ended June 30, 2019, a decrease of approximately $2.1 million. The decrease was primarily due to decreases in salary expense and expenses associated with the decrease in advertising revenue.

Direct operating expenses in our television segment increased to $28.9 million for the six-month period ended June 30, 2020 from $30.1 million for the six-month period ended June 30, 2019, a decrease of approximately $1.2 million. The decrease was primarily due to decreases in salary expense and expenses associated with the decrease in advertising revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $4.7 million for the three-month period ended June 30, 2020 from $5.6 million for the three-month period ended June 30, 2019, a decrease of approximately $0.9 million. The decrease was primarily due to decreases in salary expense and payroll tax expense.

Selling, general and administrative expenses in our television segment decreased to $10.6 million for the six-month period ended June 30, 2020 from $11.4 million for the six-month period ended June 30, 2019, a decrease of approximately $0.8 million. The decrease was primarily due to decreases in salary expense and payroll tax expense.

Digital

Net Revenue.  Net revenue in our digital segment decreased to $11.4 million for the three-month period ended June 30, 2020 from $16.8 million for the three-month period ended June 30, 2019. This decrease of approximately $5.4 million, or 32%, in net revenue was a result of declines in international revenue and the continuing economic crisis resulting from the COVID-19 pandemic.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us.  In response to this trend, we are offering programmatic solutions to advertisers, which is putting pressure on margins.  We expect this trend will continue in future periods, likely resulting in a permanent higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such adjustments will be successful.

Net revenue in our digital segment decreased to $24.7 million for the six-month period ended June 30, 2020 from $31.3 million for the six-month period ended June 30, 2019. This decrease of approximately $6.6 million, or 21%, in net revenue was a result of declines in international revenue and the continuing economic crisis resulting from the COVID-19 pandemic.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us.  In response to this trend, we are offering programmatic solutions to advertisers, which is putting pressure on margins. We expect this trend will continue in future periods, likely resulting in a permanent higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such adjustments will be successful.

Cost of revenue.  Cost of revenue in our digital segment decreased to $6.4 million for the three-month period ended June 30, 2020 from $8.9 million for the three-month period ended June 30, 2019, a decrease of $2.5 million, primarily due to a decrease in expenses associated with the decrease in revenue. As a percentage of digital net revenue, cost of revenue increased to 57% for the three-month period ended June 30, 2020 from 53% for the three-month period ended June 30, 2019.

Cost of revenue in our digital segment decreased to $13.8 million for the six-month period ended June 30, 2020 from $16.5 million for the six-month period ended June 30, 2019, a decrease of $2.7 million, primarily due to a decrease in expenses associated with the decrease in revenue. As a percentage of digital net revenue, cost of revenue increased to 56% for the six-month period ended June 30, 2020 from 53% for the six-month period ended June 30, 2019.

Direct operating expenses. Direct operating expenses in our digital segment decreased to $2.9 million for the three-month period ended June 30, 2020 from $5.0 million for the three-month period ended June 30, 2019, a decrease of $2.1 million. The decrease was primarily due to a decrease in expenses associated with the decrease in revenue and a decrease in salary expense.

Direct operating expenses in our digital segment decreased to $6.1 million for the six-month period ended June 30, 2020 from $9.5 million for the six-month period ended June 30, 2019, a decrease of $3.4 million. The decrease was primarily due to a decrease in expenses associated with the decrease in revenue and a decrease in salary expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment decreased to $3.2 million for the three-month period ended June 30, 2020 from $3.5 million for the three-month period ended June 30, 2019, a decrease of $0.3 million. The decrease was primarily due to a decrease salary expense.

Selling, general and administrative expenses in our digital segment increased to $6.9 million for the six-month period ended June 30, 2020 from $6.7 million for the six-month period ended June 30, 2019, an increase of $0.2 million. The increase was primarily due to an increase in bad debt expense.

Radio

Net Revenue.  Net revenue in our radio segment decreased to $6.8 million for the three-month period ended June 30, 2020 from $14.4 million for the three-month period ended June 30, 2019. This decrease of approximately $7.6 million, or 53%, in net revenue was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The overall decrease was as a result primarily of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

Net revenue in our radio segment decreased to $18.5 million for the six-month period ended June 30, 2020 from $26.3 million for the six-month period ended June 30, 2019. This decrease of approximately $7.8 million, or 30%, in net revenue was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The overall decrease was as a result primarily of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $6.1 million for the three-month period ended June 30, 2020 from $9.5 million for the three-month period ended June 30, 2019, a decrease of $3.4 million. The decrease was primarily due to decreases in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Direct operating expenses in our radio segment decreased to $13.8 million for the six-month period ended June 30, 2020 from $19.0 million for the six-month period ended June 30, 2019, a decrease of $5.2 million. The decrease was primarily due to decreases in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $3.0 million for the three-month period ended June 30, 2020 from $4.4 million for the three-month period ended June 30, 2019, a decrease of $1.4 million. The decrease was primarily due to decreases in salary expense and payroll tax expense.

Selling, general and administrative expenses in our radio segment decreased to $7.0 million for the six-month period ended June 30, 2020 from $9.2 million for the six-month period ended June 30, 2019, a decrease of $2.2 million. The decrease was primarily due to decreases in salary expense and payroll tax expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had a net loss of $19.7 million for the year ended December 31, 2019, and net income of $12.2 million and $175.7 million for the years ended December 31, 2018 and 2017, respectively. We had positive cash flow from operations of $31.5 million, $33.8 million and $301.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. We generated cash flows from operations of $19.5 million for the six-month period ended June 30, 2020. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

Although we anticipate that revenue and cash flow from operations will decrease significantly due to the continuing economic crisis resulting from the COVID-19 pandemic and the continuing effects of that crisis, depending upon its extent and duration, we currently believe that our current cash position is capable of meeting our expenses for at least the next twelve months. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $69.3 million, and available for sale marketable securities in the additional amount of $65.1 million, as of June 30, 2020. Our liquidity is not materially impacted by the amount held in accounts outside the United States as our operating cash flows are driven primarily by U.S. sources.

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

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of June 30, 2020, the interest rate on our Term Loan B was 2.92%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

The carrying amount of the Term Loan B Facility as of June 30, 2020 was $214.7 million, net of $2.0 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of June 30, 2020 was $214.0 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

Share Repurchase Program

On July 13, 2017, our Board of Directors approved a share repurchase program of up to $15.0 million of our outstanding Class A common stock. On April 11, 2018, our Board of Directors approved the repurchase of up to an additional $15.0 million of our outstanding Class A common stock, for a total repurchase authorization of up to $30.0 million. On August 27, 2019, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $45.0 million. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. On March 26, 2020, we suspended share repurchases under the plan in order to preserve cash during the continuing economic crisis resulting from the COVID-19 pandemic.

In the three-month period ended June 30, 2020, we did not repurchase any shares of our Class A common stock. As of June 30, 2020, we have repurchased a total of approximately 8.6 million shares of our Class A common stock for aggregate purchase price of approximately $32.2 million, or an average price per share of $3.76, since the beginning of the share repurchase program. As of June 30, 2020, all such repurchased shares were retired.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $11.4 million for the six-month period ended June 30, 2020 compared to $20.6 million for the six-month period ended June 30, 2019. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 10% for the six-month period ended June 30, 2020 compared to 15% for the six-month period ended June 30, 2019.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of June 30): 2020, 4.4 to 1; 2019, 3.2 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 35.

Cash Flow

Net cash flow provided by operating activities was $19.5 million for the six-month period ended June 30, 2020, compared to net cash flow provided by operating activities of $19.7 million for the six-month period ended June 30, 2019. We had a net loss of $33.3 million for the six-month period ended June 30, 2020, which included non-cash items such as impairment loss of $39.8 million, depreciation and amortization expense of $8.4 million and non-cash stock-based compensation of $1.6 million. We had a net loss of $14.9 million for the six-month period ended June 30, 2019, which included non-cash items such as impairment loss of $22.4 million with respect to our digital reporting unit, depreciation and amortization expense of $8.2 million and non-cash stock-based compensation of $1.6 million. We currently expect that cash flow from operating activities for the full year 2020 will decrease compared to 2019 due to the continuing economic crisis resulting from the COVID-19 pandemic, and the continuing effects of that crisis, depending upon its extent and duration.

Net cash flow provided by investing activities was $25.0 million for the six-month period ended June 30, 2020, compared to net cash flow provided by investing activities of $6.2 million for the six-month period ended June 30, 2019. During the six-month period ended June 30, 2020, we had proceeds of $26.9 million from the maturity of marketable securities and proceeds of $4.0 million from the sale of television station KMCC-TV, spent $5.7 million in net capital expenditures and spent $0.2 million to purchase intangible assets. During the six-month period ended June 30, 2019, we had proceeds of $21.7 million from the maturity of marketable securities, spent $14.0 million in net capital expenditures and spent $1.2 million to purchase marketable securities. We anticipate that our capital expenditures will be approximately $7.5 million during the full year 2020. Of this amount, we expect that approximately $3.2 million will be expended in connection with the required relocation of certain of our television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum, which amount we expect to be reimbursed to us by the FCC. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and any net cash flow from operations.

Net cash flow used in financing activities was $8.4 million for the six-month period ended June 30, 2020, compared to net cash flow used in financing activities of $20.0 million for the six-month period ended June 30, 2019. During the six-month period ended June 30, 2020, we made dividend payments of $6.3 million, principal debt repayments of $1.5 million, and spent $0.5 million for the repurchase of Class A common stock. During the six-month period ended June 30, 2019, we made dividend payments of $8.5 million, principal debt payments of $1.5 million and spent $9.0 million for the repurchase of Class A common stock and $0.8 million for taxes related to shares withheld for share-based compensation plans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of June 30, 2020, we had $216.7 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the Eurodollar were to increase by a hypothetical 100 basis points, or one percentage point, from its June 30, 2020 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.2 million based on the outstanding balance of our term loan as of June 30, 2020.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our Headway business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2020 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Spain, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Management’s Plan for Remediation

With respect to the material control weakness described above, management has continued to test and evaluate the elements of the remediation plan implemented to date, as further described below.  These elements include:

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

We have designed and implemented the above changes.  However, these changes have not been operating long enough to evaluate their operating effectiveness and are subject to continued management review, supported by confirmation and testing, as well as continued Audit Committee oversight.  Based on management’s review and the oversight of the Audit Committee to date, we have determined that, although substantial progress has been made in remediating this material weakness, the weakness has not been fully remediated as of the date of this quarterly report.

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

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On July 13, 2017, our Board of Directors approved a share repurchase program of up to $15.0 million of our outstanding Class A common stock. On April 11, 2018, our Board of Directors approved the repurchase of up to an additional $15.0 million of our Class A common stock, for a total repurchase authorization of up to $30.0 million. On August 27, 2019, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $45.0 million. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. On March 26, 2020, we suspended share repurchases under the plan in order to preserve cash during the continuing economic crisis resulting from the COVID-19 pandemic.

In the three-month period ended June 30, 2020, we did not repurchase any shares of our Class A common stock. As of June 30, 2020, we have repurchased a total of approximately 8.6 million shares of our Class A common stock for an aggregate purchase price of approximately $32.2 million, or an average price per share of $3.76, since the beginning of the share repurchase program. As of June 30, 2020, all such repurchased shares were retired.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ Christopher T. Young
Christopher T. Young Chief Financial Officer and Treasurer

Date: August 6, 2020