Form 10-Q
period 2020-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2020-11-06
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Yes  ☐    No  ☒

As of November 2, 2020, there were 59,905,386 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4
	CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019	4
	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019	5
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019	6
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019	7
	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019	9
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45
ITEM 4.	CONTROLS AND PROCEDURES	45
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	47
ITEM 1A.	RISK FACTORS	47
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	47
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	47
ITEM 4.	MINE SAFETY DISCLOSURES	47
ITEM 5.	OTHER INFORMATION	47
ITEM 6.	EXHIBITS	48

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

•	our continued compliance with all of our obligations under the 2017 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	rapid changes in digital advertising;
•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
•	the impact of changing preferences, if any, among U.S. Hispanic audiences for Spanish-language programming, especially among younger age groups;
•	the impact of changing preferences, if any, among audiences favoring newer forms of media, including digital and other forms of such media, over traditional media, including television and radio;
•	the ability to keep up with rapid technological and other changes, and compete effectively, in new forms of media, including digital media, and changes within digital media;
•	the possible impact on our business as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc., or Univision;
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2017 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;
•	our ability to implement effective internal controls to address the material weakness identified in this report;
•	industry-wide market factors and regulatory and other developments affecting our operations;

•	the ability to manage our growth effectively, including having adequate personnel and other resources for both operational and administrative functions;
•	general economic uncertainty, whether as a result of the COVID-19 pandemic or otherwise;
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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$83,284	33,123
Marketable securities	53,208	91,662
Restricted cash	735	734
Trade receivables, (including related parties of $6,279 and $4,251) net of allowance for doubtful accounts of $3,042 and $2,890	58,865	71,406
Assets held for sale	2,141	950
Prepaid expenses and other current assets (including related parties of $274 and $274)	13,881	11,557
Total current assets	212,114	209,432
Property and equipment, net of accumulated depreciation of $191,266 and $188,579	73,215	79,642
Intangible assets subject to amortization, net of accumulated amortization of $102,157 and $99,819 (including related parties of $6,177 and $7,098)	9,307	16,772
Intangible assets not subject to amortization	216,853	252,544
Goodwill	45,711	46,511
Operating leases right of use asset	34,394	43,837
Other assets	7,784	7,462
Total assets	$599,378	$656,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and accrued expenses (including related parties of $2,371 and $2,147)	40,711	53,931
Operating lease liabilities	7,563	9,056
Total current liabilities	51,274	65,987
Long-term debt, less current maturities, net of unamortized debt issuance costs of $1,905 and $2,226	211,095	213,024
Long-term operating lease liabilities	32,378	41,387
Other long-term liabilities	3,862	3,371
Deferred income taxes	43,229	44,259
Total liabilities	341,838	368,028

Commitments and contingencies (note 6)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2020 59,905,386 and 2019 60,074,698	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2020 and 2019 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2020 and 2019 9,352,729	1	1
Additional paid-in capital	829,610	836,170
Accumulated deficit	(572,114)	(547,876)
Accumulated other comprehensive income (loss)	35	(131)
Total stockholders' equity	257,540	288,172
Total liabilities and stockholders' equity	$599,378	$656,200

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Net Revenue	$62,978	$68,816	$172,343	$202,737

Expenses:
Cost of revenue - digital media	7,808	9,942	21,602	26,443
Direct operating expenses (including related parties of $2,263, $2,048, $5,868 and $6,017) (including non-cash stock-based compensation of $148, $74, $383 and $324)	24,178	30,807	72,997	89,392
Selling, general and administrative expenses	9,883	12,457	34,371	39,816
Corporate expenses (including non-cash stock-based compensation of $668, $745, $2,025 and $2,130)	6,287	6,785	18,511	20,180
Depreciation and amortization (includes direct operating of $2,753, $2,888, $8,684 and $8,350; selling, general and administrative of $1,001, $1,134, $3,101 and $3,579; and corporate of $180, $168, $534 and $483) (including related parties of $306, $306, $920 and $921)	3,934	4,190	12,319	12,412
Change in fair value contingent consideration	-	-	-	(2,376)
Impairment charge	-	9,075	39,835	31,443
Foreign currency (gain) loss	(680)	927	673	977
Other operating (gain) loss	(2,683)	(1,572)	(5,549)	(5,165)
Operating income (loss)	14,251	(3,795)	(22,416)	(10,385)
Interest expense	(1,969)	(3,537)	(6,673)	(10,581)
Interest income	467	825	1,630	2,601
Dividend income	3	241	26	747
Income (loss) before income taxes	12,752	(6,266)	(27,433)	(17,618)
Income tax benefit (expense)	(3,736)	(5,920)	3,195	(9,265)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	9,016	(12,186)	(24,238)	(26,883)
Equity in net income (loss) of nonconsolidated affiliate, net of tax	-	(31)	-	(189)
Net income (loss)	$9,016	$(12,217)	$(24,238)	$(27,072)

Basic and diluted earnings per share:
Net income (loss) per share, basic and diluted	$0.11	$(0.14)	$(0.29)	$(0.32)

Cash dividends declared per common share	$0.03	$0.05	$0.10	$0.15

Weighted average common shares outstanding, basic	84,185,728	84,765,694	84,208,924	85,404,250
Weighted average common shares outstanding, diluted	84,863,020	84,765,694	84,208,924	85,404,250

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$9,016	$(12,217)	$(24,238)	$(27,072)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(282)	(104)	19	(392)
Change in fair value of available for sale securities	(164)	154	147	1,440
Total other comprehensive income (loss)	(446)	50	166	1,048
Comprehensive income (loss)	$8,570	$(12,167)	$(24,072)	$(26,024)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2019	60,074,698	14,927,613	9,352,729	-	6	2	1	836,170	(547,876)	(131)	288,172
Stock-based compensation expense	-	-	-	-	-	-	-	789	-	-	789
Repurchase of Class A common stock	(259,500)	-	-	259,500	-	-	-	(525)	-	-	(525)
Retirement of treasury stock	-	-	-	(259,500)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,218)	-	-	(4,218)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(223)	(223)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(166)	(166)
Net income (loss) for the three-month period-ended March 31, 2020	-	-	-	-	-	-	-	-	(35,592)	-	(35,592)
Balance, March 31, 2020	59,815,198	14,927,613	9,352,729	-	6	2	1	832,216	(583,468)	(520)	248,237
Issuance of common stock upon exercise of stock options or awards of restricted stock units	90,188	-	-	-	-	-	-	(15)	-	-	(15)
Stock-based compensation expense	-	-	-	-	-	-	-	803	-	-	803
Dividends paid	-	-	-	-	-	-	-	(2,104)	-	-	(2,104)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	534	534
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	467	467
Net income (loss) for the three-month period-ended June 30, 2020	-	-	-	-	-	-	-	-	2,338	-	2,338
Balance, June 30, 2020	59,905,386	14,927,613	9,352,729	-	6	2	1	830,900	(581,130)	481	250,260
Stock-based compensation expense	-	-	-	-	-	-	-	816	-	-	816
Dividends paid	-	-	-	-	-	-	-	(2,106)	-	-	(2,106)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(164)	(164)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(282)	(282)
Net income (loss) for the three-month period-ended September 30, 2020	-	-	-	-	-	-	-	-	9,016	-	9,016
Balance, September 30, 2020	59,905,386	14,927,613	9,352,729	-	6	2	1	829,610	(572,114)	35	257,540

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

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(24,238)	$(27,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,319	12,412
Impairment charge	39,835	31,443
Deferred income taxes	(8,744)	6,941
Non-cash interest	491	715
Amortization of syndication contracts	383	374
Payments on syndication contracts	(325)	(419)
Equity in net (income) loss of nonconsolidated affiliate	-	189
Non-cash stock-based compensation	2,408	2,454
(Gain) loss on disposal of property and equipment	(767)	158
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	14,285	10,703
(Increase) decrease in prepaid expenses and other assets	6,713	(844)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(16,643)	(13,568)
Net cash provided by operating activities	25,717	23,486
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	5,089	-
Purchases of property and equipment	(7,741)	(21,182)
Purchases of intangible assets	(158)	-
Purchases of marketable securities	-	(1,400)
Proceeds from marketable securities	38,480	27,881
Purchases of investments	-	(300)
Deposits on acquisition	-	(147)
Net cash provided by (used in) investing activities	35,670	4,852
Cash flows from financing activities:
Tax payments related to shares withheld for share-based compensation plans	(15)	(773)
Payments on long-term debt	(2,250)	(2,250)
Dividends paid	(8,428)	(12,767)
Repurchase of Class A common stock	(525)	(10,357)
Payments of capitalized debt costs	-	(225)
Net cash used in financing activities	(11,218)	(26,372)
Effect of exchange rates on cash, cash equivalents and restricted cash	(7)	8
Net increase (decrease) in cash, cash equivalents and restricted cash	50,162	1,974
Cash, cash equivalents and restricted cash:
Beginning	33,857	47,465
Ending	$84,019	$49,439

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$6,182	$9,866
Income taxes	$5,549	$2,324

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$475	$1,980
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$1,641	$5,743

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2020

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading global media company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, the Company’s digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Entravision’s operations encompass integrated marketing and media solutions, comprised of television, radio, and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of September 30, 2020, based upon the type of advertising medium, which segments are television, radio and digital. As of September 30, 2020, the Company owns and/or operates 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. The television segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets. The Company’s radio operations consist of 48 operational radio stations, 38 FM and 10 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Entravision also sells advertisements and syndicate radio programming to more than 100 markets across the United States. The Company’s digital operations consist of proprietary technology and data platforms that deliver digital advertising in various advertising formats that allow advertisers to reach audiences across a wide range of Internet-connected devices on its owned and operated digital media sites; the digital media sites of its publisher partners; and on other digital media sites it can access through third-party platforms and exchanges.

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

In the quarter ended September 30, 2020, the global, U.S. and local economies declined at a slower rate than during the quarter ended June 30, 2020.  With the exception of political advertising as the Company enters the height of the election cycle, the Company continued to experience significant cancellations of advertising and a significant decrease in new advertising placements in its television segment and especially its radio segment that the Company had begun to experience during the last half of March 2020, although the Company experienced this decrease at a slower rate than it did during the quarter ended June 30, 2020. The impact on the Company’s radio segment continues to be significantly greater than that on its television segment because radio audiences declined at a much greater rate as a result of fewer people commuting to work or driving in general as a result of a combination of lockdown, shelter-in-place, stay-at-home or similar orders that were still in effect in various parts of  the United States during the quarter ended September 30, 2020, and changes in personal behavior regardless of whether such lockdown, shelter-in-place, stay-at-home or similar orders were still in effect in certain parts of the United States during this period.

To partially address this situation, the Company has continued to significantly reduce some of its advertising rates, primarily in its radio segment, although the rate of decrease in the Company’s advertising rates is at a slower pace than it was during the quarter ended June 30, 2020 and has been somewhat moderated by political advertising in the Company’s inventory during the election cycle. the Company has also eased credit terms for certain of its advertising clients to help them manage their own cash flow and address other financial needs.

Primarily during the quarter ended March 31, 2020 and early in the quarter ended June 30, 2020, the Company engaged in a small number of layoffs and significant number of furloughs of employees as a result of the pandemic. Subsequent to the end of the quarter ended September 30, 2020 the Company terminated these previously furloughed employees. The Company does not expect that severance expense associated with these terminations will be material. The Company will continue to monitor this situation closely and may institute such further layoffs or furloughs as it may feel are appropriate at a future date. The Company has elected to defer the employer portion of the social security payroll tax (6.2%) as outlined within the Coronavirus Aid, Relief and Economic Security Act of 2020, commonly known as the CARES Act. The deferral is effective from March 27, 2020 through December 31, 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022.

In order to preserve cash during this period, the Company has instituted certain cost reduction measures. On March 26, 2020, the Company suspended repurchases under its share repurchase program.  Effective April 16, 2020, the Company instituted a 2.5%-22.5% reduction in salaries company-wide, depending on the amount of then-current compensation. Effective May 16, 2020, the Company suspended company matching of employee contributions to their 401(k) retirement plans. The Company also reduced its dividend by 50% beginning in the second quarter of 2020, and it may do so in future periods. Additionally, effective May 28, 2020, the Board of Directors decreased its annual non-employee director fees by 20% for the Board year ending at the 2021 shareholders meeting. The Company will continue to monitor all of these actions closely in light of current and changing conditions and may institute such additional actions as it may feel are appropriate at a future date.

The Company believes that its liquidity and capital resources remain adequate and that it can meet current expenses for at least the next twelve months from a combination of cash on hand and cash flows from operations.

Restricted Cash

As of September 30, 2020 and December 31, 2019, the Company’s balance sheet includes $0.7 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

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

Under the network affiliation agreement, Univision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on its Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2020 and 2019, the amount the Company paid Univision in this capacity was $2.3 million and $2.0 million, respectively. During the nine-month periods ended September 30, 2020 and 2019, the amount the Company paid Univision in this capacity was $5.9 and $6.0 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which give it the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the Company’s proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of September 30, 2020, the amount due to the Company from Univision was $6.3 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended September 30, 2020 and 2019, retransmission consent revenue accounted for approximately $9.1 and $8.8 million, respectively, of which $6.6 million and $7.0 million, respectively, relate to the Univision proxy agreement. During the nine-month periods ended September 30, 2020 and 2019, retransmission consent revenue accounted for approximately $28.0 million and $26.6 million, respectively, of which $20.3 million and $20.7 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.8 million for each of the three-month periods ended September 30, 2020 and 2019. Stock-based compensation expense related to grants of stock options and restricted stock units was $2.4 million and $2.5 million for the nine-month periods ended September 30, 2020 and 2019, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

For the three- and nine-month periods ended September 30, 2020, there was no stock-based compensation expense related to grants of stock options. All grants of stock options have been fully expensed.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Nine-month Period
	Ended September 30, 2020
	Number Granted	Weighted Average Fair Value
Restricted stock units	287	$1.67

As of September 30, 2020, there was approximately $2.0 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.2 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Basic earnings per share:
Numerator:
Net income (loss)	$9,016	$(12,217)	$(24,238)	$(27,072)

Denominator:
Weighted average common shares outstanding	84,185,728	84,765,694	84,208,924	85,404,250

Per share:
Net income (loss) per share	$0.11	$(0.14)	$(0.29)	$(0.32)

Diluted earnings per share:
Numerator:
Net income (loss)	$9,016	$(12,217)	$(24,238)	$(27,072)

Denominator:
Weighted average common shares outstanding	84,185,728	84,765,694	84,208,924	85,404,250
Dilutive securities:
Stock options and restricted stock units	677,292	-	-	-
Diluted shares outstanding	84,863,020	84,765,694	84,208,924	85,404,250

Per share:
Net income (loss) per share	$0.11	$(0.14)	$(0.29)	$(0.32)

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three-month period ended September 30, 2020, a total of 144,865 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares. For the nine-month period ended September 30, 2020, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 627,613 equivalent shares of dilutive securities for the nine-month period ended September 30, 2020.

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

Due to the continuing economic crisis resulting from the COVID-19 pandemic, the Company experienced a decline in performance across all its reporting units beginning late in the first quarter of 2020. Additionally, the digital reporting unit was already facing declining results prior to the onset of the pandemic, caused by continuing competitive pressures and rapid changes in the digital advertising industry, which then further accelerated late in the first quarter of 2020 as a result of the economic crisis brought about from the pandemic. The results of the television and radio reporting units prior to the onset of the pandemic and the resulting economic crisis were exceeding internal budgets, driven in large part by political advertising revenue, but declined sharply in the last few weeks of the first quarter of 2020.  As a result, the Company updated its internal forecasts of future performance and determined that triggering events had occurred during the first quarter of 2020 that required interim impairment assessments. The Company determined that no triggering events had occurred during the second or third quarters of 2020 that required interim impairment assessments events.

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

Based on the assumptions and estimates described above, the Company concluded that the digital reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $0.8 million for the three-month period ended March 31, 2020. The fair value of the Company’s television reporting unit exceeded its carrying value by 28%, resulting in no impairment charge. No impairment charges of goodwill were recorded during the second or third quarters of 2020.

The carrying amount of goodwill for each of the Company’s operating segments for the nine-month period ended September 30, 2020 is as follows (in thousands):

	December 31, 2019	Impairment	September 30, 2020
Television	$40,549	-	$40,549
Radio	-	-	-
Digital	5,962	(800)	5,162
Consolidated	$46,511	$(800)	$45,711

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

Based on the assumptions and estimates described above, the carrying values of certain FCC licenses exceeded their fair values. As a result, the Company recorded impairment charges of FCC licenses in its television and radio reporting units in the amount of $23.5 million and $8.8 million, respectively, during the three-month period ended March 31, 2020. No impairment charges of FCC licenses were recorded during the second or third quarters of 2020.

The carrying amount of intangible assets not subject to amortization for each of the Company’s operating segments for the nine-month period ended September 30, 2020 is as follows (in thousands):

	December 31, 2019	Impairment	Assets Sold	September 30, 2020
Television	$157,165	$(23,457)	$(3,434)	$130,274
Radio	95,379	(8,800)	-	86,579
Digital	-	-	-	-
Consolidated	$252,544	$(32,257)	$(3,434)	$216,853

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

Based on the assumptions and estimates described above, the carrying values of long-lived assets in the digital reporting unit exceeded their fair values. As a result, the Company recorded impairment charges related to Intangibles subject to amortization of $5.3 million, and property and equipment of $1.5 million, during the three-month period ended March 31, 2020. No impairment charges related to Intangibles subject to amortization were recorded during the second or third quarters of 2020.

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

During the three-month period ended September 30, 2020, the Company did not repurchase any shares of Class A common stock. As of September 30, 2020, the Company has repurchased a total of approximately 8.6 million shares of Class A common stock, for an aggregate purchase price of approximately $32.2 million, or an average price per share of $3.76, since the beginning of the share repurchase program. As of September 30, 2020, all such repurchased shares were retired.

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

The carrying amount of the Term Loan B Facility as of September 30, 2020 was $214.1 million, net of $1.9 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of September 30, 2020 was approximately $203.0 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

As of September 30, 2020, the Company believes that it is in compliance with all covenants in the 2017 Credit Agreement.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Unaudited Consolidated Balance Sheets (in millions):

	September 30, 2020
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
(in millions)	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$49.5	$-	$49.5	$-
Certificates of deposit	$2.8	$-	$2.8	$-
Corporate bonds	$50.4	$-	$50.4	$-

	December 31, 2019
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$21.3	$-	$21.3	$-
Certificates of deposit	$6.1	$-	$6.1	$-
Corporate bonds	$85.6	$-	$85.6	$-

As of September 30, 2020, the Company held investments in a money market fund, certificates of deposit and corporate bonds. All certificates of deposit are within the current FDIC insurance limits and the majority of corporate bonds are investment grade.

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

As of September 30, 2020, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Certificates of Deposit		Corporate Bonds
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$2,796	$34	$49,898	$480
Due after one year through five years	-	-	-	-
Total	$2,796	$34	$49,898	$480

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), which the Company adopted on January 1, 2020. As of September 30, 2020, the Company determined that a credit loss allowance is not required. Refer to “Newly Adopted Accounting Standards” discussion below.

Included in interest income for the three- and nine-month periods ended September 30, 2020 was interest income related to the Company’s available for sale securities of $0.4 million and $1.4 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) for the three- and nine-month periods ended September 30, 2020 (in millions):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2019	$(0.5)	$0.4	$(0.1)
Other comprehensive income (loss)	(0.2)	(0.3)	(0.5)
Income tax (expense) benefit	-	0.1	0.1
Other comprehensive income (loss), net of tax	(0.2)	(0.2)	(0.4)
Accumulated other comprehensive income (loss) as of March 31, 2020	(0.7)	0.2	(0.5)
Other comprehensive income (loss)	0.5	0.7	1.2
Income tax (expense) benefit	-	(0.2)	(0.2)
Other comprehensive income (loss), net of tax	0.5	0.5	1.0
Accumulated other comprehensive income (loss) as of June 30, 2020	(0.2)	0.7	0.5
Other comprehensive income (loss)	(0.3)	(0.2)	(0.5)
Income tax (expense) benefit	-	-	-
Other comprehensive income (loss), net of tax	(0.3)	(0.2)	(0.5)
Accumulated other comprehensive income (loss) as of September 30, 2020	$(0.5)	$0.5	$-

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

Based on recent data reported by the International Monetary Fund, Argentina has been identified as a country with a highly inflationary economy. According to U.S. GAAP, a registrant should apply highly inflationary accounting in the first reporting period after such determination.  Therefore, the Company transitioned the accounting for its Argentine operations to highly inflationary status as of July 1, 2018 and, commencing that date, changed the functional currency from the Argentine peso to the U.S. dollar.

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

During the third quarter of 2019, the Company entered into an agreement to sell a vacated building that previously housed the operations of two of its television stations in the Palm Springs, California market million. The transaction met the criteria for classification as assets held for sale as of June 30, 2020 and closed on September 30, 2020 for $0.9 million.

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

On March 30, 2020, the Company entered into an agreement to sell a building and related improvements in the Houston, Texas area for approximately $5.4 million.  The transaction met the criteria for classification as assets held for sale and the carrying value of $0.2 million is presented separately in the consolidated balance sheet as of September 30, 2020. Due to certain government approval delays resulting from the COVID-19 pandemic, the Company anticipates that the transaction will close in the fourth quarter of 2020.

During the first quarter of 2020, the Company listed for sale a building and related improvements in the Laredo, Texas area for approximately $2.9 million.  The transaction met the criteria for classification as assets held for sale and the carrying value of $2.0 million is presented separately in the consolidated balance sheet as of September 30, 2020.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Newly Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-15 on January 1, 2020, which did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020, which did not have an impact on the Company’s financial statements and related disclosures since the Company does not have any Level 3 financial assets.

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

Account Receivables

The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. Adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company periodically reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

The Company's exposure to credit losses may increase if its customers are adversely affected by changes such as economic pressures or uncertainty associated with local or global economic recessions, disruptions associated with the current COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it will continue to periodically review the allowance and make necessary adjustments accordingly.

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

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations when (i) contracts have an original expected length of one year or less, which applies to effectively all advertising contracts; and (ii) variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property, which applies to retransmission consent revenue.

The Company applies the practical expedient to expense contract acquisition costs, such as sales commissions generated either by internal direct sales employees or through third party advertising agency intermediaries, when incurred, because the amortization period is one year or less. These costs are recorded within direct operating expenses.

Disaggregated Revenue

The following table presents our revenues disaggregated by major source for the three-month periods ended (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Broadcast advertising	$37,596	$37,345	$98,913	$109,290
Digital advertising	13,655	17,612	38,359	48,888
Spectrum usage rights	1,358	2,669	4,070	11,705
Retransmission consent	9,056	8,795	27,998	26,641
Other	1,313	2,395	3,003	6,213
Total revenue	$62,978	$68,816	$172,343	$202,737

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

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Local direct	$5,464	$6,781	$15,400	$19,292
Local agency	12,021	14,655	33,460	43,321
National agency	20,111	15,909	50,053	46,677
Total revenue	$37,596	$37,345	$98,913	$109,290

Deferred Revenues

The Company records deferred revenues, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The change in the deferred revenue balance for the nine-month period ended September 30, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2019.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2019	Increase	Decrease *	September 30, 2020
Deferred revenue	$2,390	3,431	(2,390)	$3,431

* The amount disclosed in the decrease column reflects revenue that has been recorded in the nine-month period ended September 30, 2020.

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

The Company’s operating leases are reflected on the consolidated balance sheet as right-of-use assets with the related liability presented as lease liability, current and lease liability, net of current portion. Lease expense is recognized on a straight-line basis over the lease term.

Generally, lease terms include options to renew or extend the lease.  Unless the renewal option is considered reasonably certain, the exercise of any such options has been excluded from the calculation of lease liabilities.  In addition, as permitted within the guidance, ROU assets and lease liabilities are not recorded for leases within an initial term of one year or less.  The Company’s existing leases have remaining terms of less than one year up to 31 years.  Certain of the Company’s lease agreements include rental payments based on changes in the consumer price index (“CPI”). Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and recognized in the period in which the related obligation was incurred. Lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Certain real estate leases include additional costs such as common area maintenance (non-lease component), as well as property insurance and property taxes. These costs were excluded from future minimum lease payments as they are variable payments. As such, these costs were not part of the calculation of ROU assets and lease liabilities associated with operating leases upon transition.

The following table summarizes the expected future payments related to lease liabilities as of September 30, 2020:

(in thousands)
Remainder of 2020	$2,816
2021	9,123
2022	7,821
2023	6,236
2024	5,273
2025 and thereafter	20,284
Total minimum payments	$51,553
Less amounts representing interest	(11,612)
Present value of minimum lease payments	39,941
Less current operating lease liabilities	(7,563)
Long-term operating lease liabilities	$32,378

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of September 30, 2020 were 10.2 years and 6.2%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures for the nine-month period ended September 30, 2020:

(in thousands)	Nine-Month Period Ended September 30, 2020
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$9,210
Non-cash additions to operating lease assets	$1,245

The following table summarizes the components of lease expense for the three- and nine-months periods ended September 30, 2020:

	Three-Month Period	Three-Month Period	Nine-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$2,396	$2,613	$7,438	$7,570
Variable lease cost	181	369	513	1,159
Short-term lease cost	192	252	626	541
Total lease cost	$2,769	$3,234	$8,577	$9,270

For the three-month period ended September 30, 2020, lease cost of $1.4 million, $1.2 million and $0.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the nine-month period ended September 30, 2020 lease cost of $4.4 million, $3.6 million and $0.6 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

For the three-month period ended September 30, 2019 lease cost of $1.6 million, $1.4 million and $0.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the nine-month period ended September 30, 2019 lease cost of $4.3 million, $4.4 million and $0.6 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of September 30, 2020, based upon the type of advertising medium, which segments are television, radio and digital. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

Television

As of September 30, 2020, the Company owns and/or operates 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C.

Radio

As of September 30, 2020, the Company owns and operates 48 radio stations (38 FM and 10 AM) located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value contingent consideration, impairment charge, foreign currency (gain) loss and other operating (gain) loss. The Company generated 14% and 18% of its revenue outside the United States during the three-month periods ended September 30, 2020 and 2019, respectively. The Company generated 15% and 17% of its revenue outside the United States during the nine-month periods ended September 30, 2020 and 2019, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2020	2019	Change	2020	2019	Change
Net revenue
Television	$37,786	$36,421	4%	$103,940	$112,745	(8)%
Digital	13,655	17,612	(22)%	38,359	48,888	(22)%
Radio	11,537	14,783	(22)%	30,044	41,104	(27)%
Consolidated	62,978	68,816	(8)%	172,343	202,737	(15)%

Cost of revenue - digital media	7,808	9,942	(21)%	21,602	26,443	(18)%

Direct operating expenses
Television	14,582	15,661	(7)%	43,465	45,745	(5)%
Digital	2,968	5,214	(43)%	9,104	14,679	(38)%
Radio	6,628	9,932	(33)%	20,428	28,968	(29)%
Consolidated	24,178	30,807	(22)%	72,997	89,392	(18)%

Selling, general and administrative expenses
Television	4,396	5,497	(20)%	15,006	16,945	(11)%
Digital	2,415	2,751	(12)%	9,299	9,491	(2)%
Radio	3,072	4,209	(27)%	10,066	13,380	(25)%
Consolidated	9,883	12,457	(21)%	34,371	39,816	(14)%

Depreciation and amortization
Television	3,387	2,613	30%	9,673	7,435	30%
Digital	112	1,112	(90)%	1,262	3,609	(65)%
Radio	435	465	(6)%	1,384	1,368	1%
Consolidated	3,934	4,190	(6)%	12,319	12,412	(1)%

Segment operating profit (loss)
Television	15,421	12,650	22%	35,796	42,620	(16)%
Digital	352	(1,407)	*	(2,908)	(5,334)	(45)%
Radio	1,402	177	692%	(1,834)	(2,612)	(30)%
Consolidated	17,175	11,420	50%	31,054	34,674	(10)%

Corporate expenses	6,287	6,785	(7)%	18,511	20,180	(8)%
Change in fair value contingent consideration	-	-	0%	-	(2,376)	(100)%
Impairment charge	-	9,075	(100)%	39,835	31,443	27%
Foreign currency (gain) loss	(680)	927	*	673	977	(31)%
Other operating (gain) loss	(2,683)	(1,572)	71%	(5,549)	(5,165)	7%
Operating income (loss)	14,251	(3,795)	*	(22,416)	(10,385)	116%

Interest expense	$(1,969)	$(3,537)	(44)%	$(6,673)	$(10,581)	(37)%
Interest income	467	825	(43)%	1,630	2,601	(37)%
Dividend income	3	241	(99)%	26	747	(97)%
Income (loss) before income taxes	12,752	(6,266)	*	(27,433)	(17,618)	56%

Capital expenditures
Television	$1,243	$7,460		$5,750	$21,462
Digital	462	64		1,233	304
Radio	136	86		467	667
Consolidated	$1,841	$7,610		$7,450	$22,433

	September 30,	December 31,
Total assets	2020	2019
Television	443,035	465,758
Digital	34,075	51,979
Radio	122,268	138,463
Consolidated	$599,378	$656,200

*	Percentage not meaningful.

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

7. SUBSEQUENT EVENT

ACQUISITION OF MAJORITY INTEREST IN CISNEROS INTERACTIVE

On October 13, 2020, a wholly-owned subsidiary of the Company (the “Acquiror”) acquired from certain individuals (collectively, the “Sellers”), 51% of the issued and outstanding shares of a company engaged in the sale and marketing of digital advertising that, together with its subsidiaries, does business under the name Cisneros Interactive (“Cisneros Interactive”).  The transaction, funded from the Company’s cash on hand, includes a purchase price of approximately $29 million in cash. In connection with the acquisition, the Company also entered into a Put and Call Option Agreement (the “Put and Call Agreement”). Subject to the terms of the Put and Call Agreement, the Sellers have the right (the “Put Option”) to cause the Acquiror to purchase all (but not less than all) of the remaining 49% of the issued and outstanding shares of Cisneros Interactive at a purchase price to be based on a pre-determined multiple of six times Cisneros Interactive’s 12-month EBITDA in the preceding calendar year. The Sellers may exercise the Put Option upon the occurrence of certain events, starting in April 2022.

Additionally, subject to the terms of the Put and Call Agreement, the Acquiror has the right (the “Call Option”), in calendar year 2024, to purchase all (but not less than all) of the remaining 49% of the issued and outstanding shares of Cisneros Interactive at a purchase price to be based on a pre-determined multiple of six times of Cisneros Interactive’s 12-month EBITDA in calendar year 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global media company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Our operations encompass integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television, radio and digital. Our net revenue for the three-month period ended September 30, 2020 was $63.0 million. Of that amount, revenue attributed to our television segment accounted for approximately 60%, revenue attributed to our digital segment accounted for approximately 22% and revenue attributed to our radio segment accounted for approximately 18%.

As of the date of filing this report, own and/or operate 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 48 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 10 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also sell advertisements and syndicate radio programming to more than 100 markets across the United States. We also provide digital advertising solutions that allow advertisers to reach primarily online Hispanic audiences worldwide. We operate proprietary technology and data platforms that deliver digital advertising in various advertising formats and which allow advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites; the digital media sites of our publisher partners; and on other digital media sites we access through third-party platforms and exchanges.

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

Highlights

During the third quarter of 2020, our consolidated revenue decreased to $63.0 million from $68.8 million in the prior year period, primarily due to a decrease in advertising revenue as a result of the continuing economic crisis resulting from the COVID-19 pandemic, and a decrease in revenue from spectrum usage rights. The decrease in revenue was partially offset by an increase in political advertising revenue in our television and radio segments, and an increase in retransmission consent revenue in our television segment. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment increased to $37.8 million for the three-month period ended September 30, 2020 from $36.4 million for the three-month period ended September 30, 2019. This increase of approximately $1.4 million, or 4%, in net revenue was primarily due an increase in political advertising revenue and retransmission consent revenue, partially offset by a decrease in local and national advertising revenue and revenue from spectrum usage rights. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines, competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue.

Net revenue in our digital segment decreased to $13.7 million for the three-month period ended September 30, 2020 from $17.6 million for the three-month period ended September 30, 2019. This decrease of approximately $3.9 million, or 22%, in net revenue was a result of declines in international revenue and the continuing economic crisis resulting from the COVID-19 pandemic.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us.  In response to this trend, we are offering programmatic alternatives to advertisers, which is putting pressure on margins. We expect this trend will continue in future periods, likely resulting in a permanent higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such adjustments will be successful.

Net revenue in our radio segment decreased to $11.5 million for the three-month period ended September 30, 2020 from $14.8 million for the three-month period ended September 30, 2019. This decrease of approximately $3.3 million, or 22%, in net revenue was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

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

Operational Impact

As result of lockdown, shelter-in-place, stay-at-home or similar orders imposed beginning in March 2020, businesses in non-essential industries were closed or their operations were curtailed throughout the United States and around the world.  By some estimates, up to 95% of the U.S. population has at one time or another been subject to such orders. While a number of such orders have been lifted or eased, unprecedented disruptions in daily life and business continue on a global scale.

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

Our digital media segment has a significant number of employees in Spain, Mexico and Argentina, which are among the worst affected countries in the world by the pandemic. Spain began to return to work in July following highly restrictive lockdowns that began in March 2020, although in recent weeks there has been a significant increase in new cases reported and the reimposition of lockdowns in many parts of Spain. Mexico began lifting lockdown restrictions in early June and has more recently also seen a significant number of new cases and deaths. In late June, Argentina extended and strengthened existing lockdown conditions in Buenos Aires that began nationwide in March 2020 as a significant number of new cases and deaths continues. Nonetheless, most of our employees in our digital media segment work remotely and we have not seen a significant interruption in our digital media business to date. We cannot give assurance at this time whether a more prolonged or extensive impact of the pandemic in Spain, Latin America or any other location where our digital media segment has employees or operates would not adversely affect our digital media business.

Our corporate office is located in Santa Monica, California, which, since March 19, 2020, has been subject to a general statewide order, as modified from time to time, to stay at home except as needed to maintain continuity of operations of critical infrastructure sectors. We have been operating with reduced staff in our corporate office, with certain staff working remotely, despite some easing of the stay-at-home order in California during the quarter ended September 30, 2020. We have not experienced any significant interruption in any of our corporate or administrative departments, including without limitation our finance and accounting departments.

Financial Impact

In the quarter ended September 30, 2020, the global, U.S. and local economies declined at a slower rate than during the quarter ended June 30, 2020. With the exception of political advertising as we enter the height of the election cycle, we continued to experience significant cancellations of advertising and a significant decrease in new advertising placements in our television segment and especially our radio segment that we had begun to experience during the last half of March 2020, although we experienced this decrease at a slower rate than we did during the quarter ended June 30, 2020. The impact on our radio segment continues to be significantly greater than that on our television segment because radio audiences declined at a much greater rate as a result of fewer people commuting to work or driving in general as a result of a combination of lockdown, shelter-in-place, stay-at-home or similar orders that were still in effect in various parts of the United States during the quarter ended September 30, 2020, and changes in personal behavior regardless of whether such lockdown, shelter-in-place, stay-at-home or similar orders were still in effect in certain parts of the United States during this period.

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

To partially address this situation, we have continued to significantly reduce some of our advertising rates, primarily in our radio segment, although the rate of decrease in our advertising rates is at a slower pace than it was during the quarter ended June 30, 2020 and has been somewhat moderated by political advertising in our inventory during the election cycle. We have also eased credit terms for certain of our advertising clients to help them manage their own cash flow and address other financial needs.

Depending upon the extent and duration of the pandemic and the continuing economic crisis that has resulted from the pandemic, we expect that these cancellations and reductions in the placement of new advertising will continue in future periods. Therefore, our results of operations for the quarter ended September 30, 2020 may not be indicative of our results of operations for any future period in fiscal year 2020, the full fiscal year 2020 or any other future period. We cannot give assurance at this time whether a more prolonged or extensive impact of the pandemic and the continuing economic crisis that has resulted from the pandemic would not adversely affect our business, results of operations and financial condition in future periods during the course of the pandemic, or beyond.

Based on publicly available information, while it currently appears that the U.S. and some local economies have continued to improve month-over-month during the quarter ended September 30, 2020, such improvement is uneven geographically and by industry. We believe that we have not yet felt the full impact of the continuing economic crisis, nor do we know how soon the global, U.S. and local economies will fully recover to pre-pandemic levels. Therefore, while we hope for a different outcome, we anticipate that we may continue to experience an adverse financial impact on our business and results of operations, albeit at a potentially slower rate, and possibly our financial condition, for an unknown period of time even after lockdown, shelter-in-place, stay-at-home and similar orders have been fully lifted and businesses fully reopen. Additionally, any resurgence of the pandemic, which occurred in many areas of the United States and certain parts of the world during the quarter ended September 30, 2020, and/or any reimposition of lockdown, shelter-in-place, stay-at-home and similar orders, could intensify this adverse impact and add uncertainty to our business, results of operations and financial condition in future periods.

Primarily during the quarter ended March 31, 2020 and early in the quarter ended June 30, 2020, we engaged in a small number of layoffs and significant number of furloughs of employees as a result of the pandemic. Subsequent to the end of the quarter ended September 30, 2020 we terminated these previously furloughed employees. We do not expect that severance expense associated with these terminations will be material.   We will continue to monitor this situation closely and may institute such further layoffs or furloughs as it may feel are appropriate at a future date. We have elected to defer the employer portion of the social security payroll tax (6.2%) as outlined within the Coronavirus Aid, Relief and Economic Security Act of 2020, commonly known as the CARES Act. The deferral is effective from March 27, 2020 through December 31, 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022.

In order to preserve cash during this period, we have instituted certain cost reduction measures. On March 26, 2020, we suspended repurchases under our share repurchase program. Effective April 16, 2020, we instituted a 2.5%-22.5% reduction in salaries company-wide, depending on the amount of then-current compensation. Effective May 16, 2020, we suspended company matching of employee contributions to their 401(k) retirement plans. We also reduced our dividend by 50% beginning in the second quarter of 2020, and we may do so in future periods. Additionally, effective May 28, 2020, the Board of Directors decreased its annual non-employee director fees by 20% for the Board year ending at the 2021 shareholders meeting. We will continue to monitor all of these actions closely in light of current and changing conditions and may institute such additional actions as we may feel are appropriate at a future date.

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

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to

Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2020 and 2019, the amount we paid Univision in this capacity was $2.3 million and $2.0 million, respectively. During the nine-month periods ended September 30, 2020 and 2019, the amount we paid Univision in this capacity was $5.9 million and $6.0 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the three-month periods ended September 30, 2020 and 2019, retransmission consent revenue accounted for approximately $9.1 million and $8.8 million, respectively, of which $6.6 million and $7.0 million, respectively, relate to the Univision proxy agreement. During the nine-month periods ended September 30, 2020 and 2019, retransmission consent revenue accounted for approximately $28.0 million and $26.6 million, respectively, of which $20.3 million and $20.7 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Three- and Nine-Month Periods Ended September 30, 2020 and 2019

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2020	2019	Change	2020	2019	Change
Statements of Operations Data:
Net Revenue	$62,978	$68,816	(8)%	$172,343	$202,737	(15)%

Cost of revenue - digital media	7,808	9,942	(21)%	21,602	26,443	(18)%
Direct operating expenses	24,178	30,807	(22)%	72,997	89,392	(18)%
Selling, general and administrative expenses	9,883	12,457	(21)%	34,371	39,816	(14)%
Corporate expenses	6,287	6,785	(7)%	18,511	20,180	(8)%
Depreciation and amortization	3,934	4,190	(6)%	12,319	12,412	(1)%
Change in fair value contingent consideration	-	-	0%	-	(2,376)	(100)%
Impairment charge	-	9,075	(100)%	39,835	31,443	27%
Foreign currency (gain) loss	(680)	927	*	673	977	(31)%
Other operating (gain) loss	(2,683)	(1,572)	71%	(5,549)	(5,165)	7%
	48,727	72,611	(33)%	194,759	213,122	(9)%
Operating income (loss)	14,251	(3,795)	*	(22,416)	(10,385)	116%
Interest expense	(1,969)	(3,537)	(44)%	(6,673)	(10,581)	(37)%
Interest income	467	825	(43)%	1,630	2,601	(37)%
Dividend income	3	241	(99)%	26	747	(97)%
Income before income (loss) taxes	12,752	(6,266)	*	(27,433)	(17,618)	56%
Income tax benefit (expense)	(3,736)	(5,920)	(37)%	3,195	(9,265)	*
Income (loss) before equity in net income (loss) of
nonconsolidated affiliate	9,016	(12,186)	*	(24,238)	(26,883)	(10)%
Equity in net income (loss) of nonconsolidated affiliate, net of tax	-	(31)	(100)%	-	(189)	(100)%
Net income (loss)	$9,016	$(12,217)	*	$(24,238)	$(27,072)	(10)%

Other Data:
Capital expenditures	1,841	7,610		7,450	22,433
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				27,773	29,778
Net cash provided by operating activities				25,717	23,486
Net cash provided by (used in) investing activities				35,670	4,852
Net cash used in financing activities				(11,218)	(26,372)

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of September 30): 2020, 3.6 to 1; 2019, 3.3 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Nine-Month Period
	Ended September 30,
	2020	2019
Consolidated adjusted EBITDA	$27,773	$29,778

Interest expense	(6,673)	(10,581)
Interest income	1,630	2,601
Dividend income	26	747
Income tax expense	3,195	(9,265)
Equity in net loss of nonconsolidated affiliates	-	(189)
Amortization of syndication contracts	(383)	(374)
Payments on syndication contracts	325	419
Non-cash stock-based compensation included in direct operating expenses	(383)	(324)
Non-cash stock-based compensation included in corporate expenses	(2,025)	(2,130)
Depreciation and amortization	(12,319)	(12,412)
Change in fair value contingent consideration	-	2,376
Impairment charge	(39,835)	(31,443)
Non-recurring cash severance charge	(1,118)	(1,440)
Other operating gain (loss)	5,549	5,165
Net income (loss)	(24,238)	(27,072)

Depreciation and amortization	12,319	12,412
Impairment charge	39,835	31,443
Deferred income taxes	(8,744)	6,941
Non-cash interest	491	715
Amortization of syndication contracts	383	374
Payments on syndication contracts	(325)	(419)
Equity in net (income) loss of nonconsolidated affiliate	-	189
Non-cash stock-based compensation	2,408	2,454
(Gain) loss on disposal of property and equipment	(767)	158
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	14,285	10,703
(Increase) decrease in prepaid expenses and other assets	6,713	(844)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(16,643)	(13,568)
Cash flows from operating activities	$25,717	$23,486

Consolidated Operations

Net Revenue. Net revenue decreased to $63.0 million for the three-month period ended September 30, 2020 from $68.8 million for the three-month period ended September 30, 2019, a decrease of $5.8 million. Of the overall decrease, approximately $3.9 million was attributable to our digital segment and was primarily due to declines in international revenue and the continuing economic crisis resulting from the COVID-19 pandemic.  This decline in digital revenue is being driven by a trend whereby revenue is shifting more to programmatic revenue. In addition, approximately $3.3 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. The overall decrease was partially offset by an increase of approximately $1.4 million attributable to our television segment and was primarily due to increases in political advertising revenue and retransmission consent revenue, partially offset by decreases in revenue from spectrum usage rights and local and national advertising revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines, competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue.

Net revenue decreased to $172.3 million for the nine-month period ended September 30, 2020 from $202.7 million for the nine-month period ended September 30, 2019, a decrease of $30.4 million. Of the overall decrease, approximately $8.8 million was attributable to our television segment due to decreases in revenue from spectrum usage rights and local and national advertising revenue, partially offset by increases in political advertising revenue and retransmission consent revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines, competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. In addition, approximately $10.5 million of the overall decrease was attributable to our digital segment and was primarily due to declines in international revenue and the continuing economic crisis resulting from the COVID-19 pandemic.  This decline in digital revenue is being driven by a trend whereby revenue is shifting more to programmatic revenue. In addition, approximately $11.1 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue.

We currently anticipate that for the full year 2020, net revenue will decrease, primarily due to the continuing economic crisis resulting from the COVID-19 pandemic and the continuing effects of that crisis.

Cost of revenue-Digital. Cost of revenue in our digital segment decreased to $7.8 million for the three-month period ended September 30, 2020 from $9.9 million for the three-month period ended September 30, 2019, a decrease of $2.1 million, primarily due to a decrease in expenses associated with the decrease in revenue in our digital segment.

Cost of revenue in our digital segment decreased to $21.6 million for the nine-month period ended September 30, 2020 from $26.4 million for the nine-month period ended September 30, 2019, a decrease of $4.8 million, primarily due to a decrease in expenses associated with the decrease in revenue in our digital segment.

Direct Operating Expenses. Direct operating expenses decreased to $24.2 million for the three-month period ended September 30, 2020 from $30.8 million for the three-month period ended September 30, 2019, a decrease of $6.6 million. Of the overall decrease, approximately $1.1 million was attributable to our television segment and was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020. Additionally approximately $2.2 million of the overall decrease was attributable to our digital segment and was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and expenses associated with the decrease in advertising revenue. Additionally, approximately $3.3 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and expenses associated with the decrease in advertising revenue. As a percentage of net revenue, direct operating expenses decreased to 38% for the three-month period ended September 30, 2020 from 45% for the three-month period ended September 30, 2019, because the rate of decline in expenses exceeded the rate of decline in revenue.

Direct operating expenses decreased to $73.0 million for the nine-month period ended September 30, 2020 from $89.4 million for the nine-month period ended September 30, 2019, a decrease of $16.4 million. Of the overall decrease, approximately $2.2 million was attributable to our television segment and was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and expenses associated with the decrease in advertising revenue. Additionally approximately $5.6 million of the overall decrease was attributable to our digital segment and was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and expenses associated with the decrease in advertising revenue. Additionally approximately $8.6 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and expenses associated with the decrease in advertising revenue. As a percentage of net revenue, direct operating expenses decreased to 42% for the nine-month period ended September 30, 2020 from 44% for the nine-month period ended September 30, 2019, because the rate of decline in expenses exceeded the rate of decline in revenue.

We currently anticipate that direct operating expenses will decrease during 2020, primarily as a result of lower expenses associated with the anticipated decrease in revenue due to the continuing economic crisis caused by the COVID-19 pandemic, and the continuing effects of that crisis, including the company-wide reduction in salaries implemented effective April 16, 2020. Additionally, we currently anticipate that direct operating expenses will decrease during 2020 due to a structural change in compensation for one of our radio personalities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $9.9 million for the three-month period ended September 30, 2020 from $12.5 million for the three-month period ended September 30, 2019, a decrease of $2.6 million. The decrease was primarily due to decreases in salary expense and payroll tax, as a result of the company-wide reduction in salaries implemented effective April 16, 2020. As a percentage of net revenue, selling, general and administrative expenses decreased to 16% for the three-month period ended September 30, 2020 from 18% for the three-month period ended September 30, 2019, because the rate of decline in expenses exceeded the rate of decline in revenue.

Selling, general and administrative expenses decreased to $34.4 million for the nine-month period ended September 30, 2020 from $39.8 million for the nine-month period ended September 30, 2019, a decrease of $5.4 million. The decrease was primarily due to decreases in salary expense and payroll tax, as a result of the company-wide reduction in salaries implemented effective April 16, 2020. As a percentage of net revenue, selling, general and administrative expenses remained constant at 20% for the nine-month periods ended September 30, 2020 and 2019.

We currently anticipate that selling, general and administrative expenses will decrease during 2020, primarily due to the continuing economic crisis resulting from the COVID-19 pandemic and the continuing effects of that crisis, including the company-wide reduction in salaries implemented effective April 16, 2020.

Corporate Expenses. Corporate expenses decreased to $6.3 million for the three-month period ended September 30, 2020 from $6.8 million for the three-month period ended September 30, 2019, a decrease of $0.5 million. The decrease was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and audit fees. These decreases were partially offset by expenses for legal and financial due diligence related to a then pending acquisition (see Note 7 to Notes to Consolidated Financial Statements). As a percentage of net revenue, corporate expenses remained constant at 10% for the three-month periods ended September 30, 2020 and 2019.

Corporate expenses decreased to $18.5 million for the nine-month period ended September 30, 2020 from $20.2 million for the nine-month period ended September 30, 2019, a decrease of $1.7 million. The decrease was primarily due to decreases in salary expense, as a result of the company-wide reduction in salaries implemented effective April 16, 2020, and audit fees. These decreases were partially offset by expenses for legal and financial due diligence related to a then pending acquisition (see Note 7 to Notes to Consolidated Financial Statements). As a percentage of net revenue, corporate expenses increased to 11% for the nine-month period ended September 30, 2020 from 10% for the nine-month period ended September 30, 2019, because the rate of decline in revenue exceeded the rate of decline in expenses.

We currently anticipate that corporate expenses will decrease during 2020, primarily due to the continuing economic crisis resulting from the COVID-19 pandemic and the continuing effects of that crisis, including the company-wide reduction in salaries implemented effective April 16, 2020.

Depreciation and Amortization. Depreciation and amortization decreased to $3.9 million for the three-month period ended September 30, 2020 compared to $4.2 million for the three-month period ended September 30, 2019.  The decrease was primarily attributable to long-lived assets in our digital segment that were impaired in the first quarter of 2020.

Depreciation and amortization decreased to $12.3 million for the nine-month period ended September 30, 2020 compared to $12.4 million for the nine-month period ended September 30, 2019.  The decrease was primarily attributable to long-lived assets in our digital segment that were impaired in the first quarter of 2020, partially offset by fixed assets additions in our television segment as part of the broadcast television repack following the FCC auction for broadcast spectrum.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to our 2017 acquisition of 100% of several entities collectively doing business as Headway (“Headway”), we recognized income of $2.4 million for the nine-month period ended September 30, 2019.

Foreign currency (gain) loss. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, our operating expenses are generally denominated in the currencies of the countries in which our operations are located, and we have operations in countries other than the United States, primarily those operations related to our Headway business. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our Headway business. We had a foreign currency gain of $0.7 million for the three-month period ended September 30, 2020 compared to a foreign currency loss of $0.9 million for the three-month period ended September 30, 2019. Foreign currency gain was primarily due to currency fluctuations that affected our digital segment operations located outside the United States, primarily related to the Headway business.

We had a foreign currency loss of $0.7 million for the nine-month period ended September 30, 2020 compared to a foreign currency loss of $1.0 million for the nine-month period ended September 30, 2019. Foreign currency loss was primarily due to currency fluctuations that affected our digital segment operations located outside the U.S., primarily related to the Headway business.

Other operating gain. Other operating gain increased to $2.7 million for the three-month period ended September 30, 2020 from $1.6 million for the three-month period ended September 30, 2019, primarily due to gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum.

Other operating gain increased to $5.5 million for the nine-month period ended September 30, 2020 from $5.2 million for the nine-month period ended September 30, 2019, primarily due to gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum, and gains from the sale of certain assets. See Note 2 to Notes to Consolidated Financial Statements.

Impairment. Due to the continuing economic crisis resulting from the COVID-19 pandemic, we experienced a decline in performance across all our reporting units beginning late in the first quarter of 2020. Additionally, the digital reporting unit was already facing declining results prior to the onset of the pandemic, caused by continuing competitive pressures and rapid changes in the digital advertising industry, which then further accelerated late in the quarter as a result of the economic crisis brought about from the pandemic. The results of the television and radio reporting units prior to the onset of the pandemic were exceeding internal budgets, driven in large part by political advertising revenue, but declined sharply in the last few weeks of that quarter. As a result, we updated our internal forecasts of future performance and determined that triggering events had occurred during the first quarter of 2020 that required interim impairment assessments related to goodwill, indefinite lived intangible assets and long-lived assets. As a result of these assessments, we recognized impairment charges totaling $39.8 million in the nine-month period ended September 30, 2020. We did not recognize impairment charges in the three-month period ended September 30, 2020.

Impairment charge related to goodwill in our digital reporting unit was $5.3 million and $27.7 million for the three-and nine-month periods ended September 30, 2019. Impairment charge related to indefinite life intangible assets in our television reporting unit was $3.5 million for the three-and nine-month periods ended September 30, 2019. Impairment charge related to the fair market value of our assets held for sale was $0.2 million for the three-and nine-month periods ended September 30, 2019.

Operating Income (Loss). As a result of the above factors, operating income was $14.3 million for the three-month period ended September 30, 2020, compared to operating loss of $3.8 million for the three-month period ended September 30, 2019. As a result of the above factors, operating loss was $22.4 million for the nine-month period ended September 30, 2020, compared to operating loss of $10.4 million for the nine-month period ended September 30, 2019

Interest Expense, net. Interest expense, net decreased to $1.5 million for the three-month period ended September 30, 2020 from $2.7 million for the three-month period ended September 30, 2019, a decrease of $1.2 million. This decrease was primarily due to lower principal balance as a result of repayment in the fourth quarter of 2019, and a lower interest rate.

Interest expense, net decreased to $5.0 million for the nine-month period ended September 30, 2020 from $8.0 million for the nine-month period ended September 30, 2019, a decrease of $3.0 million. This decrease was primarily due to lower principal balance as a result of repayment in the fourth quarter of 2019, and a lower interest rate.

Income Tax Benefit (Expense).  Income tax benefit for the nine-month period ended September 30, 2020 was $3.2 million, or 12% of our pre-tax loss. Income tax expense for the nine-month period ended September 30, 2019 was $9.3 million, or negative 53% of our pre-tax loss.  The effective tax rate for the nine-month period ended September 30, 2020 was different from our statutory rate due to foreign and state taxes, a valuation allowance on deferred tax assets in our Spanish entity, adjustments to our state tax return filings as a result of gain that was previously deferred, and nondeductible expenses, primarily goodwill impairment charges. We compute our interim tax expense by projecting our effective tax rate for the year and applying the projected annual effective tax rate to the year to date pre-tax income from continuing operations for the reporting quarter. Additional “discrete" items (such as excess tax benefits from share based compensation) may adjust the year-to-date tax expense in the quarter in which such items occur.

Our management periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets and the amount maintained in any such allowance is highly subjective and is based on many factors, several of which are subject to significant judgment calls.  Based on our analysis we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of our digital operations located in Spain.  As a result of recurring losses from our digital operations in Spain, management has determined that it is more likely than not that deferred tax assets of approximately $1.9 million at September 30, 2020 will not be realized and therefore we have established a valuation allowance on those assets.

We intend to reinvest permanently our unremitted earnings in our foreign subsidiaries, and accordingly have not provided deferred tax liabilities on those earnings. We have not yet determined an estimate of the total amount of unremitted earnings.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $37.8 million for the three-month period ended September 30, 2020 from $36.4 million for the three-month period ended September 30, 2019. This increase of approximately $1.4 million, or 4%, in net revenue was a result of an increase in political advertising revenue and retransmission consent revenue, partially offset by decreases in revenue from spectrum usage rights and local and national advertising revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines, competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. We generated a total of $9.1 million and $8.8 million in retransmission consent revenue for the three-month periods ended September 30, 2020 and 2019, respectively.

Net revenue in our television segment decreased to $103.9 million for the nine-month period ended September 30, 2020 from $112.7 million for the nine-month period ended September 30, 2019. This decrease of approximately $8.8 million, or 8%, in net revenue was a result of decreases in revenue from spectrum usage rights and local and national advertising revenue, partially offset by an increase in political advertising revenue and retransmission consent revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines, competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. We generated a total of $28.0 million and $26.6 million in retransmission consent revenue for the nine-month periods ended September 30, 2020 and 2019, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $14.6 million for the three-month period ended September 30, 2020 from $15.7 million for the three-month period ended September 30, 2019, a decrease of approximately $1.1 million. The decrease was primarily due to decreases in salary expense.

Direct operating expenses in our television segment decreased to $43.5 million for the nine-month period ended September 30, 2020 from $45.7 million for the nine-month period ended September 30, 2019, a decrease of approximately $2.2 million. The decrease was primarily due to decreases in salary expense and expenses associated with the decrease in advertising revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $4.4 million for the three-month period ended September 30, 2020 from $5.5 million for the three-month period ended September 30, 2019, a decrease of approximately $1.1 million. The decrease was primarily due to decreases in salary expense and payroll tax expense.

Selling, general and administrative expenses in our television segment decreased to $15.0 million for the nine-month period ended September 30, 2020 from $16.9 million for the nine-month period ended September 30, 2019, a decrease of approximately $1.9 million. The decrease was primarily due to decreases in salary expense and payroll tax expense.

Digital

Net Revenue.  Net revenue in our digital segment decreased to $13.7 million for the three-month period ended September 30, 2020 from $17.6 million for the three-month period ended September 30, 2019. This decrease of approximately $3.9 million, or 22%, in net revenue was a result of declines in international revenue and the continuing economic crisis resulting from the COVID-19 pandemic.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us.  In response to this trend, we are offering programmatic alternatives to advertisers, which is putting pressure on margins.  We expect this trend will continue in future periods, likely resulting in a permanent higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such adjustments will be successful.

Net revenue in our digital segment decreased to $38.4 million for the nine-month period ended September 30, 2020 from $48.9 million for the nine-month period ended September 30, 2019. This decrease of approximately $10.5 million, or 22%, in net revenue was a result of declines in international revenue and the continuing economic crisis resulting from the COVID-19 pandemic.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us.  In response to this trend, we are offering programmatic alternatives to advertisers, which is putting pressure on margins. We expect this trend will continue in future periods, likely resulting in a permanent higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such adjustments will be successful.

Cost of revenue.  Cost of revenue in our digital segment decreased to $7.8 million for the three-month period ended September 30, 2020 from $9.9 million for the three-month period ended September 30, 2019, a decrease of $2.1 million, primarily due to a decrease in expenses associated with the decrease in revenue. As a percentage of digital net revenue, cost of revenue increased to 57% for the three-month period ended September 30, 2020 from 56% for the three-month period ended September 30, 2019.

Cost of revenue in our digital segment decreased to $21.6 million for the nine-month period ended September 30, 2020 from $26.4 million for the nine-month period ended September 30, 2019, a decrease of $4.8 million, primarily due to a decrease in expenses associated with the decrease in revenue. As a percentage of digital net revenue, cost of revenue increased to 56% for the nine-month period ended September 30, 2020 from 54% for the nine-month period ended September 30, 2019.

Direct operating expenses. Direct operating expenses in our digital segment decreased to $3.0 million for the three-month period ended September 30, 2020 from $5.2 million for the three-month period ended September 30, 2019, a decrease of $2.2 million. The decrease was primarily due to a decrease in expenses associated with the decrease in revenue and a decrease in salary expense.

Direct operating expenses in our digital segment decreased to $9.1 million for the nine-month period ended September 30, 2020 from $14.7 million for the nine-month period ended September 30, 2019, a decrease of $5.6 million. The decrease was primarily due to a decrease in expenses associated with the decrease in revenue and a decrease in salary expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment decreased to $2.4 million for the three-month period ended September 30, 2020 from $2.8 million for the three-month period ended September 30, 2019, a decrease of $0.4 million. The decrease was primarily due to a decrease in salary expense.

Selling, general and administrative expenses in our digital segment decreased to $9.3 million for the nine-month period ended September 30, 2020 from $9.5 million for the nine-month period ended September 30, 2019, a decrease of $0.2 million. The decrease was primarily due to a decrease in salary expense, offset by an increase in bad debt expense.

Radio

Net Revenue.  Net revenue in our radio segment decreased to $11.5 million for the three-month period ended September 30, 2020 from $14.8 million for the three-month period ended September 30, 2019. This decrease of approximately $3.3 million, or 22%, in net revenue was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The overall decrease was as a result primarily of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

Net revenue in our radio segment decreased to $30.0 million for the nine-month period ended September 30, 2020 from $41.1 million for the nine-month period ended September 30, 2019. This decrease of approximately $11.1 million, or 27%, in net revenue was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The overall decrease was as a result primarily of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $6.6 million for the three-month period ended September 30, 2020 from $9.9 million for the three-month period ended September 30, 2019, a decrease of $3.3 million. The decrease was primarily due to decreases in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Direct operating expenses in our radio segment decreased to $20.4 million for the nine-month period ended September 30, 2020 from $29.0 million for the nine-month period ended September 30, 2019, a decrease of $8.6 million. The decrease was primarily due to decreases in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $3.1 million for the three-month period ended September 30, 2020 from $4.2 million for the three-month period ended September 30, 2019, a decrease of $1.1 million. The decrease was primarily due to decreases in salary expense and payroll tax expense.

Selling, general and administrative expenses in our radio segment decreased to $10.1 million for the nine-month period ended September 30, 2020 from $13.4 million for the nine-month period ended September 30, 2019, a decrease of $3.3 million. The decrease was primarily due to decreases in salary expense and payroll tax expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had a net loss of $19.7 million for the year ended December 31, 2019, and net income of $12.2 million and $175.7 million for the years ended December 31, 2018 and 2017, respectively. We had positive cash flow from operations of $31.5 million, $33.8 million and $301.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. We generated cash flows from operations of $25.7 million for the nine-month period ended September 30, 2020. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

Although we anticipate that revenue and cash flows from operations will decrease significantly due to the continuing economic crisis resulting from the COVID-19 pandemic and the continuing effects of that crisis, depending upon its extent and duration, we currently believe that our current cash position is capable of meeting our expenses for at least the next twelve months. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $83.3 million, and available for sale marketable securities in the additional amount of $53.2 million, as of September 30, 2020. Our liquidity is not materially impacted by the amount held in accounts outside the United States as our operating cash flows are driven primarily by U.S. sources.

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

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of September 30, 2020, the interest rate on our Term Loan B was 2.92%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

The carrying amount of the Term Loan B Facility as of September 30, 2020 was $214.1 million, net of $1.9 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of September 30, 2020 was $203.0 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

In the three-month period ended September 30, 2020, we did not repurchase any shares of our Class A common stock. As of September 30, 2020, we have repurchased a total of approximately 8.6 million shares of our Class A common stock for aggregate purchase price of approximately $32.2 million, or an average price per share of $3.76, since the beginning of the share repurchase program. As of September 30, 2020, all such repurchased shares were retired.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $27.8 million for the nine-month period ended September 30, 2020 compared to $29.8 million for the nine-month period ended September 30, 2019. As a percentage of net revenue, consolidated adjusted EBITDA increased to 16% for the nine-month period ended September 30, 2020 from 15% for the nine-month period ended September 30, 2019.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of September 30): 2020, 3.6 to 1; 2019, 3.3 to 1.

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

Cash Flow

Net cash flow provided by operating activities was $25.7 million for the nine-month period ended September 30, 2020, compared to net cash flow provided by operating activities of $23.5 million for the nine-month period ended September 30, 2019. We had a net loss of $24.2 million for the nine-month period ended September 30, 2020, which included non-cash items such as impairment loss of $39.8 million, depreciation and amortization expense of $12.3 million and non-cash stock-based compensation of $2.4 million. We had a net loss of $27.1 million for the nine-month period ended September 30, 2019, which included non-cash items such as impairment loss of $31.4 million with respect to our digital and television reporting units, depreciation and amortization expense of $12.4 million and non-cash stock-based compensation of $2.5 million. We currently expect that cash flow from operating activities for the full year 2020 will decrease compared to 2019 due to the continuing economic crisis resulting from the COVID-19 pandemic, and the continuing effects of that crisis.

Net cash flow provided by investing activities was $35.7 million for the nine-month period ended September 30, 2020, compared to net cash flow provided by investing activities of $4.9 million for the nine-month period ended September 30, 2019. During the nine-month period ended September 30, 2020, we had proceeds of $38.5 million from the maturity of marketable securities and proceeds of $5.1 million from the sale of property and equipment and intangibles, spent $7.7 million in net capital expenditures and spent $0.2 million to purchase intangible assets. During the nine-month period ended September 30, 2019, we had proceeds of $27.9 million from the maturity of marketable securities, spent $21.2 million in net capital expenditures and spent $1.4 million to purchase marketable securities. We anticipate that our capital expenditures will be approximately $8.0 million during the full year 2020, of which approximately $3.6 million relates to the required relocation of certain of our television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum, which amount we expect to be reimbursed to us by the FCC. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and any net cash flow from operations.

Net cash flow used in financing activities was $11.2 million for the nine-month period ended September 30, 2020, compared to net cash flow used in financing activities of $26.4 million for the nine-month period ended September 30, 2019. During the nine-month period ended September 30, 2020, we made dividend payments of $8.4 million, principal debt repayments of $2.3 million, and spent $0.5 million for the repurchase of Class A common stock. During the nine-month period ended September 30, 2019, we made dividend payments of $12.8 million, principal debt repayments of $2.3 million, and spent $10.4 million for the repurchase of Class A common stock and $0.8 million for taxes related to shares withheld for share-based compensation plans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of September 30, 2020, we had $216.0 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the Eurodollar were to increase by a hypothetical 100 basis points, or one percentage point, from its September 30, 2020 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.2 million based on the outstanding balance of our term loan as of September 30, 2020.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our Headway business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2020 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Spain, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

We have designed and implemented the above changes.  However, we are continuing to evaluate their operating effectiveness. These changes remain subject to continued management review, supported by confirmation and testing, as well as continued Audit Committee oversight.  Based on management’s review and the oversight of the Audit Committee to date, we have determined that, although substantial progress has been made in remediating this material weakness, the weakness has not been fully remediated as of the date of this quarterly report.

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

In the three-month period ended September 30, 2020, we did not repurchase any shares of our Class A common stock. As of September 30, 2020, we have repurchased a total of approximately 8.6 million shares of our Class A common stock for an aggregate purchase price of approximately $32.2 million, or an average price per share of $3.76, since the beginning of the share repurchase program. As of September 30, 2020, all such repurchased shares were retired.

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

Date: November 6, 2020