Form 10-K
period 2020-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2021-04-12
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Emerging growth company	☐

Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 was approximately $96,767,128 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of April 5, 2021, there were 60,765,450 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders scheduled to be held on May 27, 2021 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

•	our continued compliance with all of our obligations under the 2017 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	rapid changes in digital advertising;
•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
•	the impact of changing preferences, if any, among U.S. Hispanic audiences for Spanish-language programming, especially among younger age groups;
•	the impact of changing preferences, if any, among audiences favoring newer forms of media, including digital and other forms of such media, over traditional media, including television and radio;
•	the ability to keep up with rapid technological and other changes, and compete effectively, in new forms of media, including digital media, and changes within digital media;
•	the possible impact on our business as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc., or Univision;
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2017 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;
•	our ability to implement effective internal controls to address the material weaknesses identified in this report;
•	industry-wide market factors and regulatory and other developments affecting our operations;
•	the ability to manage our growth effectively, including having adequate personnel and other resources for both operational and administrative functions;
•	general economic uncertainty, whether as a result of the COVID-19 pandemic or otherwise;
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
•

the effect of changes in broadcast transmission standards by the Advanced Television Systems Committee's 3.0 standard (“ATSC 3.0”), as they are being adopted in the broadcast industry and as they may impact our ability to monetize our spectrum assets; and

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 33 below.

ITEM 1.	BUSINESS

The discussion of the business of Entravision Communications Corporation and its wholly-owned subsidiaries, or Entravision or the Company, is as of the date of filing this report, unless otherwise indicated.

Overview

Introduction

We are a diversified global media, marketing and technology company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain and Latin America, reaches a global market. Our operations encompass integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television, radio and digital.

We own and/or operate 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. Our television operations comprise the largest affiliate group of both the top-ranked Univision television network and Univision’s UniMás network, with television stations in 19 of the nation’s top 50 U.S. Hispanic markets. According to Univision, which uses viewing data from Nielsen Holdings plc, or Nielsen, Univision’s primary network was set to finish 2020 as the number one Spanish-language network with total viewers 2+ and adults 18-49 for the 28th consecutive year, and among the top five broadcast networks, regardless of language, with adults 18-49 for the 17th consecutive year. Univision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours. For a more complete discussion of our relationship with Univision, please see “Our Relationship with Univision” and “Television – Television Programming” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”; and for a discussion of various risks related to our relationship with Univision, please see “Risk Factors.”

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

We provide digital advertising solutions that allow advertisers to reach primarily Hispanic online audiences worldwide. We operate proprietary technology and data platforms that deliver digital advertising in various advertising formats that allow advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites, the digital media sites of our publisher partners, and on other digital media sites we access through third-party platforms and exchanges.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, retransmission consent agreements that are entered into with multichannel video programming distributors, or MVPDs, and agreements associated with our television stations’ spectrum usage rights. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. In our television and radio segments, we recognize advertising revenue when commercials are broadcast. In our digital segment, we recognize advertising revenue when display or other digital advertisements record impressions on the websites of our third party publishers or as the advertiser’s previously agreed-upon performance criteria are satisfied. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts we have entered into directly with agencies, we record net revenue from these agencies.

We refer to the revenue generated by agreements with MVPDs as retransmission consent revenue, which represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We recognize retransmission consent revenue earned as the television signal is delivered to an MVPD.

Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2020, 2024, etc.), and, to a lesser degree, Congressional mid-term election years (2022, 2026, etc.), resulting from increased political advertising in those years compared to other years. Advertising revenue in our radio segment is also generally higher during years when we broadcast the FIFA World Cup on our radio stations.

Our licenses from the Federal Communications Commission, or FCC, grant us spectrum usage rights within each of the television markets in which we operate. These spectrum usage rights give us the authority to broadcast our stations’ over-the-air television signals to our viewers. We regard these rights as a valuable asset. With the proliferation of mobile devices and advances in technology that have freed up spectrum capacity, the monetization of our spectrum usage rights has become a significant source of revenue in recent years.  We generate revenue from agreements associated with these television stations’ spectrum usage rights from a variety of sources, including but not limited to agreements with third parties to utilize spectrum for the broadcast of their multicast networks; charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with our broadcasting operations; and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements.  Revenue generated by such agreements is recognized over the period of the lease or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference.  In addition, subject to certain restrictions contained in our 2017 Credit Agreement, we will consider strategic acquisitions of television stations to further this strategy from time to time, as well as additional monetization opportunities expected to arise as the television broadcast industry implements the standards contained in ATSC 3.0.

Our net revenue for the year ended December 31, 2020 was approximately $344.0 million. Of this amount, revenue generated by our television segment accounted for approximately 45%, revenue generated by our digital segment accounted for approximately 42%, and revenue generated by our radio segment accounted for approximately 13%, of total revenue.

Our primary expenses are employee compensation, including commissions paid to our sales staff and amounts paid to our national sales representative firms, as well as expenses for general and administrative functions, promotion and selling, engineering, marketing, and local programming. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets. Cost of revenue related to our digital segment consists primarily of the costs of online media acquired from third-party publishers and third party server costs. Direct operating expenses include salaries and commissions of sales staff, amounts paid to national representation firms, production and programming expenses, fees for ratings services, and engineering costs. Corporate expenses consist primarily of salaries related to corporate officers and back office functions, third party legal and accounting services, and fees incurred as a result of being a publicly traded and reporting company.

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

Business Strategy

Our strategy is to reach Hispanic audiences primarily in the United States, Mexico and other markets in Latin America. We own and/or operate media properties in 14 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we own and/or operate media properties in 10 of the 15 fastest-growing markets. We believe that targeting the U.S. Hispanic market will continue to translate into revenue growth in the future, including for the following reasons:

•

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. More than 60 million Hispanics live in the United States, accounting for approximately 18% of the total U.S. population, according to the U.S. Census Bureau. The overall Hispanic population is growing at eight times the rate of the non-Hispanic population and is expected to grow to 69 million, or approximately 20% of the total U.S. population, by 2025. Approximately 62% of the total future growth in the U.S. population through 2025 is expected to come from the Hispanic community.

•

Spanish-Language Use. Approximately 78% of Hispanics age five and over in the United States speak some Spanish, while approximately 64% of U.S. Hispanics age five and over are bilingual and 32% are Spanish dominant, according to Geoscape, a business unit of Claritas LLC, or Geoscape.

•

Increasing U.S. Hispanic Buying Power. The U.S. Hispanic population is projected to account for total consumer expenditures of over $978 billion in 2020, according to Geoscape. With an average expected household income of $74,000 in 2020, Hispanic household income is growing at a faster rate than non-Hispanic household income and is projected to reach an aggregate of $1.6 trillion in 2025.

•

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We also believe that the larger average size and younger median age of Hispanic households (averaging 3.3 persons and 31.0 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 42.8 years of age) lead Hispanics to spend more per household in many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average non-Hispanic U.S. household, the average U.S. Hispanic household spends 3% more per year than the average U.S. non-Hispanic household on food at non-alcoholic beverages at home, 11% more on quick service restaurants, 32% more on children’s clothing, 21% more on footwear, 13% more on soaps, detergents and other cleaning products and 18% more on cellular phone services. We expect U.S. Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

•	Spanish-Language Advertising. According to Nielsen, over $7.3 billion of total advertising expenditures in the United States were placed with Spanish-language media in 2020.

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

Our television operations comprise the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. Univision reports that Univision and UniMás networks were scheduled to finish 2020 as the only two major broadcasters to increase their audience year-over-year in primetime among total viewers 2+ years of age, adults 18-49 and adults 18-34. In addition, according to Univision, it was set to finish 2020 as the number one Spanish-language network for the 28th consecutive year, and among the top five broadcast networks, regardless of language, with adults 18-49 for the 17th consecutive year and with total viewers 2+ years of age. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, seven days a week, including a prime time schedule on its primary network of substantially all first-run programming throughout the year. We believe that the breadth and diversity of Univision’s programming, combined with our local news and community-oriented segments, provide us with an advantage over other Spanish-language and English-language media in reaching U.S. Hispanic viewers. We design our local content in an effort to meet the needs of our communities and brand each of our stations as the best source for relevant community information that accurately reflects local interests and needs.

We format the programming of our radio networks and radio stations in an effort to capture a substantial share of the U.S. Hispanic audience in each of our radio markets. We operate each of our four radio networks – La Tricolor, La Suavecita, Fuego and José, Toca las de tu Rancho – using a format designed to appeal to different listener tastes. In markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe appeals to local listeners.

Develop Local Content, Programming and Community Involvement. We believe that local content and service to the community in each of our markets is an important part of building our brand identity and providing meaningful local service within those markets. By combining our local news, local content and quality network programming, we believe that we have a significant competitive advantage. We also believe that our active community involvement, including station remote broadcasting appearances at client events and concerts, which were restricted in 2020 due to the COVID-19 pandemic, and tie-ins to major events, helps to build company and station awareness and identity as well as viewer and listener loyalty. We also promote civic involvement and inform our listeners and viewers of significant developments affecting their communities.

Distribute News and Other Content Across Our Television, Radio and Digital Properties. We develop our own Emmy® award-winning news, entertainment and lifestyle content, including a Sunday morning political talk show, “Política Ya with Tsi-Tsi-Ki Félix”. We also employ our own White House correspondent in Washington, D.C. We distribute this content across our television, radio and digital properties, including “Noticiasya.com”, our news website. In addition, through the Entravision Radio Network, we syndicate, distribute and sell some of our radio programs including “El Show de Piolin”, “The Shoboy Show” and “El Show de Alex ‘El Genio’ Lucas” across a network of more than 300 radio stations, which includes our radio stations as well as other radio stations that we do not own or operate, in more than 100 markets throughout the United States. We also broadcast, on an exclusive basis, and syndicate, National Football League, or NFL, games, including Sunday Night Football, Monday Night Football, the NFL playoffs, including the Super Bowl, and the Pro Bowl, in Spanish, on 16 radio stations. We also broadcast Mexican National Soccer team matches through our partner Futbol de Primera, including a one-hour soccer program with general soccer updates and interviews, on 14 radio stations. We will also broadcast the 2021 CONCACAF Gold Cup and the 2022 FIFA World Cup on our radio stations.

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

Continuing to Innovate and Invest in Technology and Data. We continue to make investments in our digital technology, including sales tools and research and development, to further increase the efficiency and effectiveness of our television and radio operations and digital advertising platforms.

Monetize our Spectrum Assets. In recent years, with the proliferation of mobile devices and advances in technology that have freed up spectrum capacity, the monetization of our spectrum usage rights has become a significant source of revenue. We generate revenue from agreements associated with these television stations’ spectrum usage rights from a variety of sources, including but not limited to agreements with third parties to utilize spectrum for the broadcast of their multicast networks; charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with broadcasting operations; and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements. With more advances in technology, and the implementation of ATSC 3.0, we intend to continue to generate revenue from our spectrum assets.

Target Strategic Acquisitions and Investments.  We intend to continue to evaluate opportunities to acquire complementary businesses and technologies that are consistent with our overall growth strategy. We believe that our knowledge of, and experience with, the U.S. Hispanic and global digital advertising marketplaces will enable us to identify acquisitions of television, radio and digital properties. Since our inception, we have used our management expertise, programming, local involvement and brand identity to improve our acquired media properties and audience reach. However, we are currently subject to certain limitations on acquisitions under the terms of the 2017 Credit Agreement. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below.

Acquisition and Disposition Strategies

Historically, our acquisition strategy was focused on increasing our television and radio broadcasting presence in those markets in which we already compete, as well as expanding our operations into U.S. Hispanic markets where we do not own properties. We targeted fast-growing and high-density U.S. Hispanic markets. These included many markets in the southwestern United States, including Texas, California and various other markets along or near the United States/Mexico border. More recently, in order to enhance our product portfolio in our digital segment, we have focused our strategy more on acquisitions of high-growth digital advertising companies in new markets for us, such as Latin American and Europe.

We plan to continue to evaluate opportunities to make future acquisitions as opportunities present themselves, both domestically and internationally, including digital companies, spectrum assets with high potential for future monetization, and additional media properties in markets that will enhance our offerings.

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

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the years ended December 31, 2020 and 2019, the amount we paid Univision in this capacity was $9.1 million and $8.2 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2020 and 2019, retransmission consent revenue accounted for approximately $36.8 million and $35.4 million, respectively, of which $26.8 million and $27.3 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Television

Overview

We own and/or operate Univision-affiliated television stations in 24 markets, including 19 of the top 50 Hispanic markets in the United States. Our television operations comprise the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. Univision’s primary network is available in approximately 79% of U.S. Hispanic television households, Univision reports that Univision and UniMás networks were scheduled to finish 2020 as the only two major broadcasters to increase their audience year-over-year in primetime among total viewers 2+ years of age, adults 18-49 and adults 18-34. In addition, according to Univision, it was set to finish 2020 as the number one Spanish-language network for the 28th consecutive year, and among the top five broadcast networks, regardless of language, with adults 18-49 for the 17th consecutive year and total viewers 2+. UniMás delivers the youngest network audience on broadcast television, regardless of language. We operate both Univision and UniMás affiliates in 20 of our 24 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day, seven days a week. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

Television Programming

Univision Primary Network Programming. Univision has publicly stated that it directs its programming primarily toward a young, family-oriented audience. It begins daily with Despierta America, a variety morning program, Monday through Friday, followed by novelas. In the late afternoon and early evening, Univision offers an entertainment magazine, a news magazine and national news, in addition to local news produced by our television stations. During prime time, Univision airs novelas, music specials and award shows. Prime time is followed by late news. Overnight programming consists primarily of repeats of programming aired previously on the network. Weekend daytime programming begins with children’s programming, and is generally followed by sports, reality, comedy shows and movies.

Approximately eight to ten hours of programming per weekday, including a substantial portion of weekday prime time, are currently programmed with novelas supplied primarily by Grupo Televisa, S.A. de C.V., or Televisa. Although novelas have been compared to daytime soap operas on the English-language television networks, the differences are significant. Novelas, originally developed as serialized books, have a beginning, middle and end, generally run five days per week and conclude three to eight months after they begin. Novelas also have a much broader audience appeal than soap operas, delivering audiences that contain large numbers of men, women, teens and children, unlike soap operas, whose audiences tend to be primarily women.

UniMás Network Programming. Univision has publicly stated that its other 24-hour general-interest Spanish-language broadcast network, UniMás, is programmed to meet the diverse preferences of the multi-faceted U.S. Hispanic community. UniMás’s programming includes sports (including boxing, soccer and a morning wrap-up at 6 a.m. similar to ESPN’s programming), movies (including a mix of English-language movies translated into Spanish) and novelas not run on Univision’s primary network, as well as reruns of popular novelas broadcast on Univision’s primary network.

Our Local Programming. We believe that our local news brands our stations in our television markets. We report our local news to relate to and inform our audiences. According to Nielsen, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in 10 of our television markets among adults 18-49 years of age, including ties, and in nine markets among adults 18-34 and adults 25-54 years of age, including ties. We have made substantial investments in people and equipment in order to provide our local communities with what we believe are quality newscasts. Our local newscasts have won numerous awards, and we strive to support the community in each of our local markets. For example, in 2020, we partnered with Children’s Miracle Network® in a radio event to raise money for local children’s hospitals and collaborated with the “Vota Conmigo 2020” public service campaign to reach out to newly naturalized Hispanic Americans to encourage them to register to vote. Moreover, in several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

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

Our network affiliation agreements with HC2 Network Inc., or HC2, give us the right to broadcast Azteca America network programming on XHAS-TV, serving the Tijuana/San Diego market, and on the secondary program streams of KETF-CD, serving the Laredo market, and KVYE-TV, serving the Yuma-El Centro market, pursuant to at-will arrangements.

Our network affiliation agreements with Fox Broadcasting Company, or Fox, give us the right to broadcast Fox network programming on KFXV-TV with simulcasts on KXFX-CD and KMBH-LD, each serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and KXOF-CD, serving the Laredo market. These agreements expire on December 31, 2022.

We also have agreements with Master Distribution Service, Inc., an affiliate of Fox, which give us the right to provide ten hours per week of MyNetworkTV network programming on KFXV-TV, KXOF-CD and KPSE-LD, provided that MDS has the right to terminate the agreement for KFXV-TV on 14 days’ notice. These agreements expire in September 2021 and may be extended for successive one-year periods by mutual consent of the parties.

Our network affiliation agreement with The CW Network, LLC, or CW, gives us the right to broadcast CW network programming through August 2021 on KCWT-CD and on the secondary program streams of KMBH-LD and KNVO-TV, each serving the Harlingen-Weslaco-Brownsville-McAllen market, and on XHRIO-TV serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market. As a result of changes in regulations in Mexico, we were required to prepay the license fees for our

Mexico broadcast licenses for a period of 20 years. We elected not to make the required prepayment for station XHRIO-TV before the deadline to make such prepayment. As a result, we currently expect to stop broadcasting on this station at the end of the current license term, which expires on December 31, 2021.

Our network affiliation agreement with NBCUniversal Media, LLC, or NBC, gives us the right to broadcast NBC network programming on KMIR-TV, serving the Palm Springs market, through December 31, 2021.

Our network affiliation agreement with Multi Tele Ventas, S.A. de C.V., gives us the right to broadcast Milenio Televisión network programming on XDTV-TV, serving the Tijuana/San Diego market, pursuant to an at-will arrangement.

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

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Orlando-Daytona Beach-Melbourne, Florida	10	1,731,360	358,890	20.7%	WVEN-TV (2) W47DA WVCI-LP WOTF-TV	Univision Univision Univision UniMás
Harlingen-Weslaco-Brownsville-McAllen, Texas	11	380,530	352,740	92.7%	KNVO-TV KTFV-CD (1) KMBH-LD (1) KXFX-CD (1) KFXV-TV (5) KCWT-CD (1)	Univision UniMás Fox Fox Fox CW
Tampa-St. Petersburg (Sarasota), Florida	13	2,035,250	315,940	15.5%	WVEA-TV (2) WFTT-TV	Univision UniMás
San Diego, California	16	1,132,300	298,610	26.4%	KBNT-CD (1) KHAX-LP KDTF-LD KTCD-LP	Univision Univision UniMás LATV
Albuquerque-Santa Fe, New Mexico	17	716,800	295,100	41.2%	KLUZ-TV (2) KTFQ-TV	Univision UniMás
Denver-Boulder, Colorado	18	1,78,440	292,680	16.3%	KCEC-TV (2) KTFD-TV	Univision UniMás
Washington, D.C.	19	2,565,580	288,050	11.2%	WFDC-TV (2) WMDO-CD (1)(4) WJAL-TV (4)	Univision UniMás SonLife
El Paso, Texas	20	343,530	267,360	77.8%	KINT-TV KTFN-TV	Univision UniMás
Boston, Massachusetts	21	2,489,620	230,490	9.3%	WUNI-TV (2) WUTF-TV	Univision UniMás
Las Vegas, Nevada	24	883,510	202,930	24.3%	KINC-TV KNTL-LD (1) KWWB-LP KELV-LD (1)	Univision Univision Univision UniMás
Hartford-New Haven, Connecticut	28	1,002,710	129,150	12.9%	WUVN-TV (4) WUTH-CD (1)(4)	Univision UniMás
Corpus Christi, Texas	29	210,160	127,880	60.9%	KORO-TV KCRP-CD (1)	Univision UniMás
Monterey-Salinas-Santa Cruz, California	35	234,150	90,920	38.8%	KSMS-TV (4) KDJT-CD (1)(4) KCBA-TV (2)	Univision UniMás Fox
Odessa-Midland, Texas	37	173,210	87,430	50.5%	KUPB-TV	Univision
Yuma, Arizona-El Centro, California	39	116,250	78,570	67.6%	KVYE-TV KAJB-TV (2)	Univision UniMás
Laredo, Texas	40	77,640	75,890	97.7%	KLDO-TV KETF-CD (1) KXOF-CD (1)	Univision UniMás Fox
Colorado Springs-Pueblo, Colorado	41	386,620	74,290	19.2%	KVSN-TV KGHB-CD (1)	Univision UniMás

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Santa Barbara-Santa Maria-San Luis Obispo, California	48	242,220	66,200	27.3%	KPMR-TV K17GD-D (1) K32LT-D (1) KTSB-CD (1) K10OG-D (1)	Univision Univision Univision UniMás UniMás
Palm Springs, California	49	167,650	64,740	38.6%	KVER-CD (1) KVES-LD (1) KEVC-CD (1) KMIR-TV KPSE-LD (1)	Univision Univision UniMás NBC MyNetworkTV
Lubbock, Texas	51	167,660	62,630	37.4%	KBZO-LD (1)	Univision
Wichita-Hutchinson, Kansas	59	447,710	50,710	11.3%	KDCU-TV	Univision
Reno, Nevada	60	293,750	48,980	16.7%	KREN-TV KRNS-CD (1)	Univision UniMás
Springfield-Holyoke, Massachusetts	64	257,110	45,480	17.7%	WHTX-LD (1)	Univision
San Angelo, Texas	94	58,000	21,320	36.8%	KEUS-LD (1) KANG-LD (1)	Univision UniMás
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XHDTV-TV (3)	Milenio
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV (3)	Azteca America
Matamoros, Tamaulipas, Mexico (Harlingen- Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV (3)	CW

Source: Nielsen Media Research 2021 universe estimates.

(1)

“CD” in call signs indicates that a station is operated as a Class A digital television service. Certain stations without this “CD” designation are also Class A stations. “LD” in call signs indicates that a station is operated as a low-power digital television service.

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

Digital Television Technology. As we continue to enhance digital television transmission technology for our television stations, we are operating in an environment where we can decide the resolution and number of broadcast streams we provide in our over-the-air transmissions. Depending upon how high a resolution level at which we elect to transmit our programming, we have the potential to transmit over-the-air broadcast streams containing multiple program streams using the bandwidth authorized to each digital station. The transmission of such multiple programming streams is often referred to as multicasting. We currently are multicasting network programming streams, including LATV and other network programming streams, at most of our television stations, along with our primary network program streams. We periodically evaluate these multicasting operations as well as the amount of bandwidth we must allocate to our primary program streams and may consider either expanding or limiting our multicasting operations, or keeping these multicasting operations substantially as at present, in the future. We also continue to monitor developments in digital television technology. The ATSC sets the industry standards (including the current ATSC 1.0) for the technical operation of digital broadcast television stations. ATSC 3.0 is a major revision of the ATSC standards and comprises around 20 standards covering different aspects of the system. The industry standards are designed to offer support for newer technologies, that will allow enhanced video quality, datacasting capabilities, individualized advertising messages, and more robust mobile television support. Television industry observers believe that the combination of these functionalities will enable television broadcasters to engage successfully in new commercial endeavors, not previously available on broadcast television, such as targeted commercial advertising. The FCC has set regulations allowing broadcast stations to offer, on a voluntary basis, ATSC 3.0 services (which the FCC has called Next Gen TV).  In doing so, broadcast television stations must offer ATSC 3.0 services alongside a standard ATSC 1.0 digital signal and there will not be a mandatory transition.  We are considering how we will participate in the adoption of ATSC 3.0 technology and we are awaiting the development and sale of the necessary equipment to transmit and receive such broadcast signals, as well as how ATSC 3.0 is being adopted and accepted by viewers and advertisers.

Television Revenue

Approximately 72% of the revenue generated from our television operations in 2020 was derived from local and national advertising revenue, approximately 24% from retransmission consent revenue, and approximately 4% from spectrum usage rights.

National Advertising. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. We typically engage national sales representative firms to work with our station sales managers and solicit national advertising sales, and we pay certain sales representation fees to these firms relating to national advertising sales. Under our network affiliation agreement with Univision, Univision acts as our sales representative for the sale of national advertising on our Univision and UniMás affiliate television stations, and advertisers which have purchased during 2020 national advertising on these affiliate stations include Charter Communications, Inc., Biden for President, Cox Communications, Inc., Nissan Motor Co., Ltd., U.S. Census Bureau, Mike Bloomberg 2020, Inc., Toyota Motor Corporation, Honda Motor Company, Ltd., Donald J. Trump for President, Inc. and Adventist Health System/West. Azteca America acts as our national sales representative for the sale of national advertising on our Azteca America affiliate station, and Katz Communications, Inc., or Katz, acts as our national sales representative for the sale of national advertising on KMIR-TV and KPSE-LD in the Palm Springs, California market and on our stations that broadcast Fox and CW programming. In 2020, national advertising accounted for approximately 42% of our total television revenue.

Local Advertising. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s local sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2020, local advertising accounted for approximately 30% of our total television revenue.

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

As a result of provisions in the Communications Act of 1934, as amended, or the Communications Act, we are not able to negotiate retransmission consent agreements with other television stations located in the same television market.  The application of this provision prevents us from negotiating with Univision in the six television markets where we and Univision both own television stations. We handle our negotiations directly with MVPDs in those markets where we and Univision are both station owners.

In 2020, retransmission consent revenue accounted for approximately 24% of our total television revenue.

Revenue from Spectrum Usage Rights. We generate revenue from agreements associated with our television stations’ spectrum usage rights from a variety of sources, including but not limited to entering into agreements with third parties to utilize spectrum for the broadcast of their multicast networks, charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference from our broadcasting operations and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements.  Revenue from such agreements is recognized over the period of the programming agreements or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference. In 2020, revenue from spectrum usage rights accounted for approximately 4% of our total television revenue.

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

Nielsen ratings provide advertisers with an industry-accepted measure of television viewing. Nielsen offers a ratings service measuring all television audience viewing. In recent years, Nielsen has modified the methodology of its ratings service in an effort to more accurately measure U.S. Hispanic viewing by using language spoken in the home as a control characteristic of its metered market sample. Nielsen has also added weighting by language as part of its local metered market methodology in many of our metered markets. Nielsen also continues to improve the methods by which it electronically measures television viewing, including using return path data, which is information acquired from MVPDs, and has expanded its Local People Meter service to several of our markets. We believe that these improvements will continue to result in more accurate ratings, allowing our advertisers to more precisely target our viewers. We have made significant investments in experienced sales managers and account executives and have provided our sales professionals with research tools to continue to attract major advertisers.

Television Competition

We face intense competition in the television broadcasting business. In each local television market, we compete for viewers and revenue with other local television stations, which are typically the local affiliates of the five principal English-language television networks, NBC, ABC, CBS, Fox and the CW Network. In certain markets, we also compete for Spanish-language viewers with the local affiliates or owned and operated stations of Telemundo, the Spanish-language television network owned by Comcast Corporation, as well as the Azteca America network and other Spanish-language networks. Telemundo is an industry leader in the production and distribution of high-quality Spanish-Language content to U.S. Hispanics and audiences around the world. Telemundo’s multiple platforms include the Telemundo Network, a Spanish-language television network featuring original productions, theatrical motion pictures, news and sporting events. Several of the companies with which we compete have significantly greater resources and longer operating histories than we do.

We also directly or indirectly compete for viewers and revenue with both English- and Spanish-language independent television stations, other video media (including streaming, mobile and on demand), suppliers of cable television network programs, direct broadcast satellite systems, newspapers, magazines, radio, software applications for mobile media devices, or apps, and other forms of entertainment and advertising. In certain markets we operate radio stations that indirectly compete for local and national advertising revenue with our television stations. Additionally, advertisers allocate finite advertising budgets across different media. We believe the advent of new technologies and services may result in continued emphasis by certain advertisers on these new technologies and services as compared to legacy media, such as television and radio.

We believe that our primary competitive advantages are the quality of the programming we receive through our affiliation with Univision and the quality of our local news programming. According to Nielsen, Univision’s primary network is the most-watched Spanish-language network in the United States during prime time among U.S. Hispanics. Similarly, our local news achieves strong audience ratings. Also, according to Nielsen, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in 10 of our television markets among adults 18-49 years of age, including ties, and in 9 markets among adults 18-34 and adults 25-54 years of age, including ties.

Digital

Overview

We provide digital advertising solutions that allow advertisers to reach global online audiences, through operations that are located primarily in the United States, Spain, and Latin America. We operate proprietary technology and data platforms that deliver digital advertising in various advertising formats to allow advertisers to reach those audiences across a wide range of Internet-connected devices. Those platforms deliver advertising to our owned-and-operated digital sites, as well as third-party sites and apps, that contain digital advertising inventory, including those that we access directly through the owners of those sites and apps or through third-party platforms and exchanges. We access data from these digital media sites and apps and apply our data analytics capabilities to better target and aggregate audience segments that will be relevant to individual advertisers, while allowing the publishers of digital media sites and apps to better sell their digital advertising inventory.

Our Solutions and Technology Platforms

We have developed a suite of digital advertising solutions, both organically and as a result of a series of acquisitions. Through these solutions, we offer advertisers the opportunity to reach and engage with their target audiences by providing access to digital inventory at scale across a wide range of Internet-connected devices. Our solutions include Cisneros Interactive (“Cisneros Interactive”), a business in which we have a majority interest, which maintains sales partnerships with some of the world’s leading digital publishers, including Facebook, Inc., or Facebook, Spotify AB and LinkedIn Corporation, in many countries in Latin America. In those markets, Cisneros Interactive supports advertisers and agencies in their local selling efforts, including by providing credit and local payment options.

Our solutions also include the Smadex platform, which enables clients to purchase electronically and manage data-driven advertising campaigns. This practice – the purchase and sale of advertising inventory electronically – is referred to as programmatic advertising. Programmatic advertising, in addition to being automated, also enables more precise audience targeting. Our other solutions include AudioEngage, a digital audio advertising platform hosting radio and music programming and podcasts; ScrollerAds, a programmatic seller of video advertising; Dataxpand, a data management platform allowing businesses to gain insights into consumer-related data; and our marketing solutions division for small and medium enterprises and national advertisers.

Our ability to optimize the delivery of digital advertisements depends on our ability to successfully leverage data, including data that we collect from advertisers, publishers and third parties, as well as our own operating history. Using cookies and non-cookie based mechanisms, we collect information about the interactions of users with advertisers and publishers’ digital properties, including, for example, information about the placement of advertisements and users’ interactions with our clients’ websites or advertisements. Our ability to successfully leverage such data depends, in part, on our continued ability to access and use such data, which could be restricted by a number of factors, including new developments in, or new interpretations of, laws, regulations and industry standards, consumer choice, changes in technology, including changes in web browser technology, increased visibility of consent or “do not track” mechanisms or “ad-blocking” software, and restrictions imposed by large software companies and platform providers, web browser developers or other software developers. For example, mobile operating system and browser providers have announced product changes as well as future plans to limit the ability of application developers to collect and use data to target and measure advertising. Today, three major web browsers – Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge – block third-party cookies by default. Google has introduced new controls over third-party cookies in its Chrome web browser and has announced plans to phase out support for third-party cookies in Chrome by early 2022. Last year Apple announced that it plans to make certain changes to its products and data use policies in connection with the release of its iOS 14 operating system that will reduce the ability to target and measure advertising.

Our use of data, combined with our significant audience reach, access to a large volume of digital advertising space and broad array of advertising formats, allow us to deliver marketing solutions that can help grow our clients’ businesses. Through data analytics, we also enable advertisers to gain insights into the performance of their advertising campaigns and manage those campaigns with a view toward maximizing return on their advertising investment.

We believe that key benefits of our digital advertising solutions include the following:

Sophisticated targeting. Our platforms and solutions specifically identify and reach online audiences across a wide range of Internet-connected devices.

We believe that one of the main strengths of our platforms is that they can access and analyze large amounts of data in order to provide a multidimensional view of individual consumer profiles on an anonymous basis. This understanding allows advertisers to reach and engage consumers more effectively.

We have also developed a number of audience categories to which advertisers can target their advertisements. Audience categories can be based on a variety of user attributes, including location, demographics, affluence, intent, gender and interests. We identify these attributes and audience categories based upon information we have gathered about online users’ online activity on an anonymous basis, a process known as interest-based or online behavioral advertising. We analyze these data to build sophisticated user profiles and audience groups that, in combination with our data analytics and the real-time decision-making, optimization and targeting capabilities of our platform, enable us to deliver highly targeted advertising campaigns for our advertiser clients, as well as analytics to help them better understand audiences and consumers. As we deliver more advertisements, we are able to collect additional information about users, audiences and the effectiveness of particular advertising campaigns, which in turn enhances our targeting capabilities and allows us to deliver better performance for advertisers and better opportunities for our publisher partners to increase their revenue streams. In addition, advertisers are willing to pay a higher rate for digital advertising when more detailed consumer data can be used to help them make their decisions about purchasing advertising and to engage with the consumers whom they desire to reach.

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

Digital Advertising

We provide our advertiser clients with opportunities to reach their target audiences through brand advertising and performance-based advertising. Brand advertising is generally intended to establish a long-term, positive consumer attitude toward an advertiser or its products or services, and brand advertisers typically measure campaign effectiveness using metrics such as reach (how many consumers within the advertiser’s target audience were exposed to the advertisement) and frequency (how many times the consumer within the target audience was exposed to the advertisement). Performance-based advertising is generally intended to induce a specific action, such as clicking on an advertisement, and direct response advertisers typically measure campaign effectiveness using metrics related to consumer response to a particular advertisement.

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

Our Digital Customers

Our digital customer base consists primarily of advertisers of all sizes and the advertising agencies that represent them. For the year ended December 31, 2020, we had over 3,000 advertising clients, including top brand advertisers from nearly all major industries, including e-commerce, entertainment, gaming, delivery services, financial technology, communications, lifestyle, and travel. We do not believe that our business is substantially dependent upon any individual advertiser or industry.

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

Digital Competition

The digital advertising market is dynamic, rapidly changing and highly competitive, influenced by frequent technological advances, trends in both the overall advertising and digital advertising markets and changing customer perceptions and expectations. We compete with many very large online digital companies, including Facebook and Google, Inc., as well as other publishers who attract advertisers to their digital offerings, as well as other advertising technology companies and advertising networks. In the television and radio broadcast space, our digital operations also compete for advertising commitments with television broadcasters, cable television networks, radio broadcasters, print media and other traditional publishers. Many of our competitors in this space have significant client relationships, much larger financial resources and/or longer operating histories than we have. Moreover, as many advertisers seek automation and enhanced targeting of increasingly fragmented audiences, they are moving a greater percentage of their advertising budgets to programmatic channels. As a result, we face more competition from online digital companies that have allocated resources to the automated buying and selling of advertising inventory through traditional channels, like desktop and new and developing channels, including mobile.

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

Radio

Overview

We own and operate 48 radio stations (38 FM and 10 AM), 45 of which are located in the top 50 Hispanic markets in the United States, and we operate the Entravision Radio Network, through which we sell advertisements and provide syndicated radio programming to more than 100 markets across the United States. According to Nielsen, our radio stations broadcast into markets with an aggregate of approximately 22 million U.S. Hispanics, which is approximately 36% of the Hispanic population in the United States.  Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with all locally produced programming.

Radio Programming

Radio Networks. Our networks allow advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner.

Although our networks have a broad geographic reach, technology allows our stations to offer the necessary local feel and to be responsive to local clients and community needs. Designated time slots are used for local advertising, news, traffic, weather, promotions and community events. The audience gets the benefit of a national radio sound along with local content. To further enhance this effect, our on-air personalities frequently travel to participate in local promotional events, although such travel has been restricted since the start of the COVID-19 pandemic. For example, in selected key markets our on-air personalities appear at special events and client locations. We promote these events as “remotes” to bond the national personalities to local listeners. Furthermore, all of our stations can disconnect from their networks and operate independently in the case of a local emergency or a problem with our central Multiprotocol Label Switching, or MPLS, transmission.

Radio Formats. Each of our four radio networks produce a music format that is simultaneously distributed via MPLS with a high definition quality sound to our stations. Each of these formats appeals to different listener preferences:

•

“La Tricolor” airs on 12 of our stations and primarily targets male Hispanics 18-49 years of age.  The format features Mexican regional music and includes “El Flaco y su Pandilla” in the mornings, “Carla La Plebe” during midday hours and “Erazno y La Chokolata”, a parody-based comedy program hosted by Oswaldo Diaz, with whom we have an affiliation agreement, in the afternoon drive.

•

“La Suavecita” is a Mexican regional music format primarily targeting Hispanic women 25-49 years of age and Hispanic adults 25-54 years of age, which airs on 15 of our stations.  The format features Grupero/Cumbia music and includes “El Genio” Alex Lucas in the mornings; “El Show de Piolin” during midday hours; “Jimena Aguilar” in afternoon drive; and “Evenings with Mayra” at night.

•

“Fuego” is a bilingual contemporary hit station primarily targeting Hispanic adults 18-34 years of age, which airs on three of our stations.  The format features a music fusion from today’s top trending global music movement, Latin Urban, and includes “The Shoboy Show” in the mornings.

•	“José, Toca las de tu Rancho”, which airs on three of our stations, features Mexican regional music from the 1930s through the 1980s and primarily targets Hispanic adults 35-64 years of age.

We broadcast, on an exclusive basis, National Football League games in Spanish, including Sunday Night Football, Monday Night Football, the NFL playoffs, including the Super Bowl, and the Pro Bowl, on 16 radio stations. We also broadcast Mexican National Soccer team matches through our partner Futbol de Primera, including a one-hour soccer program with general soccer updates and interviews, on 14 radio stations. We will also broadcast the 2021 CONCACAF Gold Cup and the 2022 FIFA World Cup.

Our radio networks are broadcast in 14 of the 16 radio markets that we serve. In addition, in markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe appeals to local listeners, including the following:

•

“José”, which airs in the Los Angeles market and is different from our “José, Tocas las de tu Rancho” radio network, primarily targets Hispanic adults 25-54 years of age, This personality-driven format features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, and features “El Genio” Alex Lucas in the mornings; “El Show de Piolin” in daytime; “Erazno y La Chokolata” in the afternoon drive; and “Misterios Ocultos” with Mayra Berenice in the evening.

•	“Viva Cumbia y Mas”, which airs in the Los Angeles market, primarily targets Hispanic adults 25-49 years of age and features top Cumbia artists.
•	In the El Paso market, we program “The Fox”, an English-language format that features classic rock and pop hits from the 1960s through the 1980s and primarily targets adults 25-54 years of age;
•

In the McAllen market, we program two English-language formats, “Q94.5 All Rock”, a classic rock-oriented format that primarily targets males 25-54 and 35-54 years of age, and “RGV 107.9”, a hit-based adult contemporary format targeting primarily women 25-54 years of age;

•	In the Orlando market, we program “Salsa 98.1”, a Spanish-language tropical hits format that features salsa, merengue and bachata and primarily targets Hispanic adults 25-54 years of age; and
•

In the El Paso, Lubbock, Denver and Albuquerque markets, we program “TUDN”, a Spanish-language sports talk format that primarily targets Hispanic adults 18-54 years of age, that is provided to us by Univision Radio Inc., an affiliate of Univision, pursuant to a network affiliation agreement.

Additionally, in November 2020, we launched “El Botón”, an online platform that allows consumers to stream our radio shows and stations directly on their mobile phones or other devices.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency	Format

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	José (1) Viva Cumbia y Mas (1) Viva Cumbia y Mas (1) La Suavecita José (1) José (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	La Suavecita
Phoenix, Arizona	8	KLNZ-FM KDVA-FM KVVA-FM KBMB-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor La Suavecita (1) La Suavecita (1) José, Toca las de tu Rancho
Orlando-Daytona Beach-Melbourne, Florida	10	WNUE-FM	98.1	MHz	Salsa 98.1
Harlingen-Weslaco-Brownsville-McAllen, Texas	11	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Fuego La Suavecita Adult Contemporary (English)
Sacramento-Stockton-Modesto, California	12	KRCX-FM KNTY-FM KHHM-FM KXSE-FM KMIX-FM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 97.1 98.9	MHz MHz MHz MHz MHz MHz MHz	La Tricolor José, Toca las de tu Rancho Fuego La Suavecita La Tricolor La Suavecita Fuego
Albuquerque-Santa Fe, New Mexico	17	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	La Suavecita TUDN / José, Toca las de tu Rancho
Denver-Boulder, Colorado Aspen, Colorado	18	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	La Suavecita La Tricolor TUDN La Tricolor (1)
El Paso, Texas	20	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	Oldies (English) La Suavecita (1) La Tricolor TUDN La Suavecita (1)
Las Vegas, Nevada	24	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	La Suavecita La Tricolor
Monterey-Salinas-Santa Cruz, California	35	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor La Suavecita (1) Time Brokered (2)
Yuma, Arizona-El Centro, California	39	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	La Suavecita La Tricolor Time Brokered (2)
Palm Springs, California	49	KLOB-FM	94.7	MHz	La Suavecita
		KPST-FM	103.5	MHz	La Tricolor
Lubbock, Texas	51	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor TUDN
Reno, Nevada	60	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2021 universe estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Radio Advertising

Substantially all of the revenue generated from our radio operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force, in each of our markets, that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2020, local advertising revenue accounted for approximately 60% of our total radio revenue.

National. National advertising revenue generally represents spot and network revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. Since January 2020, Katz has acted as our national sales representative to solicit national spot advertising sales on all of our radio stations, and we act as our own network sales representative. Prior to January 2020, Entravision Solutions, one of our divisions, typically acted as our national sales representative to solicit national advertising sales on our Spanish-language radio stations. In 2020, national advertising revenue accounted for approximately 40% of our total radio revenue.

Radio Marketing/Audience Research

We believe that radio is an efficient means for advertisers to reach targeted demographic groups. Advertising rates charged by our radio stations are based primarily on the following factors:

•	the particular station’s ratings (people listening to its programs as a percentage of total people in the listening area);
•	audience share (people listening to its programs as a percentage of people actually listening to radio at a specific time);
•	the demographic qualities of a program’s listeners (primarily age and gender);
•	the demand for available airtime;
•	the time of day that the advertising runs;
•	competitive conditions in the station’s market;
•	changes in advertising choices and placements in different media, such as new media, compared to traditional media such as television and radio; and
•	general economic conditions, including advertisers’ budgetary considerations.

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

Radio Competition

We face intense competition in the radio broadcasting business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to maintain and increase our market share of overall radio advertising revenue and the economic health of the market and the nation. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast, cable, satellite and streaming television, magazines, outdoor advertising, satellite-delivered radio services, apps, podcasts and other forms of digital audio delivery, and direct mail advertising. In addition, in certain markets we operate television stations that indirectly compete for local and national advertising revenue with our radio business. Our primary competitors in our markets in Spanish-language radio are Univision, iHeartMedia Inc. (formerly Clear Channel Communications Inc.) and Spanish Broadcasting System, Inc. These and many of the other companies with which we compete are companies that have significantly greater resources and longer operating histories than we do.

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

Advertisers allocate finite advertising budgets across different media. We believe that the advent of new technologies and services may result in continued emphasis by certain advertisers on these new technologies and services as compared to legacy media, such as radio. Accordingly, while we also believe that none of these new technologies and services can completely replace local broadcast radio stations due to the element of localism that broadcast radio offers, the challenges we face in our radio operations from new technologies and services will continue to require attention from management. Among other things, we intend to leverage potential opportunities to adopt new technologies in our radio operations where appropriate, including digital streaming and podcasting, such as “El Botón”. We cannot guarantee that such adoption of new technologies, if any, will adequately address the challenges we face in our radio operations.

Seasonality

Seasonal net revenue fluctuations are common in television and radio broadcasting and digital media, and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In our television and radio segments, our second and third fiscal quarters generally produce the highest net revenue for the year. In our digital segment, net revenue generally increases in each fiscal quarter over the course of the year. In addition, advertising revenue across our segments is generally higher during presidential election years (2020, 2024, etc.) and, to a lesser degree, Congressional mid-term election years (2022, 2026, etc.), resulting from increased political advertising in those years compared to other years. Advertising revenue in our radio segment is also generally higher during years when we broadcast the FIFA World Cup on our radio stations.

Intellectual Property

We believe that our ability to protect our intellectual property is an important factor in the success and continued growth of our business. We protect our intellectual property through a combination of trade secrets law, copyrights, trademarks and contracts. We have established business procedures designed to maintain the confidentiality and security of our proprietary information, including the use of confidentiality agreements and assignment of inventions agreements with employees, independent contractors, consultants and companies with which we conduct business. While we believe that such measures are generally effective, we cannot guarantee that such measures will adequately protect our intellectual property from use, misuse or infringement by others.

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

Employees

As of December 31, 2020, we had approximately 1,001 full-time employees worldwide.  Approximately 607 of those full-time employees were in the United States, including 439 full-time employees in our television segment, 146 full-time employees in our radio segment and 22 full-time employees in our digital media segment. As of December 31, 2020, three of our full-time television segment employees in the United States were represented by a labor union that has entered into a collective bargaining agreement with us.

We had 28 full-time employees in Mexico in our television segment as of December 31, 2020, of whom eight were covered by a collective bargaining agreement. That agreement was most recently renewed on January 1, 2020 for a term of two years.

In our digital segment, we had 120 full-time employees in Argentina, 92 full-time employees in Spain, 32 full-time employees in Uruguay, 22 full-time employees in Mexico, 20 full-time employees in Brazil, 19 full-time employees in Colombia, 10 full-time employees in Peru, eight full-time employees in Guatemala, eight full-time employees in Bolivia, seven full-time employees in Chile, seven full-time employee in Costa Rica, six full-time employees in Israel, six full-time employees in Dominican Republic, five full-time employees in Ecuador, and four full-time employees in Panama, as of December 31, 2020. Sixty of these employees are members of a union or covered by a collective bargaining agreement.

We believe that our relations with our employees and these unions are generally good.

Human Capital Management

We are a global company, and as a result we endeavor to have a diverse and inclusive workforce reflective of our international footprint. While we do not employ specific human capital measures in our business, we are committed to the overall health, safety and wellness of our employees globally. We offer our employees various health and wellness benefits, which we believe provide a sense of security. We also offer career growth and development opportunities. For example, we make available to our sales team, on a global basis, training to enhance their job-related skills.

We are committed to providing a work environment that is free of unlawful harassment, discrimination and retaliation. We have a strict policy prohibiting sexual harassment, as well as harassment or discrimination based on race, gender and other specified statuses and conditions. Unlawful harassment in any form, including verbal, physical and visual conduct, threats, demands and retaliation, is prohibited. We have established hotline and anonymous complaint processes for any employee who believes that these policies have been violated.

Our overall commitment to our employees has extended to the COVID-19 pandemic. We implemented a work-from-home policy for many of our employees, which policy we believe has delivered a sense of safety. We also adopted additional safety measures for our employees who do not work from home, including our employees who provide essential services on-site. These measures include distancing and masking requirements, office cleaning procedures, communications regarding our policies and procedures related to the pandemic, and limiting non-essential travel.

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

Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. Such matters may include:

•	changes to the license authorization process;
•	proposals to impose spectrum use or other fees on FCC licensees;
•	proposals to impose a performance tax on the music broadcast on commercial radio stations and the fees applicable to digital transmission of music on the Internet;
•	proposals to change rules relating to political broadcasting including proposals to grant free airtime to candidates;
•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;
•	proposals dealing with the broadcast of profane, indecent or obscene language and the consequences to a broadcaster for permitting such speech;
•	technical and frequency allocation to broadcast services and usage matters;
•	modifications to the operating rules for digital television and radio broadcasting rules on both satellite and terrestrial bases;
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

A time brokerage agreement with another television or radio station in the same market creates an attributable interest in the brokered television or radio station as well for purposes of the FCC’s local television or radio station ownership rules, if the agreement affects more than 15% of the brokered television or radio station’s weekly broadcast hours. Likewise, a joint sales agreement (“JSA”) involving radio stations creates a similar attributable interest for the broadcast station that is undertaking the sales function. As for television stations, the FCC adopted and then eliminated the practice of attribution for television JSAs, in its quadrennial ownership proceeding that is subject to judicial review. The action involving the elimination of attribution for television stations was an issue in the judicial review of the FCC’s 2014 Quadrennial Review of media ownership provisions.  The U.S. Court of Appeals for the Third Circuit, or the Third Circuit, reversed and remanded the FCC’s decision.  The FCC and a broadcast industry group successfully petitioned the U.S. Supreme Court to review the case, and oral argument was held in January, 2021, with a decision expected to be rendered by July 1, 2021.  Until the U.S. Supreme Court decides the case, we cannot determine the impact of any decision on our business.

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

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. In certain markets, a single owner is permitted to have two stations with overlapping signals so long as they are assigned to different markets. The FCC’s rules regarding ownership permit, however, an owner to operate two television stations assigned to the same market, in markets where that is otherwise permissible, so long as either:

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

The FCC rules also impose a limit on the number of television stations a single individual or entity may own nationwide.

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

Among the actions ultimately taken by the FCC were ones to eliminate the newspaper/broadcast cross-ownership rule, eliminate the radio-television cross-ownership rule, eliminate the so-called “eight voices” test that made it difficult to own more than one station in a smaller market, and to allow for a case-by-case review of the prohibition on ownership of the two of the top four stations in a market. As previously discussed, the rules changes are now before the U.S. Supreme Court, following the Third Circuit’s decision reversing the FCC’s actions. A new Quadrennial Review was commenced in late 2018 and has not yet resulted in any definitive action on the FCC’s part.

The rule changes that have previously gone into effect amend the FCC’s methodology for defining a radio market for the purpose of ownership caps. The FCC replaced its signal contour method of defining local radio markets in favor of a geographic market assigned by Nielsen Audio, the private audience measurement service for radio broadcasters. For non-Nielsen Audio markets, the FCC applies a “modified contour approach”. This modified approach excludes any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area. As for newspaper-broadcast cross-ownership, the FCC adopted a presumption that newspaper-broadcast ownership is consistent with the public interest in the top 20 television markets, while the presumption, in smaller markets, is that such cross-ownership is not consistent with the public interest, subject to certain exceptions. The newspaper-broadcast cross-ownership limitation is another provision being considered by the U.S. Supreme Court in its review process.

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

The FCC has previously decided that Univision’s television station interests are attributable to certain of our television interests in determining the television interests we must count for local and national multiple ownership purposes. In addition, the FCC, as previously noted, has commenced a rulemaking process to consider both the nationwide cap and the UHF discount. Should the UHF discount be eliminated or the nationwide cap be interpreted to treat all stations on an equal basis, we may, in the absence of retroactive applicability, which the FCC customarily does not apply, have to divest stations or be limited in our ability to acquire additional television stations.

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

The FCC rules have prohibited a broadcast licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, provided that the contours of the radio stations overlap in a certain manner. The FCC’s decision to abolish these rules is the subject of a review proceeding pending in the U.S. Court of Appeals for the District of Columbia.

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

For the three-year period commencing on January 1, 2021, we currently intend to maintain our “retransmission consent” elections with almost all of the MVPDs that carry our full-service television programming in our television markets. We have arrangements or have entered into agreements with nearly all of our MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights, including through our national program supplier for Spanish-language programming, Univision, for our Univision- and UniMás-affiliated television stations, for the three-year period. We also have retransmission consent arrangements for our stations that do not have Univision or UniMás affiliations. As previously discussed, television stations in the same television market, even if not commonly-controlled, are not permitted to engage in joint negotiations for retransmission consent. This rule prohibits us and Univision from negotiating retransmission consent jointly, or from coordinating such negotiations, in those television markets where both companies own television stations.

The FCC has rules that govern the negotiation of retransmission consent agreements based on a policy decision to have those agreements negotiated in good faith. The FCC is undertaking a proceeding that could result in establishing new ground rules for such negotiations, including prohibiting certain negotiating practices on the part of broadcasters. In recently enacted legislation, small groups of cable systems were permitted to negotiate with large broadcast stations groups. We do not believe that this provision will have a material impact on our retransmission consent revenues. We are not certain whether or in what other form such provisions might be adopted and the impact of such changes on our negotiations and the economic results of such negotiations. Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As an element of the retransmission consent negotiations described above, we arranged that our broadcast signal be available to our MVPD viewers, no matter whether they obtain their cable service in analog or digital modes. Cable systems are rapidly transitioning to providing their services in digital only and we expect that remaining analog cable service operations will be terminated by most cable operators and in most markets in the near future.

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

Under a typical joint sales agreement, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately owned and licensed station in the same market. It also involves the provision by the selling party of certain sales, accounting and services to the station whose advertising is being sold. Unlike a time brokerage agreement, the typical joint sales agreement does not involve operating the station’s program format. The FCC has eliminated rules that make television joint sales agreements attributable to the marketing station and, as previously discussed, this FCC decision is being reviewed by the U.S. Supreme Court.

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

The FCC has required full-power and Class A television stations in the United States to operate in digital television.  The transition date for low-power television stations to convert to digital or halt operations has been postponed until July 13, 2021. We have timely completed the digital transition of all of our full-power and Class A television stations to the digital mode. We are in the process of transitioning certain of our low-power stations to the digital mode, by the required transition date, where we believe is in our best interest to do so.

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

Equipment and other costs associated with the transition to digital television, including the relocation of stations from one channel to another, have imposed some near-term financial costs on our television stations providing the services, some of which costs we recouped through reimbursements from the FCC. The potential exists for new sources of revenue to be derived from use of the digital spectrum, which we continue to explore as digital station operations evolve.

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

In order to achieve this spectrum reallocation, Congress enacted legislation and the FCC established a mechanism for broadcasters to participate in a “voluntary incentive auction” in which interested station owners would offer the spectrum usage rights of their stations in a “reverse auction”, providing spectrum usage rights for wireless operators to purchase in a simultaneous or future “forward auction”. Through a series of rulemaking proceedings, the FCC established how stations would be valued, what percentage of the auction payments would go to broadcasters, and what rights, if any, stations that relinquished spectrum usage rights or stations agreeing to share spectrum usage rights would retain following the completion of the auction process. The incentive auction process resulted in the FCC recovering from broadcasters 84 MHz, or the equivalent of 14 television channels of 6 MHz each.  Following the completion of the auction process in April 2017, the FCC provided for a repacking of the television band, commencing in late 2018 and extending until mid-2020, in order to deal with the reduction in spectrum available for over-the-air broadcast stations.  This repacking has had an impact on certain of our full-service and Class A stations which have been relocated.  The FCC has used certain of the proceeds derived from the auction to reimburse broadcasters for certain costs associated with such repacking and where our stations are affected by the repacking.  We have sought and received reimbursement from these funds to limit the economic impact of repacking on us. We have completed the repacking of all of our repacked full-service and Class A stations in compliance with the FCC’s schedule for undertaking the transition to post-auction channels.

In the reverse auction process, we returned the spectrum for four of our full-service and Class A stations and we received proceeds of approximately $264 million in 2017.  Under the terms of the incentive auction, stations that returned their spectrum were entitled to engage subsequently in channel sharing arrangements.  Under a channel sharing arrangement, a station that has returned spectrum (known as a sharee) enters into an agreement, meeting certain requirements set by the FCC, with another station that has not returned spectrum (known as the sharer), and the two parties then divide the authorized spectrum of the sharer enabling both to continue to transmit programming but with smaller amounts of bandwidth.  A reduction in bandwidth may reduce the ability of a station in offering multicast programming and the revenue that can be derived from such service.  In the case of two of our stations that returned spectrum, they are engaged in channel sharing with other of our stations.  In the case of the other two stations, we entered into channel sharing agreements with third parties and expended certain of the incentive auction proceeds as consideration for the third parties to serve as our hosts. All of those channel sharing arrangements are now in full operation.

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

Compliance with privacy, data protection and data security laws plays a significant role in our business. In the United States, both federal and state laws regulate activities inherent to digital advertising, including the collection, use, sharing, and distribution of consumer data by us and by companies with which we do business in the course of providing digital media services. We also rely on the services of third parties in gathering, using and storing consumer data, and these parties’ compliance with applicable laws affects our own compliance status. Because we interact with consumers outside the United States and provide services to advertisers who themselves interact with those consumers, the laws of other jurisdictions may also apply to the types of services we provide and to the gathering, use, and sharing of the personal information of our viewers, listeners, and digital media users. Privacy and data protection regulations have gained substantial publicity and attention in light of growing consumer expectations both for enhanced services as well as privacy, especially in light of publicized data breach incidents and allegations of undisclosed and uncontested use of consumers’ personal information, and increasingly are the subject of regulatory attention and enforcement as well as private litigation often taking the form of consumer class actions. The regulatory standards continue to evolve in ways that impose additional compliance costs and risks on businesses, like ours, that possess, process and share consumer data. Of particular importance is the enactment of the California Consumer Privacy Act, or the CCPA, that became effective on January 1, 2020. While the California Attorney General delayed the date on which enforcement actions would be brought under the CCPA until July 1, 2020, the CCPA’s obligations are now in force. The CCPA imposes new restrictions on the use, sharing and security of personal information and substantially expands the definition of covered personal information to include geolocation information and device location data, among other categories of information. The CCPA also provides rights and remedies to individual consumers, including the right to object to certain marketing uses of their information and, in certain circumstances, the right to require deletion of their personal information and to opt out of the sale of their personal information. California voters, in November 2020, approved enactment of the California Privacy Rights Act, or the CPRA, that substantially amended the CCPA and broadened the rights provided to consumers covered by the CCPA.  In particular, the CPRA added a “Do Not Share My Data” right that empowers consumers to require that covered businesses cease “sharing” the consumer’s personal information for cross-context and cross-platform behavioral advertising.  This provision may directly impact our digital advertising revenue and impose substantial additional compliance costs. While the CCPA’s (and the CPRA’s) actual impact on advertising and marketing markets cannot yet be determined with any certainty, it is likely that advertisers, advertising service providers and data providers will modify their practices in ways that may inhibit direct-to-consumer marketing and advertising with potential revenue impacts. In addition, because of our targeted digital advertising strategies, we will be required to implement procedures to implement and recognize these rights and restrictions, imposing both operational costs and potential loss of revenues. The impact of the CCPA likely will extend beyond our California markets as it may be impractical to maintain parallel compliance processes across our markets. Other states are contemplating similar legislative and regulatory initiatives, some of which may impose additional or even inconsistent regulatory obligations. We are not presently able to determine the impact that the CCPA may have on our operations and results of operations.

Because there is no federal privacy legislation broadly applicable across business sectors, broadcast and online advertising activities in the United States primarily have been subject to regulation and enforcement by the Federal Trade Commission, or FTC, which principally relies on its enforcement authority under Section 5 of the Federal Trade Commission Act of 1914, as amended, or the FTC Act, to investigate and respond to allegedly unfair or deceptive acts and practices. Section 5 has been the primary regulatory tool at the federal level used to respond to claims of deceptive or inadequate advertising as well as privacy policies, inadequate data security practices and misuse of consumer data. The FTC’s enforcement focus has included close attention to the mobile advertising industry. For example, in December 2012, the FTC adopted amendments to rules under the Children's Online Privacy Protection Act, or COPPA, which went into effect in July 2013. These amendments broaden the potential applicability of COPPA compliance obligations to our activities and those of our clients when interacting with children. In addition, the FTC’s testimonial and endorsement guidelines were updated in late 2009 and provide additional and expanded guidance for advertising practices using endorsements, testimonials, and similar content. In addition to formal rules and guidelines, the FTC’s active enforcement in the digital media industry creates evolving precedent for challenging digital advertising practices as deceptive or unfair.  State consumer protection laws and the enforcement of those laws by state attorneys general also impose substantial compliance risks on our business.  By way of further example, California’s parallel children’s privacy law also has been expanded and potentially reaches consumers not covered by COPPA. Because we rely upon third parties to assist us in operating and managing digital advertising and marketing strategies, our compliance obligations (and attendant risks) include the acts and omissions of those third parties.  Federal enforcement and state legislation is also increasingly applied to geolocation technologies and these developments may further impair data-driven digital advertising.

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

In other markets we serve, the regulation of consumer practices in digital advertising is less mature. In Mexico, for example, the regulation of digital advertising largely relies on applying regulatory constraints on traditional print advertising (such as prohibitions on pornographic or politically inflammatory speech) to digital advertising. Brazil recently enacted a privacy law of general application based on the General Data Protection Regulation, or GDPR, of the European Union, or EU, that may restrict the use of consumer data in connection with targeted and behavioral advertising.

The issue of privacy in the digital media industry is still evolving. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, retain, augment, analyze, use and share consumer data, such as by regulating the level of consumer notice and consent required before a company can employ “cookies” or other electronic tools to track online activities and by providing consumers with greater control over how their information is used, maintained, sold and shared. Enforcement bodies are developing rules and enforcement standards applicable to the collection, storage and use of geolocation data, biometric data, transparency of consumer data profile creation and management, and consumer access to and control over their individual online profiles and the collection of consumer data through “Internet of Things” technology. The privacy and data security laws of Brazil and Mexico, though still evolving, present a particular compliance obligation given our relationship with Brazilian and Mexican consumers. Mexican law mandates the application of adequate data security measures and the consent of individuals before processing their personal information.

The EU and its member states traditionally regulated digital advertising practices pursuant to Directive 95/46/EC (commonly known as the “Data Protection Directive”) and implementing national legislation. Effective as of May 1, 2018, GDPR replaced the Data Protection Directive. The GDPR reaches a greater range of data processing practices that occur outside the EU than was the case under the Data Protection Directive, imposes substantially greater penalties for its violation, and imposes greater notice, consent, and data processing obligations than did the Data Protection Directive. Current and developing EU law, among other things, requires advertisers to obtain specific types of explicit notice to and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements, increases monetary penalties for non-compliance, extends the extraterritorial reach of EU data protection laws, and grants consumers the rights in some circumstances to require that their data no longer be stored or processed. It remains a possibility that additional legislation may be passed or regulations may be enacted in the future. The GDPR increases monetary penalties for its breach that can equal 4% of an enterprise’s gross global turnover. The United Kingdom has enacted children’s privacy legislation that will impose new and complex obligations on businesses whose advertising and data collection practices reach minors under the age of 18. The law’s requirements are substantially more extensive than under the United States’ COPPA framework. In addition, the withdrawal by the United Kingdom from the EU, and the current lack of a finalized permanent framework for data transfers between the EU and the United Kingdom following the withdrawal, including the absence of a means of maintaining long-term free flows of information between the EU and the United Kingdom, have created new uncertainty as to the scope and content of U.K. privacy laws. Additionally, other jurisdictions continue to develop enhanced data protection and security laws.

The regulation of cross-border data transfers is in a state of heightened uncertainty, with an EU court having invalidated the Privacy Shield regime, which was developed by the EU and the United States to allow the transfer of the personal data of European nationals to certain jurisdictions, particularly the United States.  The EU and the United States have entered into negotiations aimed at creating a replacement for the Privacy Shield, but that potential solution may also be challenged on the same grounds as was the Privacy Shield.

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

Operational Risks

We operate in highly competitive industries subject to changing technologies, and we may not be able to compete successfully.

We operate in highly competitive industries. Our television stations, radio stations and digital media platforms compete for audiences and advertising with other television stations, radio stations and digital media platforms, as well as with other forms of media and content delivery. Advances in technologies or alternative methods of content delivery, as well as changes in audience or advertiser expectations driven by changes in these or other technologies and methods of content delivery across our segments, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, text messaging, streaming video and downloaded content from mobile phones, tablets and other personal video and audio devices. For example, streaming services and devices that allow users to view or listen to television or radio programs on a time-shifted, on-demand basis, and technologies which enable users to fast-forward or skip advertisements altogether, such as DVRs and mobile devices, are causing changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of mobile devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations. Additionally, MVPDs, direct-to-home satellite operators, and other sources have implemented OTT services (operated by MVPDs and others, including Dish Network, AT&T/DirecTV, YouTube and Sony) that allow them to transmit targeted programming or limited bundles of broadcast and non-broadcast programming that may or may not include our stations over the Internet to audiences, potentially leading to increased competition for viewers in our markets. New technologies and methods of buying advertising present an additional competitive challenge, as competitors offer products and services such as the ability to purchase advertising programmatically or bundled offline and online advertising, aimed at capturing advertising spend that previously went to broadcasters.

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

Our industry is subject to rapid and frequent changes in technology, evolving client needs and interests and the frequent introduction by our competitors of new and enhanced services. We must constantly make investment decisions regarding services and technology to meet client demand and evolving industry standards. If new or existing competitors have more attractive services, we may lose advertising clients or advertising clients may decrease their use of our services. New client demands, superior competitive services or new industry standards could require us to make unanticipated and costly changes to our digital platforms or business model. If we fail to adapt to our rapidly changing industry or to evolving client needs, demand for our services could decrease and our business, financial condition and results of operations may be adversely affected.

Our ability to generate revenue in our digital segment depends, in part, on our ability to collect data from various sources, which may be restricted by a number of factors, including restrictions imposed by third party technology companies.

Our ability to optimize the delivery of digital advertisements depends on our ability to successfully leverage data, including data that we collect from advertisers, publishers and third parties, as well as our own operating history. Using cookies and non-cookie based mechanisms, we collect information about the interactions of users with advertisers and publishers’ digital properties, including, for example, information about the placement of advertisements and users’ interactions with our clients’ websites or advertisements. Our ability to successfully leverage such data depends, in part, on our continued ability to access and use such data, which could be restricted by a number of factors, including new developments in, or new interpretations of, laws, regulations and industry standards, consumer choice, changes in technology, including changes in web browser technology, increased visibility of consent or “do not track” mechanisms or “ad-blocking” software, and restrictions imposed by large software companies and platform providers, web browser developers or other software developers. For example, mobile operating system and browser providers have announced product changes as well as future plans to limit the ability of application developers to collect and use data to target and measure advertising. Today, three major web browsers – Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge – block third-party cookies by default. Google has introduced new controls over third-party cookies in its Chrome web browser and has announced plans to phase out support for third-party cookies in Chrome by early 2022. Last year Apple announced that it plans to make certain changes to its products and data use policies in connection with the release of its iOS 14 operating system that will reduce the ability to target and measure advertising. These types of restrictions could reduce the budgets marketers are willing to commit to us and other advertising platforms, and as a result could have an adverse effect on the results of our digital operations.

Cancellations or reductions of advertising could adversely affect our results of operations.

We do not obtain long-term commitments from our advertisers, and advertisers may cancel, reduce or postpone orders without penalty. We have experienced cancellations, reductions or delays in purchases of advertising since the onset of the COVID-19 pandemic. We expect additional cancellations, reductions and/or delays in purchases of advertising as long as the pandemic results in a significant interruption of daily life and business as a result of lockdown, shelter-in-place, stay-at-home or similar orders, and possibly beyond depending upon the extent and duration of the current economic crisis resulting from the pandemic.

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

Some of the industries in which our advertisers operate, such as the automotive, services, non-emergency healthcare, retail, travel, restaurant and telecommunications industries, have been severely affected by lockdown, shelter-in-place, stay-at-home and similar orders, effectively requiring such non-essential businesses to close. As a result, many advertisers are significantly reducing their advertising and we expect this trend to continue for the duration of the COVID-19 pandemic and possibly beyond, depending upon the extent and duration of the current economic crisis resulting from the pandemic.

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

The current economic crisis resulting from the COVID-19 pandemic may result in financial instability or other adverse effects for many of our advertisers and other strategic business partners. Disruption of the credit markets, a prolonged recession and/or sluggish economic growth in future periods could adversely affect our customers’ ability to access credit which supports the continuation and expansion of their businesses and could result in advertising or broadcast cancellations or suspensions, payment delays or defaults by our customers.

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

While we expect the amount of revenues generated from our retransmission consent agreements to continue to grow in the near-

term and beyond, the rate of growth of such revenue may not continue at recent or current rates and may be detrimentally affected by a variety of factors.  The principal factor is the reduction in subscribers as existing subscribers elect to terminate service, thereby reducing the subscriber base on which retransmission consent payments are determined.  Other factors that may have an adverse effect on such revenues are network program suppliers seeking reverse network compensation, the growing concentration in the MVPD industry, and the resistance of MVPDs to continue to compensate broadcasters adequately for the programming that they deliver. All of these factors may result in the amounts that MVPDs are willing or able to pay for our programming being detrimentally affected.

We may be unable to integrate any acquisitions that we undertake successfully, which could disrupt our business and adversely affect our financial conditions and result in operations.

Subject to certain restrictions contained in the 2017 Credit Agreement, we plan to continue to evaluate opportunities to make future acquisitions as opportunities present themselves, in a manner that is consistent with our overall acquisition strategy.  We cannot accurately predict the timing, size, and success of any currently planned or future acquisitions.  We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify.  Additionally, unforeseen expenses, delays and competition frequently encountered in connection with pursuing acquisition targets could inhibit our growth and negatively impact our operating results.

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

Outside the United States, our digital segment engages in business operations that are located primarily in Spain, Mexico, Argentina and other Latin American countries. We are subject to certain risks inherent in business operations outside the United States. These risks include but are not limited to geopolitical concerns, local politics, governmental instability, socioeconomic disparities, fiscal policies, high inflation and hyper-inflation, currency fluctuations, currency exchange controls, restrictions on repatriating foreign-derived profits to the United States, local regulatory compliance, punitive tariffs, unstable local tax policies, trade embargoes, import and export license requirements, trade restrictions, greater difficulty collecting accounts receivable, unfamiliarity with local laws and regulations, differing legal standards in enforcing or defending our rights in courts or otherwise, the possibility of less favorable intellectual property protection than is provided in the United States, changes in labor conditions, difficulties in staffing and managing international operations, difficulties in finding personnel locally who are capable of complying with the financial and reporting requirements of U.S. reporting companies, actions taken by foreign governments to respond to localized public health emergencies, such as recent quarantines and travel restrictions related to the COVID-19 pandemic, and other cultural differences. Foreign economies may differ favorably or unfavorably from the U.S. economy in growth of gross domestic product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions, and in many other respects.

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

If our affiliation or other contractual relationships with broadcast networks, particularly Univision, change in an adverse manner, it could negatively affect our television ratings, business, revenue and results of operations.

Our affiliations and other contractual relationships television networks, particularly Univision, have a significant impact on our business, revenue and results of operations of our television stations. If our affiliation agreements or another contractual relationship with a network, especially in the case of the Univision network, were terminated, in whole or in part, or if a network, such as Univision, were to stop providing programming to us for any reason and we were unable to obtain replacement programming of comparable quality, it could have a material adverse effect on our business, revenue and results of operations. We regularly engage in discussions with our network partners regarding various matters relating to our contractual relationships. If our network partners were to not continue to provide programming, marketing, available advertising time and other support to us on the same basis as currently provided, or if our affiliation agreements or another contractual relationships with them were to otherwise change in an adverse manner, it could have a material adverse effect on our business, revenue and results of operations.

Our television stations compete for audiences and advertising revenue primarily on the basis of programming content and advertising rates. Audience ratings are a key factor in determining our television advertising rates and the revenue that we generate. If our network partners’ programming success or ratings were to decline, it could lead to a reduction in our advertising rates and advertising revenue on which our television business depends. In regard to Univision, which recently was the subject of a transfer of control of its owners, its relationships with Televisa, a major program supplier, is crucial to Univision’s, and consequently our, continued success. If Televisa were to stop providing programming to Univision for any reason, and Univision were unable to provide us with replacement programming of comparable quality, it could have a material adverse effect on our business and results of operations. Additionally, by aligning ourselves closely with Univision, we might forego other opportunities that could diversify our television programming and avoid dependence on Univision’s television networks.

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

We may be subject to disruptions, breaches or cyber-attacks of our secured networks and information technology systems caused by illegal hacking, criminal fraud or impersonation, computer viruses, ransomware, acts of vandalism or terrorism or employee error, and our security measures or those of any third party service providers we use may not detect or prevent such security breaches. Malicious state actors have increased their cyberattacks not only on private and public entities but increasingly are using supply chain attacks to broadly infiltrate numerous users of compromised systems. We may incur significant costs to investigate, eliminate, remediate or alleviate cybersecurity breaches and vulnerabilities and to improve our information security capabilities, which could be significant, and our efforts to protect against such breaches or vulnerabilities may not be successful. Any such compromise of our information security or the third-party providers on which we rely could also result in the unauthorized publication of our confidential business or proprietary information or the unauthorized release of customer or employee data or a violation of privacy or other laws in the jurisdictions in which we operate. Such incidents could subject us to substantial governmental fines and civil liability in ensuing litigation. Any of the foregoing could irreparably damage our reputation and business and/or expose us to material monetary liability, which could have a material adverse effect on our results of operations.

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

Financial Risks

Our substantial level of debt could limit our ability to grow and compete.

Our total indebtedness was approximately $215.3 million as of December 31, 2020. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of the 2017 Credit Agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged all of our domestic assets and our existing and future domestic subsidiaries to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If amounts outstanding under the 2017 Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full the obligation owed to such lender.

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

We reported net loss attributable to common stockholders of $3.9 million and had positive cash flow from operations of $63.4 million for the year ended December 31, 2020. We reported net loss attributable to common stockholders of $19.7 million and had positive cash flow from operations of $31.5 million for the year ended December 31, 2019. Additionally, as of December 31, 2020, we had an accumulated deficit of $551.8 million. If we were to experience net losses and/or declining net revenue over a period of time, there could be an adverse effect on our liquidity and capital resources. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to obtain additional equity or debt financing, refinance our existing debt, sell assets and/or curtail certain operations. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. Any default under our 2017 Credit Facility, or inability to renegotiate such agreements or obtain additional financing if needed, would have a material adverse effect on our overall business and financial condition.

Our ability to generate the significant amount of cash needed to service our indebtedness and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. In addition, we may not be able to pay amounts due on our indebtedness.

As of December 31, 2020, we had outstanding total indebtedness of approximately $215.3 million. Our ability to make payments on and refinance our indebtedness, including the amounts borrowed under our 2017 Credit Facility and other financial obligations, and to fund our operations, depends on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which is subject to many factors, including prevailing economic conditions and financial, business and other factors, many of which are beyond our control.

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

Our advertising revenue can vary substantially from period to period based on many factors beyond our control, including but not limited to those discussed herein. This volatility affects our operating results and may reduce our ability to repay indebtedness or reduce the market value of our securities.

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
•	changes in advertising choices and placements in different media, such as new media, compared to traditional media such as television and radio;
•	revenue in our digital segment depends significantly on our ability to adapt to rapidly changing technology, as well as consumer preferences and expectations as a result thereof; and
•	other factors that may be beyond our control.

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

Uncertain or adverse economic conditions could have a negative effect on the fundamentals of our business, results of operations and/or financial position. These conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive, services, healthcare, retail, travel, restaurants, and telecommunications industries, which provide a significant amount of our advertising revenue. There can be no assurance that we will not experience any material adverse effect on our business as a result of current or future economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the purpose of stimulating the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers or our financial condition, results of operations or the trading price of our securities. Potential consequences of the foregoing include:

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
•

our ability to pursue permitted acquisitions or divestitures of television or radio assets may be limited, both as a result of these factors and, with respect to acquisitions and dispositions, limitations contained in the 2017 Credit Agreement;

•	the possible further impairment of some or all of the value of our syndicated programming, goodwill and other intangible assets, including our broadcast licenses; and
•

the possibility that our lenders under our 2017 Credit Facility could refuse to fund its commitment to us or could fail, and we may not be able to replace the financing commitment of any such lender on satisfactory terms, or at all.

Actual or perceived difficulties in the global capital and credit markets have adversely affected, and uncertain or adverse economic conditions may negatively affect, our business, as well as the industries of many of our customers, which are cyclical in nature.

Some of the markets in which our advertisers operate, such as the services, telecommunications, automotive, fast food and restaurants, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. A decline in consumer and business confidence and spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, could adversely affect the business and economic environment in which we operate, which in turn can affect the profitability of our business. Our business is significantly exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners. These conditions have resulted, from time to time in the past, and could again result, in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of customer advertising orders, cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. The recurrence of any of these conditions may adversely affect our cash flow, profitability and financial condition. Future disruption of the credit markets, increases in interest rates and/or sluggish economic growth in future periods could adversely affect our customers’ access to or cost of credit, which supports the continuation and expansion of their businesses, and could result in advertising cancellations or suspensions, payment delays or defaults by our customers.

The current economic crisis resulting from the COVID-19 pandemic and the continuing effects of that crisis depending upon its extent and duration may have an adverse impact on our industry, business, results of operations and financial position.

The COVID-19 pandemic has caused a sudden and severe interruption in daily life and business throughout the United States and around the world, causing concerns about the extent and duration of the resulting economic crisis.  The continuation or worsening of current economic conditions could have an adverse effect on the fundamentals of our business, results of operations and financial position. These conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive, services, healthcare, retail, travel, restaurant and telecommunications industries, which provide a significant amount of our advertising revenue. There can be no assurance that we will not experience any further material adverse effect on our business as a result of the current economic crisis or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect.

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

The COVID-19 pandemic has created increasingly difficult operational and financial conditions for companies globally. If the current and possible continuing conditions are similar to previous recessions and severe economic downturns, consumer confidence could decline, and business and consumer spending could be curtailed, and could remain so, for an extended period. Consumer purchases of advertising time are sensitive to these conditions and may decline in future periods where disposable income is adversely affected or there is economic uncertainty. The tightening of credit in financial markets also adversely affects the ability of our customers to obtain financing for advertising purchases.

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

Goodwill and intangible assets totaled $324.1 million and $315.8 million at December 31, 2020 and 2019, respectively, primarily attributable to acquisitions in prior years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value.

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

Our digital segment engages in business operations involving a wide range of currencies.

Our consolidated financial statements of our operations outside the United States are translated into U.S. Dollars at the average exchange rates in each applicable period. To the extent that the U.S. Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions will result in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent that the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign operations into U.S. Dollars in consolidation. In addition, we may have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. Moreover, some of the countries in which our digital segment operates, including Mexico, Argentina and Brazil, have experienced significant and sometimes sudden devaluations of their currency over time, which could magnify these fluctuations, should they happen again in the future.

If we are not able to properly remediate our material weaknesses or are otherwise unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our stock exchange listing or prevent fraud.

As reported in “Item 9A—Controls and Procedures” contained in this report, management identified material weaknesses in our internal control over financial reporting for the fiscal year ended December 31, 2019 with respect to our digital segment. We remediated this material weakness as of December 31, 2020. However, we have identified material weaknesses in Cisneros Interactive, in which we acquired a majority interest in October 2020. While we have implemented certain measures that we believe will remediate these material weaknesses, we have not yet fully remediated these material weaknesses and we can provide no assurance that our remediation efforts will be effective

Under standards established by the Securities and Exchange Commission, or the SEC, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected or corrected on a timely basis.

If additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or the existing material weaknesses are not fully remediated, there exists a risk that our consolidated financial statements may contain material misstatements that are unknown to us at that time, and such misstatements could require us to restate our financial results. Our management or our independent registered public accounting firm may identify other material weaknesses in our internal control over financial reporting in the future. The existence of material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Exchange Act, which could consequently result in The New York Stock Exchange delisting our Class A common stock or other regulatory actions that may be initiated against us by the SEC. Any of these events could have a material adverse effect on the market price of our Class A common stock or on our business, financial condition and results of operations.

Regulatory Risks

Legislation and regulation of digital media businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our digital media technology platform or business model.

U.S. and foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising, including, for example, the online collection and use of anonymous user data and unique device identifiers, such as IP address or unique mobile device identifiers, geo-location data, biometric data, and other privacy and data protection regulation. Some authorities have applied competition rules to regulate digital advertising practices which may result in structural changes to advertising practices. Such legislation or regulations could increase the costs of doing business online, and could reduce the demand for our digital solutions or otherwise adversely affect our digital operations. For example, a wide variety of state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, such measures may not always be effective. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices. These laws and regulations may impose obligations that are inconsistent with or interfere with our ability to comply with other legal obligations. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations governing privacy, data security or consumer protection, could result in proceedings against us by governmental entities, consumers or others. Any such proceedings could force us to spend significant amounts in defense of these proceedings, distract our management, result in fines or require us to pay significant monetary damages, damage our reputation, adversely affect the demand for our services, increase our costs of doing business or otherwise cause us to change our business practices or limit or inhibit our ability to operate or expand our digital operations. Because we, at times, rely on third parties to perform functions on our behalf, non-compliance by these third parties with laws and regulations relating to the services they provide to us, as well as their failure to secure adequately the information that we entrust to them, may subject us to additional legal exposure. The increased regulatory scrutiny of data practices has complicated the process of engaging third party service providers and performing due diligence and supplier management processes, and limited some parties’ willingness to share, process or store data that supports consumer marketing and advertising, adversely affecting the financial results of such business activities.

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

With the advent of mobile wireless communications and its use not only for voice but for broadband distribution, the need for spectrum has grown. The FCC has sought to increase the amount of spectrum available for use by wireless broadband services at the expense of over-the-air broadcast services. Available sources of such spectrum are limited and the spectrum allotted for television broadcasting as a source for such spectrum repurposing has been identified as containing spectrum that the FCC seeks to recover in part and make available for wireless broadband use. The FCC has completed an incentive auction involving relinquishing and repurposing broadcast spectrum usage rights that have been auctioned off for what is expected to be wireless service use.  While existing broadcasters that did not relinquish spectrum usage rights as part of the incentive auction are entitled to have their service protected, the future of broadcasting with a smaller and repacked broadcast band is now a reality.  In this regard, it cannot be certain how the FCC’s efforts to secure additional spectrum for mobile wireless communications and the incentive auction, including the results of our participation in the incentive auction process and repacking processes that accompanied the redistribution of reduced broadcast spectrum, will affect television broadcasting in general and our operations in particular.  There are significant political, legal and technical issues to overcome and be considered by us as the changes in spectrum operation and usage occur. We are giving consideration to all of the implications of these changes.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in certain countries, including some of the countries in which we operate. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new business, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Investor Risks

Our Chief Executive Officer currently has control of our company, giving him the ability to determine the outcome of most actions by our company and its stockholders, including the election of all of our company's directors.

As of April 5, 2021, Walter F. Ulloa, and stockholders affiliated with him, collectively hold approximately 57.5% of the voting power of our common stock. Under Delaware law, these stockholders, by themselves, have the power to elect all the directors of our company and determine the outcome of most matters placed before the stockholders for action.

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

Our corporate headquarters are located in Santa Monica, California. We currently lease approximately 16,000 square feet of space in the building housing our corporate headquarters under a lease that we amended as of January 14, 2021. The lease, as amended, provides that we will relocate our corporate headquarters within the same building to a space consisting of approximately 8,700 square feet, at which point the term of the lease will be extended for a period of five years commencing on the earlier to occur of (i) the date we occupy the new premises or (ii) seven days following the completion of build-out of the new premises. We expect to complete our relocation in the second half of 2021. We also lease approximately 41,000 square feet of space in the building housing our radio network headquarters in Los Angeles, California, under a lease expiring in December 2026.

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

As of April 5, 2021, there were approximately 105 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by S&P Global Market Intelligence, depicts our performance for the period from December 31, 2015 through December 31, 2020, as measured by total stockholder return calculated on a dividend reinvestment basis, on our Class A common stock, compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. This graph assumes $100 was invested in each of our Class A Common Stock, the S&P 500 Index and the S&P Broadcasting & Cable TV Index, as of the market close on December 31, 2015. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Entravision Communications Corporation, the S&P 500 Index

and the S&P Broadcasting Index

Total Return Performance
Entravision Communications Corporation
S&P 500 Index
S&P Broadcasting Index
Index Value
250
200
150
100
50
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Entravision Communications Corporation	100.00	92.37	96.85	41.36	39.74	44.59
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P Broadcasting Index	100.00	121.17	117.46	103.25	112.42	98.01

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	883,500	$2.17	(2)	3,658,375

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

From inception of the share repurchase program through December 31, 2020, we have repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million. All repurchased shares were retired as of December 31, 2020.

ITEM 6.	SELECTED FINANCIAL DATA

Removed and reserved.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2020, 2019 and 2018 and consolidated financial condition as of December 31, 2020 and 2019 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

The discussion and analysis of our financial condition and results of operations for 2020 compared to 2019 appears below. As permitted by SEC rules, we have omitted the discussion and analysis of our financial condition and results of operations for 2019 compared to 2018. See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2019, for this discussion.

OVERVIEW

We are a diversified global media, marketing and technology company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain and Latin America, reaches a global market. Our operations encompass integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television, radio and digital. Our net revenue for the year ended December 31, 2020 was $344.0 million. Of that amount, revenue attributed to our television segment accounted for approximately 45%, revenue attributed to our digital segment accounted for approximately 42%, and revenue attributed to our radio segment accounted for approximately 13%.

We own and/or operate 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 48 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 10 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also sell advertisements and syndicate radio programming to more than 100 markets across the United States. We also provide digital advertising solutions that allow advertisers to reach primarily Hispanic online audiences worldwide. We operate proprietary technology and data platforms that deliver digital advertising in various advertising formats that allow advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites, the digital media sites of our publisher partners, and on other digital media sites we access through third-party platforms and exchanges.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, retransmission consent agreements that are entered into with MVPDs, and agreements associated with our television stations’ spectrum usage rights. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. In our television and radio segments, we recognize advertising revenue when commercials are broadcast. In our digital segment, we recognize advertising revenue when display or other digital advertisements record impressions on the websites of our third party publishers or as the advertiser’s previously agreed-upon performance criteria are satisfied. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts we have entered into directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2020, 2024, etc.) and, to a lesser degree, Congressional mid-term election years (2022, 2026, etc.), resulting from increased political advertising in those years compared to other years.

We refer to the revenue generated by agreements with MVPDs as retransmission consent revenue, which represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We recognize retransmission consent revenue earned as the television signal is delivered to an MVPD.

Our FCC licenses grant us spectrum usage rights within each of the television markets in which we operate. These spectrum usage rights give us the authority to broadcast our stations’ over-the-air television signals to our viewers. We regard these rights as a valuable asset. With the proliferation of mobile devices and advances in technology that have freed up spectrum capacity, the monetization of our spectrum usage rights has become a significant source of revenue in recent years.  We generate revenue from agreements associated with these television stations’ spectrum usage rights from a variety of sources, including but not limited to agreements with third parties to utilize spectrum for the broadcast of their multicast networks; charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with our broadcasting operations; and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements.  Revenue generated by such agreements is recognized over the period of the lease or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference.  In addition, subject to certain restrictions contained in our 2017 Credit Agreement, we will consider strategic acquisitions of television stations to further this strategy from time to time, as well as additional monetization opportunities expected to arise as the television broadcast industry implements the standards contained in ATSC 3.0.

Our primary expenses are employee compensation, including commissions paid to our sales staff and amounts paid to our national sales representative firms, as well as expenses for general and administrative functions, promotion and selling, engineering, marketing, and local programming. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets. Cost of revenue related to our television segment consists primarily of the carrying value of spectrum usage rights that were surrendered in the FCC auction for broadcast spectrum that concluded in 2017. In addition, cost of revenue related to our digital segment consists primarily of the costs of online media acquired from third-party publishers and third party server costs. Direct operating expenses include salaries and commissions of sales staff, amounts paid to national representation firms, production and programming expenses, fees for ratings services, and engineering costs. Corporate expenses consist primarily of salaries related to corporate officers and back office functions, third party legal and accounting services, and fees incurred as a result of being a publicly traded and reporting company.

Highlights

During 2020, our consolidated revenue increased to $344.0 million from $273.6 million in the prior year, primarily due to increase in advertising revenue attributed to the acquisition of a majority interest in a company engages in the sale and marketing of digital advertising that together with its subsidiaries, does business under the name Cisneros Interactive, during the fourth quarter of 2020, which did not contribute to net revenue in prior periods, and increases in political advertising revenue and retransmission consent revenue. The increase in advertising revenue was partially offset by decreases in local and national advertising revenue and revenue from spectrum usage rights. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue for our television segment increased to $154.5 million in 2020, from $149.7 million in 2019. This increase of approximately $4.8 million was primarily due to increases in political advertising revenue and retransmission consent revenue, partially offset by decreases in local and national advertising revenue and revenue from spectrum usage rights. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines, competitive factors with another Spanish-language broadcaster, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. We generated a total of $36.8 million in retransmission consent revenue for the year ended December 31, 2020 compared to $35.4 million for the year ended December 31, 2019. We generated a total of $5.4 million in spectrum usage rights revenue for the year ended December 31, 2020 compared to $13.1 million for the year ended December 31, 2019.

Net revenue for our digital segment increased to $143.3 million in 2020, from $68.9 million in 2019. This increase of approximately $74.4 million was primarily a result of advertising revenue attributed to the acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to net revenue in prior periods, partially offset by a decrease in advertising revenue as a result of declines in pre-acquisition digital revenue, and the continuing economic crisis resulting from the COVID-19 pandemic.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us.  In response to this trend, we are offering programmatic alternatives to advertisers, which is putting pressure on margins. We expect this trend will continue in future periods, likely resulting in a permanent higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Net revenue for our radio segment decreased to $46.3 million in 2020, from $55.0 million in 2019. This decrease of approximately $8.7 million was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

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

Operational Impact

As result of lockdown, shelter-in-place, stay-at-home or similar orders imposed beginning in March 2020, businesses in non-essential industries were closed or their operations were curtailed throughout the United States and around the world.  By some estimates, up to 95% of the U.S. population has at one time or another been subject to such orders. While a number of such orders have been lifted or eased from time to time, they were reimposed on a wider scale later in 2020 during a resurgence of the pandemic.  Unprecedented disruptions in daily life and business continue on a global scale.

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

Our digital segment has a significant number of employees in Spain, Mexico and Argentina, which are among the worst affected countries in the world by the pandemic. Spain had begun to return to work in July following highly restrictive lockdowns that began in March 2020, although the second wave of the pandemic that began in the latter months of 2020 has affected Spain, along with the rest of Western Europe, with a significant increase in new cases reported and the reimposition of lockdowns in many parts of Spain. Mexico began lifting lockdown restrictions in early June 2020 but with a significant number of new cases and deaths during the second wave of the pandemic began reinstituting lockdowns in certain regions, including parts of Mexico City, in late 2020 and early 2021. In late June, Argentina extended and strengthened existing lockdown conditions in Buenos Aires that began nationwide in March 2020 as a significant number of new cases and deaths continued. Uruguay, where we also have a large number of employees in our digital segment, has not instituted lockdowns. Nonetheless, most of our employees in our digital segment work remotely and we have not seen a significant interruption in our digital business to date. We cannot give assurance at this time whether a more prolonged or extensive impact of the pandemic in Spain, Latin America or any other location where our digital segment has employees or operates would not adversely affect our digital business.

Our corporate office is located in Santa Monica, California, which, since March 19, 2020, has been subject to a general statewide order, as modified from time to time, to stay at home except as needed to maintain continuity of operations of critical infrastructure sectors. We have been operating with reduced staff in our corporate office, with certain staff working remotely.. We have not experienced any significant interruption in any of our corporate or administrative departments, including without limitation our finance and accounting departments.

Financial Impact

In the quarter ended December 31, 2020, the global, U.S. and local economies declined at a slower rate than during earlier periods in 2020.  With the exception of political advertising during the height of the election cycle, we continued to experience significant cancellations of advertising and a significant decrease in new advertising placements in our television segment and especially our radio segment, continuing a trend that we had begun to experience since the last half of March 2020, although we experienced this decrease at a slower rate as the year progressed. The impact on our radio segment continues to be significantly greater than that on our television segment because radio audiences declined at a much greater rate, and maintained, as a result of fewer people commuting to work or driving in general as a result of a combination of lockdown, shelter-in-place, stay-at-home or similar orders that were still in effect in various parts of  the United States throughout most of 2020, and changes in personal behavior regardless of whether such lockdown, shelter-in-place, stay-at-home or similar orders were in effect in certain parts of the United States from time to time during this period.

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

To partially address this situation, we have continued to significantly reduce some of our advertising rates, primarily in our radio segment, although the rate of decrease in our advertising rates was at a slower pace during the quarter ended December 31, 2020 than it was during earlier periods in 2020 and has been somewhat moderated by political advertising in our inventory during the election cycle. We have also eased credit terms for certain of our advertising clients to help them manage their own cash flow and address other financial needs.

Depending upon the extent and duration of the pandemic and the continuing economic crisis that has resulted from the pandemic, we expect that these cancellations and reductions in the placement of new advertising will continue in future periods. Therefore, our results of operations for the year ended December 31, 2020 may not be indicative of our results of operations for any future period.  We cannot give assurance at this time whether a more prolonged or extensive impact of the pandemic and the continuing economic crisis that has resulted from the pandemic would not adversely affect our business, results of operations and financial condition in future periods during the course of the pandemic, or beyond.

Based on publicly available information, while it currently appears that the U.S. and some local economies have continued to improve month-over-month during the quarter ended December 31, 2020, such improvement is uneven geographically and by industry, and may be adversely impacted by the second wave of the pandemic. We believe that we have not yet felt the full impact of the continuing economic crisis, nor do we know how soon the global, U.S. and local economies will fully recover to pre-pandemic levels. Therefore, while we hope for a different outcome, we anticipate that we may continue to experience an adverse financial impact on our business and results of operations, albeit at a potentially slower rate, and possibly our financial condition, for an unknown period of time even after lockdown, shelter-in-place, stay-at-home and similar orders have been fully lifted and businesses fully reopen. Additionally, any resurgence of the pandemic, which began in many areas of the United States and certain parts of the world during the latter months of 2020, and/or the reimposition of lockdown, shelter-in-place, stay-at-home and similar orders, could intensify this adverse impact and add uncertainty to our business, results of operations and financial condition in future periods.

Primarily during the quarter ended March 31, 2020 and early in the quarter ended June 30, 2020, we engaged in a small number of layoffs and significant number of furloughs of employees as a result of the pandemic. During the quarter ended December 31, 2020 we terminated these previously furloughed employees. Severance expense associated with these terminations was not material.   We will continue to monitor this situation closely and may institute such further layoffs or furloughs at a future date if we think they are appropriate. We have elected to defer the employer portion of the social security payroll tax (6.2%) as provided in the Coronavirus Aid, Relief and Economic Security Act of 2020, commonly known as the CARES Act. The deferral was effective from March 27, 2020 through December 31, 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder is paid by December 31, 2022.

In order to preserve cash during this period, we have instituted certain cost reduction measures. On March 26, 2020, we suspended repurchases under our share repurchase program. Effective April 16, 2020, we instituted a 2.5%-22.5% reduction in salaries company-wide, depending on the amount of then-current compensation. During the quarter ended December 31, 2020, these reductions were reversed and payments were restored retroactively, resulting in no financial impact on a fiscal year basis. Effective May 16, 2020, we suspended company matching of employee contributions to their 401(k) retirement plans. We also reduced our dividend by 50% beginning in the second quarter of 2020, and we may do so in future periods. Additionally, effective May 28, 2020, the Board of Directors decreased its annual non-employee director fees by 20% for the Board year ending at the 2021 shareholders meeting. During the quarter ended December 31, 2020, these reductions were reversed and payments were restored retroactively, resulting in no financial impact on a fiscal year basis. We will continue to monitor all of these actions closely in light of current and changing conditions and may institute such additional actions as we may feel are appropriate at a future date.

We believe that our liquidity and capital resources remain adequate and that we can meet current expenses for at least the next twelve months from a combination of cash on hand and cash flows from operations.

In addition to the great personal toll that the pandemic has exacted and is expected to continue to exact, the challenges it is causing to the global, U.S. and local economies have created and will continue to create unprecedented uncertainty in our business and how we plan and respond to rapidly changing circumstances in our operations, as well as the impact this may have on our business, results of operations and financial condition. We are closely monitoring the situation across all fronts and will need to remain flexible to respond to developments as they occur. However, we cannot give any assurance if, or the extent to which, we will be successful in these efforts.

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

Under our proxy agreement with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2020 and 2019, retransmission consent revenue accounted for approximately $36.8 million and $35.4 million, respectively, of which $26.8 million and $27.3 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Acquisitions and Dispositions

Cisneros Interactive

On October 13, 2020, we acquired from certain individuals (collectively, the “Sellers”), 51% of the issued and outstanding shares of Cisneros Interactive. The transaction, funded from cash on hand, includes a purchase price of approximately $29.9 million in cash. We concluded that the remaining 49% of the issued and outstanding shares of Cisneros Interactive is considered to be a noncontrolling interest.

In connection with the acquisition, we also entered into a Put and Call Option Agreement (the “Put and Call Agreement”). Subject to the terms of the Put and Call Agreement, if certain minimum EBITDA targets are met, the Sellers have the right (the “Put Option”), between March 15, 2024 and June 13, 2024, to cause us to purchase all (but not less than all) of the remaining 49% of the issued and outstanding shares of Cisneros Interactive at a purchase price to be based on a pre-determined multiple of six times

Cisneros Interactive’s 12-month EBITDA in the preceding calendar year. The sellers may also exercise the Put Option upon the occurrence of certain events, between March 2022 and April 2024.

Additionally, subject to the terms of the Put and Call Agreement, we have the right (the “Call Option”), in calendar year 2024, to purchase all (but not less than all) of the remaining 49% of the issued and outstanding shares of Cisneros Interactive at a purchase price to be based on a pre-determined multiple of six times of Cisneros Interactive’s 12-month EBITDA in calendar year 2023.

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.

As a result of the put and call option redemption feature, and since the redemption is not solely within our control, the noncontrolling interest is considered redeemable, and is classified in temporary equity within our Consolidated Balance Sheets initially at its acquisition date fair value. The noncontrolling interest is adjusted each reporting period for income (or loss) attributable to the noncontrolling interest as well as any applicable distributions made. Since the noncontrolling interest is not currently redeemable and it is not probable that it will become redeemable, we are not currently required to adjust the amount presented in temporary equity to its redemption value.

We are in the process of completing the purchase price allocation for our acquisition of a majority interest in Cisneros Interactive. The measurement period remains open pending the finalization of the pre-acquisition tax-related items. The following is a summary of the purchase price allocation (in millions):

Cash	$8.7
Accounts receivable	50.5
Other assets	6.2
Intangible assets subject to amortization	41.7
Goodwill	12.3
Current liabilities	(48.1)
Deferred tax	(10.6)
Redeemable noncontrolling interest	(30.8)

Intangibles assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Publisher relationships	$34.4	10.0
Advertiser relationships	5.2	4.0
Trade name	1.7	2.5
Non-Compete agreements	0.4	4.0

The fair value of the assets acquired includes trade receivables of $50.5 million. The gross amount due under contract is $54.0 million, of which $3.5 million is expected to be uncollectable.

During the year ended December 31, 2020, since the acquisition date, Cisneros Interactive generated net revenue and net income of $89.2 million and $5.1 million, respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the digital segment and is attributable to Cisneros Interactive’s workforce and expected synergies from combining Cisneros Interactive’s operations with ours.

As noted above, the acquisition of a majority interest in Cisneros Interactive included a redeemable noncontrolling interest and the Put and Call Agreement. The fair value of the redeemable noncontrolling interest which includes the Put and Call Agreement recognized on the acquisition date was $30.8 million.

The following unaudited pro forma information for the years ended December 31, 2020 and 2019 has been prepared to give effect to the acquisition of a majority interest in Cisneros Interactive as if the acquisition had occurred on January 1, 2019. This pro forma information was adjusted to exclude acquisition fees and costs of $0.9 million for the year ended December 31, 2020, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what our actual results of operations would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Years Ended
	Ended December 31,
	2020	2019
Pro Forma:
Total revenue	$488,137	$432,966
Net income (loss)	5,257	(11,403)
Net income (loss) attributable to redeemable noncontrolling interest	(5,343)	(4,071)
Net income (loss) attributable to common stockholders	$(86)	$(15,474)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$0.00	$(0.18)

Weighted average common shares outstanding, basic and diluted	84,231,212	85,107,301

KMBH-TV

On November 7, 2019, we completed the acquisition of television station KMBH-TV, serving the McAllen, Texas area, for an aggregate cash consideration of $2.9 million. The transaction was treated as an asset acquisition with $2.3 million of the purchase price recorded in “Intangible assets not subject to amortization”, and the remainder recorded in “Property and equipment, net of accumulated depreciation” on our consolidated balance sheet.

Smadex

On June 11, 2018, we completed the acquisition of Smadex, S.L. (“Smadex”), a mobile programmatic solutions provider that delivers performance-based solutions and data insights for marketers. The transaction was treated as a business acquisition in accordance with the guidance of Accounting Standards Codification (“ASC”) 805. We acquired Smadex to expand our technology platform, broaden our digital solutions offering and enhance our execution of performance campaigns. The transaction was funded from cash on hand for an aggregate cash consideration of $3.5 million, net of $1.2 million of cash acquired.

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

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the digital segment and is attributable to the Smadex workforce and expected synergies from combining its operations with ours.

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

Years Ended December 31,
2018
Pro Forma:
Total revenue	$307,805
Net income (loss)	$13,133

Basic and diluted earnings per share:
Net income per share, basic	$0.15
Net income per share, diluted	$0.15

Weighted average common shares outstanding, basic	89,115,997
Weighted average common shares outstanding, diluted	90,328,583

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

On April 2, 2020, we sold KMCC-TV to ION Media Stations, Inc. for $4.0 million.  The transaction resulted in a gain of $0.6 million, which is included in other operating gain in the consolidated statements of operations.

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

	Years Ended December 31,			% Change	% Change
	2020	2019	2018	2020 to 2019	2019 to 2018
Net Revenue
Television	$154,456	$149,654	$152,911	3%	(2)%
Digital	143,309	68,908	80,982	108%	(15)%
Radio	46,261	55,013	63,922	(16)%	(14)%
Consolidated	344,026	273,575	297,815	26%	(8)%
Cost of revenue - digital	106,928	36,757	45,096	191%	(18)%
Direct operating expenses
Television	61,145	61,778	62,434	(1)%	(1)%
Digital	15,227	18,357	21,521	(17)%	(15)%
Radio	28,537	39,277	41,287	(27)%	(5)%
Consolidated	104,909	119,412	125,242	(12)%	(5)%
Selling, general and administrative expenses
Television	19,748	22,638	21,864	(13)%	4%
Digital	15,404	13,904	11,590	11%	20%
Radio	13,252	17,423	18,081	(24)%	(4)%
Consolidated	48,404	53,965	51,535	(10)%	5%
Depreciation and amortization
Television	12,918	10,059	9,024	28%	11%
Digital	2,561	4,723	4,759	(46)%	(1)%
Radio	1,803	1,866	2,490	(3)%	(25)%
Consolidated	17,282	16,648	16,273	4%	2%
Segment operating profit (loss)
Television	60,645	55,179	59,589	10%	(7)%
Digital	3,189	(4,833)	(1,984)	(166)%	144%
Radio	2,669	(3,553)	2,064	*	(272)%
Consolidated	66,503	46,793	59,669	42%	(22)%
Corporate expenses	27,807	28,067	26,865	(1)%	4%
Change in fair value of contingent consideration	—	(6,478)	(1,202)	(100)%	439%
Impairment charge	40,035	32,097	—	25%	*
Foreign currency (gain) loss	(1,052)	754	1,616	*	(53)%
Other operating (gain) loss	(6,895)	(5,994)	(1,187)	15%	405%
Operating income (loss)	$6,608	$(1,653)	$33,577	*	*
Consolidated adjusted EBITDA (1)	$60,419	$41,209	$54,038	47%	(24)%
Capital expenditures
Television	$7,184	$24,174	$14,336
Digital	1,659	318	1,031
Radio	641	792	350
Consolidated	$9,484	$25,284	$15,717
Total assets
Television	$425,899	$465,758	$487,929
Digital	196,020	51,979	81,460
Radio	125,426	138,463	121,020
Consolidated	$747,345	$656,200	$690,409

*	Percentage not meaningful.
(1)

Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other operating gain (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from the FCC spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings. We use the term consolidated adjusted EBITDA because that measure is defined in our 2017 Credit Agreement and does not include gain

(loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings.

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of December 31): 2020, 2.3 to 1; 2019, 3.5 to 1.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income (loss) and net income (loss).  As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Consolidated adjusted EBITDA (1)	$60,419	$41,209	$54,038
EBITDA attributable to redeemable noncontrolling interest	3,436	—	—
Interest expense	(8,265)	(13,683)	(15,743)
Interest income	1,748	3,353	3,973
Gain (loss) on debt extinguishment	—	(255)	(550)
Income tax (expense) benefit	(1,506)	(8,158)	(7,877)
Amortization of syndication contracts	(504)	(505)	(651)
Payments on syndication contracts	458	543	643
Non-cash stock-based compensation included in direct operating expenses	(1,247)	(732)	(732)
Non-cash stock-based compensation included in corporate expenses	(3,878)	(3,645)	(5,055)
Depreciation and amortization	(17,282)	(16,648)	(16,273)
Change in fair value of contingent consideration	—	6,478	1,202
Other operating gain (loss)	6,895	5,994	1,187
Impairment charge	(40,035)	(32,097)	—
Impairment loss on investment	—	—	(1,320)
Non-recurring severance charge	(1,654)	(2,250)	(782)
Dividend income	28	918	1,475
Equity in net income (loss) of nonconsolidated affiliates	—	(234)	(1,374)
Net (income) loss attributable to redeemable noncontrolling interest	(2,523)	—	—
Net income (loss) attributable to common stockholders	(3,910)	(19,712)	12,161
Depreciation and amortization	17,282	16,648	16,273
Deferred income taxes	(6,225)	5,311	4,612
Amortization of debt issue costs	649	881	1,124
Amortization of syndication contracts	504	505	651
Payments on syndication contracts	(458)	(543)	(643)
Equity in net (income) loss of nonconsolidated affiliate	—	234	1,374
Non-cash stock-based compensation	5,125	4,377	5,787
(Gain) loss on disposal of property and equipment	(731)	158	—
(Gain) loss on debt extinguishment	—	255	550
Net income (loss) attributable to redeemable noncontrolling interest	2,523	—	—
Impairment charge	40,035	32,097	—
Impairment loss on investment	—	—	1,320
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(20,100)	8,610	5,895
(Increase) decrease in prepaid expenses and other assets	11,526	2,102	(5,581)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	17,229	(19,384)	(9,727)
Cash flows from operating activities	$63,449	$31,539	$33,796

(footnotes on preceding page)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Consolidated Operations

Net Revenue. Net revenue increased to $344.0 million for the year ended December 31, 2020 from $273.6 million for the year ended December 31, 2019, an increase of approximately $70.4 million. Of the overall increase, approximately $4.8 million was attributable to our television segment and was primarily due increases in political advertising revenue and retransmission consent revenue, partially offset by decreases in local and national advertising revenue and revenue from spectrum usage rights. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines, competitive factors with another Spanish-language broadcaster, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. Additionally, approximately $74.4 million of the overall increase was attributable to our digital segment and was primarily due to the acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to net revenue in prior periods, partially offset by a decrease in advertising revenue as a result of declines in pre-acquisition digital revenue, and the continuing economic crisis resulting from the COVID-19 pandemic.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us.  In response to this trend, we are offering programmatic alternatives to advertisers, which is putting pressure on margins. We expect this trend will continue in future periods, likely resulting in a permanent higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful. The overall increase in net revenue was partially offset by a decrease of approximately $8.7 million attributable to our radio segment and was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

We believe that for the full year 2021, net revenue will increase primarily as a result of operating Cisneros Interactive for a full year in 2021 compared to less than three months in 2020, partially offset by a decrease in political advertising revenue compared to 2020.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $106.9 million for the year ended December 31, 2020 from $36.8 million for the year ended December 31, 2019, an increase of $70.1 million, primarily due to increased costs of revenue associated with Cisneros Interactive during the fourth quarter of 2020, following our acquisition during the fourth quarter of 2020, with respect to which we did not incur cost of revenue in prior periods.

Direct Operating Expenses. Direct operating expenses decreased to $104.9 million for the year ended December 31, 2020 from $119.4 million for the year ended December 31, 2019, a decrease of approximately $14.5 million. Of the overall decrease, approximately $0.6 million of the overall decrease was attributable to our television segment and was primarily due to decreases in salary expense associated with furloughs and layoffs, and expenses associated with the decrease in local and national advertising revenue. Additionally, approximately $3.2 million of the overall decrease was attributable to our digital segment primarily due to decreases in salary expense, and expenses associated with the decrease in advertising revenue as a result of declines in pre-acquisition digital revenue, and the continuing economic crisis resulting from the COVID-19 pandemic, partially offset by an increase associated with the acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur direct operating expenses for us in prior periods. Additionally, approximately $10.8 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in salary expense associated with furloughs and layoffs, and expenses associated with the decrease in advertising revenue. As a percentage of net revenue, direct operating expenses decreased to 30% for the year ended December 31, 2020 from 44% for the year ended December 31, 2019, because direct operating expenses decreased while net revenue increased.

We believe that direct operating expenses will increase during 2021, primarily as a result of operating Cisneros Interactive for a full year in 2021 compared to less than three months in 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $48.4 million for the year ended December 31, 2020 from $54.0 million for the year ended December 31, 2019, a decrease of approximately $5.6 million. Of the overall decrease, approximately $2.9 million was attributable to our television segment and was primarily due to decreases in salary expense associated with furloughs and layoffs, and payroll tax expense. Additionally, approximately $4.1 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in salary expense associated with furloughs and layoffs, and payroll tax expense. The overall decrease was partially offset by an increase of approximately $1.5 million in our digital segment and was primarily due to the acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to selling, general and administrative expenses in prior periods, partially offset by a decrease in in salary expense associated with furloughs and layoffs. As a percentage of net revenue, selling, general and administrative expenses decreased to 14% for the year ended December 31, 2020 from 20% for the year ended December 31, 2019, because selling, general and administrative operating expenses decreased while net revenue increased.

We believe that selling, general and administrative expenses will increase during 2021, primarily as a result of operating Cisneros Interactive for a full year in 2021 compared to less than three months in 2020.

Corporate Expenses. Corporate expenses decreased to $27.8 million for the year ended December 31, 2020 from $28.1 million for the year ended December 31, 2019, a decrease of $0.3 million. The decrease was primarily due to decreases in audit fees, travel and rent expense. These decreases were partially offset by expenses for legal and financial due diligence related to the acquisition of a majority interest in Cisneros Interactive. As a percentage of net revenue, corporate expenses decreased to 8% for the year ended December 31, 2020 from 10% for the year ended December 31, 2019.

We believe that corporate expenses will not change significantly during 2021 compared to 2020.

Depreciation and Amortization. Depreciation and amortization increased to $17.3 million for the year ended December 31, 2020 from $16.6 million for the year ended December 31, 2019, an increase of $0.7 million. The increase was primarily attributable to amortization of the intangible assets from the acquisition of a majority interest in Cisneros Interactive, and fixed assets additions in our television segment as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017, partially offset by a decrease due to long-lived assets in our digital segment that were impaired in the first quarter of 2020.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to our 2017 acquisition of 100% of several entities collectively doing business as Headway (“Headway”), we recognized income of $6.5 million for the year ended December 31, 2019.

Foreign currency loss. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, our operating expenses are generally denominated in the currencies of the countries in which our operations are located, and we have operations in countries other than the United States, primarily those operations related to our digital business. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our digital business. Foreign currency gain was $1.1 million for the year ended December 31, 2020, compared to foreign currency loss of $0.8 million for the year ended December 31, 2019, primarily due to currency fluctuations that affected our digital segment operations located outside the United States, primarily related to the digital business.

Other operating gain. Other operating gain increased to $6.9 million for the year ended December 31, 2020 from $6.0 million for the year ended December 31, 2019, an increase of $0.9 million, primarily due to gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017, and gains from the sale of certain assets.

Impairment. Due to the continuing economic crisis resulting from the COVID-19 pandemic, we experienced a decline in performance across all our reporting units beginning late in the first quarter of 2020. Additionally, our digital reporting unit was already facing declining results prior to the onset of the pandemic, caused by continuing competitive pressures and rapid changes in the digital advertising industry, which then further accelerated late in that quarter as a result of the economic crisis brought about by the pandemic. The results of our television and radio reporting units prior to the onset of the pandemic were exceeding internal budgets, driven in large part by political advertising revenue, but declined sharply in the last few weeks of that quarter. As a result, we updated our internal forecasts of future performance and determined that triggering events had occurred during the first quarter of 2020 that required interim impairment assessments related to goodwill, indefinite lived intangible assets and long-lived assets. In addition, during the fourth quarter of 2020, as a result of our annual testing of goodwill and indefinite life intangible assets, we noted that the carrying values of two radio FCC license exceeded their fair values. As a result, we incurred an impairment charge related to indefinite life intangible assets in our radio reporting unit. As a result of these assessments, we recognized impairment charges totaling $40.0 million for the year ended December 31, 2020.

We incurred impairment charge related to goodwill in the amount of $27.7 million, impairment charge related to indefinite life intangible assets in the amount of $4.2 million, and impairment charge of $0.2 million to reflect the fair market value of our assets held for sale, for the year ended December 31, 2019.

These write-downs were made pursuant to ASC 350, “Intangibles – Goodwill and Other”, which requires that goodwill and certain intangible assets be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the assets might be impaired.

Operating Income (Loss). As a result of the above factors, operating income was $6.6 million for the year ended December 31, 2020, compared to operating loss of $1.7 million for the year ended December 31, 2019.

Interest Expense, net. Interest expense, net decreased to $6.5 million for the year ended December 31, 2020 from $10.3 million for the year ended December 31, 2019, a decrease of $3.8 million. This decrease was primarily due to lower principal balance as a result of repayment in the fourth quarter of 2019, and a lower interest rate.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $0.3 million for the year ended December 31, 2019 related to capitalized finance costs written off due to partial prepayments of our debt.

Income Tax Expense or Benefit. Income tax expense for the year ended December 31, 2020 was $1.5 million. The effective tax rate for the year ended December 31, 2020 was different from our statutory rate due to foreign and state taxes, a valuation allowance on deferred tax assets in our Spanish entity, adjustments to our state tax return filings as a result of gain that was previously deferred, and nondeductible expenses, primarily goodwill impairment charges. Income tax expense for the year ended December 31, 2019 was $8.2 million or negative 72% of our pre-tax loss. The effective tax rate for the year ended December 31, 2019 was different from our statutory rate primarily due to nondeductible expenses, including the significant goodwill impairment charges recorded in Spain and the U.S. during the year, the state tax impact on the previously deferred gain from the FCC auction for broadcast spectrum that concluded in 2017, as well as foreign and state taxes.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of our digital operations located in Spain.  As a result of recurring losses from our digital operations in Spain, management has determined that it is more likely than not that deferred tax assets of approximately $1.7 million at December 31, 2020 will not be realized and therefore we have established a valuation allowance on those assets.
Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $154.5 million in 2020, from $149.7 million in 2019. This increase of approximately $4.8 million was primarily due to increases in political advertising revenue and retransmission consent revenue, partially offset by decreases in local and national advertising revenue and revenue from spectrum usage rights. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines, competitive factors with another Spanish-language broadcaster, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. We generated a total of $36.8 million in retransmission consent revenue for the year ended December 31, 2020 compared to $35.4 million for the year ended December 31, 2019. We generated a total of $5.4 million in spectrum usage rights revenue for the year ended December 31, 2020 compared to $13.1 million for the year ended December 31, 2019.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $61.1 million for the year ended December 31, 2020 from $61.8 million for the year ended December 31, 2019, a decrease of $0.7 million. The decrease was primarily due to decreases in salary expense associated with furloughs and layoffs, and expenses associated with the decrease in local and national advertising revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $19.7 million for the year ended December 31, 2020 from $22.6 million for the year ended December 31, 2019, a decrease of $2.9 million. The decrease was primarily due to decreases in salary expense associated with furloughs and layoffs, and payroll tax expense.

Digital

Net Revenue.  Net revenue in our digital segment increased to $143.3 million for the year ended December 31, 2020 from $68.9 million for the year ended December 31, 2019, an increase of $74.4 million. The increase was a primarily a result of advertising revenue attributed to the acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to net revenue in prior periods, partially offset by a decrease in advertising revenue as a result of declines in pre-acquisition digital revenue, and the continuing economic crisis resulting from the COVID-19 pandemic.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us.  In response to this trend, we are offering programmatic alternatives to advertisers, which is putting pressure on margins. We expect this trend will continue in future periods, likely resulting in a permanent higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Cost of revenue.  Cost of revenue in our digital segment increased to $106.9 million for the year ended December 31, 2020 from $36.8 million for the year ended December 31, 2019, an increase of $70.1 million, primarily due to increased costs of revenue associated with Cisneros Interactive during the fourth quarter of 2020, following our acquisition during the fourth quarter of 2020, which did not incur cost of revenue for us in prior periods. As a percentage of digital net revenue, cost of revenue increased to 75% for the year ended December 31, 2020 from 53% for the year ended December 31, 2019, primarily due to the acquisition of a majority interest in Cisneros Interactive which operates with lower margins compared to our other digital operations.

Direct operating expenses. Direct operating expenses in our digital segment decreased to $15.2 million for the year ended December 31, 2020 from $18.4 million for the year ended December 31, 2019, a decrease of $3.2 million.  The decrease was primarily due to primarily due to decreases in salary expense associated with furloughs and layoffs, and expenses associated with the decrease in advertising revenue as a result of declines in pre-acquisition digital revenue, and the continuing economic crisis resulting from the COVID-19 pandemic, partially offset by an increase associated with our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to direct operating expenses in prior periods.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $15.4 million for the year ended December 31, 2020 from $13.9 million for the year ended December 31, 2019, an increase of $1.5 million. The increase was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to selling, general and administrative expenses in prior periods, partially offset by a decrease in salary expense associated with furloughs and layoffs.

Radio

Net Revenue. Net revenue in our radio segment decreased to $46.3 million in 2020, from $55.0 million in 2019. This decrease of approximately $8.7 million was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue. The decrease in local and national advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters, and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $28.5 million for the year ended December 31, 2020 from $39.3 million for the year ended December 31, 2019, a decrease of $10.8 million. The decrease was primarily due to decreases in salary expense associated with furloughs and layoffs, and expenses associated with the decrease in advertising revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $13.3 million for the year ended December 31, 2020 from $17.4 million for the year ended December 31, 2019, a decrease of $4.1 million. The decrease was primarily due to decreases in salary expense associated with furloughs and layoffs, and payroll tax expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net losses attributable to common stockholders of $3.9 million and $19.7 million for the years ended December 31, 2020 and 2019, respectively, and net income attributable to common stockholders of $12.2 million for the year ended December 31, 2018. We had positive cash flow from operations of $63.4 million, $31.5 million and $33.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $119.2 million, and available for sale marketable securities in the additional amount of $28.0 million, as of December 31, 2020. Our liquidity is not materially impacted by the amounts held in accounts outside the United States.

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

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the

Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of December 31, 2020, the interest rate on our Term Loan B was 2.90%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

In The Term Loan B Facility does not contain any financial covenants. In connection with our entering into the 2017 Credit Agreement, we and our restricted subsidiaries also entered into a Security Agreement, pursuant to which we and the Credit Parties each granted a first priority security interest in the collateral securing the 2017 Credit Facility for the benefit of the lenders under the 2017 Credit Facility.

In December 2019, we made a prepayment of $25.0 million to reduce the amount of loans outstanding under our Term Loan B Facility. We did not make a prepayment in 2020.

On April 30, 2019, we entered into an amendment to the 2017 Credit Agreement, which became effective on May 1, 2019. Pursuant to that amendment, the lenders under the 2017 Credit Facility waived any events of default that may have arisen under the 2017 Credit Agreement in connection with our failure to timely deliver our financial statements for the fiscal year ended December 31, 2018, and amended the 2017 Credit Agreement, giving us until May 31, 2019 to deliver the 2018 financial statements. Subsequent to this amendment and prior to the May 31, 2019 deadline, we delivered the 2018 financial statements in full, and therefore were not in default under the 2017 Credit Agreement, as amended.

The carrying amount of the Term Loan B Facility as of December 31, 2020 was $213.5 million, net of $1.8 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of December 31, 2020 was $210.5 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

The 2017 Credit Agreement contains a covenant that the Company deliver its financial statements and certain other information for each fiscal year within 90 days after the end of each fiscal year. As a result of our expanding business operations, primarily related to the acquisition of a majority interest in Cisneros Interactive, we did not deliver our financial statements and other information within 90 days after the end of the fiscal year ended December 31, 2020, and as a result we did not satisfy the requirement of this covenant in the 2017 Credit Agreement. The 2017 Credit Agreement provides an additional period of 30 days for us to satisfy such covenant, and with the filing of this Annual Report on Form 10-K we believe we have satisfied the requirements of the 2017 Credit Agreement with respect to the delivery of our financial statements and other information for the fiscal year ended December 31, 2020.

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

From inception of the share repurchase program through December 31, 2020, we have repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million. All repurchased shares were retired as of December 31, 2020.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $60.4 million for the year ended December 31, 2020 from $41.2 million for the year ended December 31, 2019, an increase of $19.2 million, or 47%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 18% for the year ended December 31, 2020, from 15% for the year ended December 31, 2019.

Consolidated adjusted EBITDA, as defined in our 2017 Credit Agreement, means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings. We use the term consolidated adjusted EBITDA because that measure is defined in our 2017 Credit Agreement and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings.

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of December 31): 2020, 2.3 to 1; 2019, 3.5 to 1.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income (loss) and net income (loss).  As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important financial line items.   Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 60.

Cash Flow

Net cash flow provided by operating activities was $63.4 million for the year ended December 31, 2020 compared to net cash flow provided by operating activities of $31.5 million for the year ended December 31, 2019. We had net loss of $1.4 million for the year ended December 31, 2020, which included non-cash items such as deferred income taxes of $6.2 million, depreciation and amortization expense of $17.3 million, and impairment charge of $40.0 million. We had net loss of $19.7 million for the year ended December 31, 2019, which included non-cash items such as deferred income taxes of $5.3 million, depreciation and amortization expense of $16.6 million, and impairment charge of $32.1 million. We expect to have positive cash flow from operating activities for the 2021 year.

Net cash flow provided by investing activities was $38.1 million for the year ended December 31, 2020, compared to net cash flow provided by investing activities of $14.4 million for the year ended December 31, 2019. During the year ended December 31, 2020, we had proceeds of $63.5 million from the maturity of marketable securities and proceeds of $5.1 million from the sale of property and equipment and intangibles, and we spent $21.3 million on the acquisition of a majority interest in Cisneros Interactive net of cash acquired, $9.1 million on net capital expenditures, and $0.2 million on the purchase of intangible assets. During the year ended December 31, 2019, we had proceeds of $43.6 million from the maturity of marketable securities, and we spent $1.7 million on purchases of investments, $2.3 million on the purchase of intangible assets, and $25.3 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $8.0 million during the full year 2021. Of this amount, we expect that approximately $0.2 million will be expended in connection with the required relocation of certain of our television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017, which amount we expect to be reimbursed to us by the FCC. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $15.5 million for the year ended December 31, 2020, compared to net cash flow used in financing activities of $59.4 million for the year ended December 31, 2019. During the year ended December 31, 2020, we made dividend payments of $10.5 million, debt payments of $3.0 million, paid $0.5 million for the repurchase of stock, and spent $1.4 million for taxes related to shares withheld for share-based compensation plans. During the year ended December 31, 2019, we made debt payments of $28.0 million, dividend payments of $17.0 million, paid $12.6 million for the repurchase of stock, and spent $1.7 million for taxes related to shares withheld for share-based compensation plans.

Commitments and Contractual Obligations

Our material contractual obligations at December 31, 2020 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt and related interest (1)	$239,172	$9,235	$18,210	$211,727	$—
Media research and ratings providers (2)	10,454	7,483	2,529	442	—
Operating leases (3)	50,673	9,421	14,791	10,832	15,629
Other material non-cancelable contractual obligations (4)	6,097	2,426	3,671	—	—
Total contractual obligations (5)	$306,396	$28,565	$39,201	$223,001	$15,629

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
(5)

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1.2 million of liabilities related to uncertain tax positions have been excluded from the table above.

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

Due to the continuing economic crisis resulting from the COVID-19 pandemic, we experienced a decline in performance across all of our reporting units beginning late in the first quarter of 2020. Additionally,  the digital reporting unit was already facing declining results prior to the onset of the pandemic, caused by continuing competitive pressures and rapid changes in the digital advertising industry, which then further accelerated late in the first quarter of 2020 as a result of the economic crisis brought about from the pandemic. The results of the television and radio reporting units prior to the onset of the pandemic and the resulting economic crisis were exceeding internal budgets, driven in large part by political advertising revenue, but declined sharply in the last few weeks of the first quarter of 2020.  As a result, we updated our internal forecasts of future performance and determined that triggering events had occurred during the first quarter of 2020 that required interim impairment assessments. As a result of the interim impairment assessments, we concluded that the digital reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $0.8 million in the first quarter of 2020. We determined that no triggering events had occurred during the second or third quarters of 2020 that required interim impairment assessments.

As of our annual goodwill testing date, October 1, 2020, we had $40.5 million of goodwill in our television reporting unit. We did not reach a definitive conclusion on the television reporting unit based on a qualitative assessment alone so we performed a quantitative test and compared the fair value of the television reporting unit to its carrying amount. The fair value of our television reporting unit exceeded its carrying value by 19%, resulting in no impairment charge. As discussed in Note 5 to Notes to Consolidated Financial Statements, the calculation of the fair value of the television reporting unit requires estimates of the discount rate and the long term projected growth rate.  If that discount rate were to increase by 0.5%, the fair value of the television reporting unit would decrease by 5%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 3%.

As of our annual goodwill testing date, October 1, 2020, we had $5.2 million of goodwill in our digital reporting unit. We did not reach a definitive conclusion on the digital reporting unit based on a qualitative assessment alone so we performed a quantitative test and compared the fair value of the digital reporting unit to its carrying amount. The fair value of our digital reporting unit exceeded its carrying value by 20%, resulting in no impairment charge in the fourth quarter of 2020. As discussed in Note 5 to Notes to Consolidated Financial Statements, the calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate.  If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 5%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 1%.

As of our annual goodwill testing date, October 1, 2020, we had no goodwill in our radio reporting unit.

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

During the first quarter of 2020, due to triggering events described above, we conducted a review of certain of the indefinite life intangible assets in our television and radio reporting units. Based on the assumptions and estimates described above, the carrying values of certain FCC licenses exceeded their fair values. As a result, we recorded impairment charges of FCC licenses in our television and radio reporting units in the amount of $23.5 million and $8.8 million, respectively in the first quarter of 2020. Additionally, during our annual testing date, October 1, 2020, we noted that the carrying value of two radio FCC license exceeded their fair value. As a result, we recorded an impairment charge in the amount of $0.2 million. The fair values of our television FCC licenses for each of the remaining market clusters exceeded the carrying values in amounts ranging from 22% to over 1,000%. The fair values of our radio FCC licenses for each of the remaining market clusters exceeded the carrying values in amounts ranging from 0% to over 100%. Two markets with aggregate carrying value of approximately $1.8 million have fair values that exceed carrying values by less than 10%.

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

During the first quarter of 2020 we conducted a review of certain long-lived assets using a two-step approach. In the first step, the carrying value of the asset group is compared to the projected undiscounted cash flows to determine recoverability.  If the asset carrying value is not recoverable, then the fair value of the asset group is determined in the second step using an income approach.  The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and useful lives. Based on the assumptions and estimates described above, the carrying values of long-lived assets in the digital reporting unit exceeded their fair values. As a result, we recorded impairment charges related to Intangibles subject to amortization of $5.3 million, and property and equipment of $1.5 million, in the first quarter of 2020. No impairment charges related to Intangibles subject to amortization were recorded during the remainder of 2020.

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

Business Combinations

We apply the acquisition method of accounting for business combinations in accordance with GAAP and use estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, revenue projections, gross margin projections, customer attrition rates, royalty rates, discount rates and terminal growth rate assumptions. We use established valuation techniques and may engage reputable valuation specialists to assist with the valuations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition, as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Additional Information

For additional information on our significant accounting policies, please see Note 2 to Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2 to Notes to Consolidated Financial Statements.

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

Due to the continuing economic crisis resulting from the COVID-19 pandemic, we experienced a decline in performance across all of our reporting units beginning late in the first quarter of 2020. The results of the television reporting unit prior to the onset of the pandemic and the resulting economic crisis were exceeding internal budgets, driven in large part by political advertising revenue, but declined sharply in the last few weeks of the first quarter of 2020.  As a result, we updated our internal forecasts of future performance and determined that triggering events had occurred during the first quarter of 2020 that required interim impairment assessments. As a result of the interim impairment assessments, we concluded that the carrying values of certain FCC licenses exceeded their fair values. As a result, we recorded impairment charges of FCC licenses in our television reporting unit in the amount of $23.5 million in the first quarter of 2020.

We also conducted our annual review of our television reporting unit as part of our goodwill testing and determined that the carrying value of our television reporting unit exceeded the fair value. The fair value of the television reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on the historical performance of the business and projected trends in the television industry and Hispanic market. Based on the assumptions and estimates described above, the television reporting unit’s fair value exceeded its carrying value by 19%, resulting in no additional impairment charge for the year ended December 31, 2020. As discussed in Note 5 to Notes to Consolidated Financial Statements, the calculation of the fair value of the television reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the television reporting unit would decrease by 5%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 3%.

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

Due to the continuing economic crisis resulting from the COVID-19 pandemic, we experienced a decline in performance across all of our reporting units beginning late in the first quarter of 2020. The results of the radio reporting unit prior to the onset of the pandemic and the resulting economic crisis were exceeding internal budgets, driven in large part by political advertising revenue, but declined sharply in the last few weeks of the first quarter of 2020.  As a result, we updated our internal forecasts of future performance and determined that triggering events had occurred during the first quarter of 2020 that required interim impairment assessments. As a result of the interim impairment assessments, we concluded that the carrying values of certain FCC licenses exceeded their fair values. As a result, we recorded impairment charges of FCC licenses in our radio reporting unit in the amount of $8.8 million in the first quarter of 2020.

We also conducted our annual review of our radio FCC licenses and noted that the carrying value of two radio FCC licenses exceeded their fair values. As a result, we incurred an impairment charge in the amount of $0.2 million. The fair values of our radio FCC licenses for each of the remaining market clusters exceeded the carrying values in amounts ranging from 0% to over 100%.

We did not have any goodwill in our radio reporting unit at December 31, 2020.

Digital

Due to the continuing economic crisis resulting from the COVID-19 pandemic, we experienced a decline in performance across all our reporting units beginning late in the first quarter of 2020. Additionally, the digital reporting unit was already facing declining results prior to the onset of the pandemic, caused by continuing competitive pressures and rapid changes in the digital advertising industry, which then further accelerated late in the first quarter of 2020 as a result of the economic crisis brought about from the pandemic. As a result, we updated our internal forecasts of future performance and determined that triggering events had occurred during the first quarter of 2020 that required interim impairment assessments. As a result of the interim impairment assessments, we concluded that the digital reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $0.8 million in the first quarter of 2020. Additionally, we conducted a review of certain long-lived assets using a two-step approach. In the first step, the carrying value of the asset group is compared to the projected undiscounted cash flows to determine recoverability.  If the asset carrying value is not recoverable, then the fair value of the asset group is determined in the second step using an income approach.  The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and useful lives. Based on the assumptions and estimates described above, the carrying values of long-lived assets in the digital reporting unit exceeded their fair values. As a result, we recorded impairment charges related to intangibles subject to amortization of $5.3 million, and property and equipment of $1.5 million, in the first quarter of 2020. We determined that no triggering events had occurred during the second or third quarters of 2020 that required interim impairment assessments.

As of our annual goodwill testing date, October 1, 2020, the fair value of our digital reporting unit exceeded its carrying value by 20%, resulting in no additional impairment charge for the year ended December 31, 2020. As discussed in Note 5 to Notes to Consolidated Financial Statements, the calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 5%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 1%.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2020. However, based on recent inflation trends, the economy in Argentina has been classified as highly inflationary. As a result, we applied the guidance in ASC 830, “Foreign Currency Matters”, by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates. There can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of December 31, 2020, we had $215.3 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at LIBOR plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2020 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.2 million based on the outstanding balance of our term loan as of December 31, 2020.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the U.S., primarily related to our digital business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at December 31, 2020 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Spain, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

Based on recent inflation trends, the economy in Argentina has been classified as highly inflationary. As a result, the Company applied the guidance in ASC 830 by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates. See Note 2 to Notes to Consolidated Financial Statements.

As our operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the amount of operating expense of our international operations, primarily related to our digital business. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations historically have not had a material impact on our operating results and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-47.

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

The audited consolidated financial statements included in this annual report on Form 10-K include the results of Cisneros Interactive from the date of acquisition, whose financial statements reflect total assets and revenues constituting 16 and 26 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020. Our acquisition of a majority interest in Cisneros Interactive is more fully described in Note 3 to Notes to Consolidated Financial Statements.  Management’s most recent assessment of internal control over financial reporting as of December 31, 2020 did not include the internal controls related to our acquisition of a majority interest in Cisneros Interactive in the fourth quarter of 2020, as permitted by applicable SEC rules and regulations. Management will include Cisneros Interactive as a part of management’s next assessment of internal control over financial reporting as of December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020.

As a result of our expanding business operations and geographic scope, primarily related to our acquisition of a majority interest in Cisneros Interactive in October 2020, we have experienced a significant increase in the volume of accounting transactions, number of jurisdictions we operate in, and the amount of control activities necessary to properly present consolidated results. Cisneros Interactive operates in multiple countries, uses multiple currencies and, prior to the acquisition, was a private company with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures.  The acquisition was completed late in the year, and we did not have sufficient accounting resources and personnel to appropriately address this increase in necessary control activities, which resulted in the following material weaknesses:

•	A material weakness over the recording of opening balance sheet amounts related to our acquisition of Cisneros Interactive.
•	A material weakness over the revenue cycle of Cisneros Interactive.
•	A material weakness over the reporting of accounts payable, accrued liabilities, income taxes, payroll expenses, and other operating expenses of Cisneros Interactive.

Although these control weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures.  Accordingly, management has concluded that these control weaknesses constitute material weaknesses.

Management’s Plan for Remediation

Management has discussed the material weaknesses described above with the Audit Committee and is in the process of identifying the steps necessary to design a remediation plan in order to remediate the material weaknesses.  We anticipate that such plan will include the addition of accounting resources and the implementation of additional software platforms to address the increased volume of control activities.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, a material weakness in our internal controls existed as of December 31, 2019 relating to (a) control deficiencies in internal control over financial reporting related to revenue in our digital business which includes both the Headway business, as well as our legacy digital business, and (b) deficiencies in internal controls over financial reporting in Headway relating to a number of areas, including accounts receivable, accounts payable, operating expenses, intercompany accounts and income taxes.. During the year ended December 31, 2020, we implemented the following controls that remediated this material weakness:

•	provided additional technical training for accounting personnel tasked with review of revenue contracts in our digital segment;
•	implemented increased monitoring controls over information obtained from third parties relating to revenue in our digital segment;
•	redesigned certain controls at Headway to increase the level of precision related to accounts receivable, accounts payable, operating expenses, intercompany accounts and income taxes;
•	hired additional management, accounting, finance and information technology personnel in certain of our foreign locations to strengthen our accounting resources in these locations; and
•	provided additional internal controls training for employees in key internal control roles in the digital segment.

Our independent registered public accounting firm, BDO USA, LLP, which has audited and reported on our financial statements as of and for the year ended December 31, 2020, issued an attestation report regarding our internal control over financial reporting as of December 31, 2020. BDO USA, LLP’s report is included in this annual report below.

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

Changes in Internal Control

Other than the controls implemented to remediate the previously identified material weakness related to our digital segment described above and the material weaknesses identified in the fourth quarter of 2020 related to our acquisition of a majority interest in Cisneros Interactive described above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Entravision Communications Corporation

Santa Monica, California

Opinion on Internal Control over Financial Reporting

We have audited Entravision Communications Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as “the consolidated financial statements”) and our report dated April 12, 2021 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Cisneros Interactive subsidiary regarding management’s failure to design and maintain controls over (1) recording of opening balance sheet amounts related to the acquisition, (2) revenue cycle and (3) reporting of accounts payable, accrued liabilities, income taxes, payroll expenses and other operating expenses have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated April 12, 2021 on those consolidated financial statements.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cisneros Interactive, which was acquired during the fourth quarter of 2020, and which is included in the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. Cisneros Interactive constituted 16% of total assets as of December 31, 2020 and 26% of net revenue for the year ended December 31, 2020. Management did not assess the effectiveness of internal control over financial reporting of Cisneros Interactive because of the timing of the acquisition which was completed in October 2020. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Cisneros Interactive.

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

April 12, 2021

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2(27)	Fifth Amended and Restated Bylaws, as adopted on March 26, 2020

10.1(3)†	2000 Omnibus Equity Incentive Plan

10.2(4)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(28)	Amended and Restated Voting Agreement by and among Walter F. Ulloa, Paul A. Zevnik and the other parties thereto

10.4(3)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.5(25)†	Employment Agreement effective as of January 1, 2020 by and between the registrant and Walter F. Ulloa

10.6(28)†	Executive Employment Agreement effective as of March 1, 2020 by and between the registrant and Jeffery A. Liberman

10.7(18)†	Executive Employment Agreement effective as of March 1, 2017 by and between the registrant and Jeffery A. Liberman

10.8(22)†	Executive Employment Agreement effective as of January 1, 2019 between the registrant and Christopher T. Young

10.9(24)†	Executive Employment Agreement effective as of May 13, 2019 between the registrant and Karl Meyer

10.10*†	Executive Employment Agreement effective as of November 5, 2020 between the registrant and Juan Saldívar

10.11(3)†	Form of Indemnification Agreement for officers and directors of the registrant

10.12(3)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.13(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.14(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.15(3)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

Exhibit Number	Exhibit Description
10.16(6)

First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.17(5)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.18(10)	Third Amendment to Lease effective as of January 31, 2011 by and between Water Garden Company L.L.C. and the registrant

10.19(30)	Fourth Amendment to Lease effective as of January 14, 2021 by and between Water Garden Company L.L.C. and the registrant

10.20(19)	Station Affiliation Agreement, dated as of October 2, 2017, by and between Entravision Communications Corporation, The Univision Network Limited Partnership and UniMás Network

10.21(8)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.22(11)

Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.23(8)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.24(11)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.25(2)†	2004 Equity Incentive Plan

10.26(9)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.27(10)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.28(12)†	Third Amendment, dated as of April 23, 2014, to 2004 Equity Incentive Plan

10.29(13)†	Fourth Amendment, dated as of May 21, 2014, to 2004 Equity Incentive Plan

10.30(4)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.31(14)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (directors)

10.32(21)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (directors)

10.33(15)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.34(15)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.35(16)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.36(17)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.39(23)†	Non-Employee Director Compensation Policy

10.40(20)

Credit Agreement, dated as of November 30, 2017, by and among Entravision Communications Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, RBC Capital Markets, as Syndication Agent, Wells Fargo Bank, National Association, as Documentation Agent, and the other financial institutions party thereto as Lenders

10.41(20)

Security Agreement, dated as of November 30, 2017, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and Bank of America, N.A., as Administrative Agent

10.42(23)

First Amendment and Limited Waiver, dated as of April 30, 2019, by and among Entravision Communications Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders

10.43(29)	Share Purchase Agreement effective as of October 13, 2020 by and among Entravision Digital Holdings, LLC and the selling shareholders named therein

Exhibit Number	Exhibit Description
10.44(29)	Put and Call Option Agreement effective as of October 13, 2020 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation and the selling shareholders named therein

21.1*	Subsidiaries of the registrant

23.1*	Consent of BDO USA, LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(3)

Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.

(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(5)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 25, 2011.
(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 5, 2012.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014.
(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 30, 2014.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014.

(15)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015.
(16)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016.
(17)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.
(18)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 24, 2017.
(19)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 5, 2017.
(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 1, 2017.
(21)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2018.
(22)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 15, 2019.
(23)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on May 7, 2019.
(24)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019.
(25)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 30, 2019.
(26)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 13, 2020.
(27)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 27, 2020.
(28)	Incorporated by reference from Schedule 13D of Walter F. Ulloa and Paul A. Zevnik, filed with the SEC on May 15, 2020.
(29)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2020.
(30)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 26, 2021.

(c) Financial Statement Schedules:

Not applicable.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: April 12, 2021

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

Signature	Title	Date

/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	April 12, 2021

/s/ CHRISTOPHER T. YOUNG Christopher T. Young	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	April 12, 2021

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	April 12, 2021

/s/ Gilbert R. Vasquez Gilbert R. Vasquez	Director	April 12, 2021

/s/ Patricia Diaz Dennis Patricia Diaz Dennis	Director	April 12, 2021

/s/ Juan Saldivar von Wuthenau Juan Saldivar von Wuthenau	Director	April 12, 2021

/s/ Martha Elena Diaz Martha Elena Diaz	Director	April 12, 2021

/s/ Fehmi Zeko Fehmi Zeko	Director	April 12, 2021

ENTRAVISION COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Entravision Communications Corporation

Santa Monica, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 12, 2021 expressed an adverse opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Note 7 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Codification 842 – Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment – Digital Reporting Unit

As described in Notes 2 and 5 to the Company’s consolidated financial statements, the Company’s total goodwill carrying value at December 31, 2020 was $58 million, of which $17.5 million was allocated to the Digital reporting unit. The Company performs an impairment analysis of goodwill annually, or more frequently if certain events or certain changes in circumstances indicate impairment may exist. As a result of triggering events identified by the Company during the first quarter of 2020, including the impact of the COVID-19 pandemic, the Company performed an interim goodwill impairment assessment. The Company uses a combination of the market approach and an income approach to estimate the fair value of the reporting units.

We identified the Company’s goodwill impairment assessments for the Digital reporting unit as a critical audit matter. The Company’s goodwill and related impairment assessment processes include the following: (i) development of revenue projections and profit margin projections, (ii) determination of inputs and assumptions used to determine the weighted average cost of capital, and (iii) performance of a market capitalization reconciliation which includes estimation of control premiums. There is significant judgment and estimation by management when estimating the fair value of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity and the use of specialized skill and knowledge in performing procedures and evaluating audit evidence relating to the factors considered in management’s estimate.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of certain controls relating to management’s assessment of: (i) reasonableness of projections, (ii) reasonableness of the weighted average cost of capital, (iii) review of the market capitalization reconciliation and the reasonableness of the control premiums used, and (iv) review of the valuation report prepared by management's specialist, including accuracy of inputs and reasonableness of assumptions.

•

Assessing the reasonableness of the Company’s projections and related assumptions by comparing them to the Company’s historical performance, industry conditions and outlooks, market data and evidence obtained in other areas of the audit.

•	Testing the accuracy of the underlying data used by management in the estimate of the fair value of the reporting unit.
•

Utilizing personnel with specialized knowledge and skill in valuation to assist in assessing the reasonableness of the Company’s valuation, including: (i) the inputs and assumptions used in the determination of the weighted average cost of capital, and (ii) assessing the reasonableness of the control premium used in the market capitalization reconciliation.

Impairment Assessment of FCC Licenses

As described in Notes 2 and 5 to the Company’s consolidated financial statements, the Company’s total FCC license carrying value at December 31, 2020 was $216.7 million. The Company tests the FCC licenses for impairment annually, or more frequently if certain events or certain changes in circumstances indicate they may be impaired. As a result of triggering events identified by the Company during the first quarter of 2020, including the impact of the COVID-19 pandemic, the Company performed an interim impairment assessment of the FCC Licenses. The evaluation of impairment is performed by comparing the asset’s carrying value to the asset’s fair value, which the Company determined based on an income approach. This method requires management to make estimates and assumptions such as discount rates, revenue projections, profit margin projections, terminal value multiples, estimated market share, and estimated capital start-up costs.

We identified the impairment assessments of the Company’s FCC licenses as a critical audit matter. Management applies significant judgments in (i) the development of revenue and profit margin projections and estimated market share, and (ii) the determination of inputs and assumptions used to determine the weighted average cost of capital. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of certain controls that addressed management’s assessment of: (i) reasonableness of revenue and profit margin projections and estimated market share, and (ii) reasonableness of inputs and assumptions used to determine the weighted average cost of capital.

•

Evaluating the reasonableness of estimated market share assumptions used by management for a selection of FCC licenses by comparing the market share for a selection of stations to industry data in relation to the FCC license market size and competition within the market.

•

Testing the reasonableness of assumptions for a selection of FCC licenses used by management, including revenue projections and profit margin projections, by performing analytical procedures based on considerations of each FCC license’s designated market area and rank.

•

Utilizing personnel with specialized knowledge and skill in valuation to assist in assessing the reasonableness of the Company’s valuation, including (i) the reasonableness of the market data used by management and the reasonableness of the estimated market share used in a selection of FCC licenses, and (ii) the inputs and assumptions used in the determination of the weighted average cost of capital.

Impairment Assessment of Long-Lived Assets

As described in Notes 2, 5 and 6 to the Company’s consolidated financial statements, the Company’s total intangible assets subject to amortization and property plant and equipment (collectively, “long-lived assets”) at December 31, 2020 were $49.4 million and $72.0 million, respectively. The Company reviews long-lived assets for impairment annually, or more often if circumstances indicate that the carrying amount of those assets may not be recoverable. The Company evaluates the recoverability of assets to be held and used in a two-step process by first comparing the carrying amount of the asset to the undiscounted future net cash flows the asset is expected to generate. If the Company determines that an asset is impaired in step one, an impairment loss is recognized equal to the excess of the asset’s carrying amount over its fair value.

We identified the assessment of long-lived assets for impairment as a critical audit matter due to the significant estimation required to determine (i) the undiscounted future net cash flows for assets with indicators of potential impairment and (ii) the fair value of assets that fail the first step. In particular, management applies significant judgments in the development of revenue and profit margin projections, and discount rates. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these subjective estimates, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of certain controls that addressed management’s assessment of the Company’s long-lived asset impairment process, including controls over accuracy and completeness of the data used in the assessment, and the development of revenue projections and profit margin projections, and discount rates.

•

Evaluating the reasonableness of the significant assumptions by assessing the historical accuracy of management’s estimates, comparing revenue and profit margin projections used by management to current industry and economic trends and evaluating whether changes to the Company’s business and other relevant factors would affect those assumptions.

•

Utilizing personnel with specialized knowledge and skill in valuation to assist in assessing the reasonableness of the Company’s valuation, including the inputs and assumptions used in the determination of the discount rates.

Acquisition of Majority Interest in Cisneros Interactive

As described in Note 3 to the Company’s consolidated financial statements, the Company acquired a controlling interest in Cisneros Interactive for a purchase price of approximately $29.9 million. As a result of the acquisition, management was required to determine estimated fair values of the assets acquired, including certain identifiable intangible assets, and liabilities assumed.

We identified the determination of fair values of the identifiable intangible assets and the purchase price allocation as a critical audit matter. Management applied significant judgment in determining the unobservable inputs including revenue projections, gross margin projections, discount rates, customer attrition rates, and terminal growth rate assumptions. In addition, a material weakness was identified over the recording of opening balance sheet amounts related to the acquisition of Cisneros Interactive. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Assessing the reasonableness of the revenue projections and gross margin projections through: (i) evaluating historical performance of the target entity, and (ii) assessing financial projections against industry metrics and peer-group companies.

•

Assessing the reasonableness of the customer attrition rates used in the purchase price allocation by (i) comparing to historical customer attrition rates of the target entity, and (ii) evaluating the terms of sales partnership agreements.

•

Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the reasonableness of the discount rate and terminal value growth rate incorporated into the various valuation models, and (ii) performing independent estimates to evaluate the potential effect of changes in the significant assumptions.

•	Testing an expanded sample of opening balance sheet amounts by tracing to supporting documentation, including evaluating that the transactions were recorded in the appropriate period.

Accounting for Income Taxes

As described in Notes 2 and 11 to the consolidated financial statements, the Company is subject to federal, state and foreign income taxes. For the year ended December 31, 2020 the total provision for income taxes was $1.5 million and the net deferred income tax liability was $55 million.

We identified certain aspects of accounting for income taxes as a critical audit matter. Specifically, the Company’s income tax process includes complexity related to (i) income tax provision of a material foreign tax jurisdiction and (ii) assessing the tax impacts of the acquisition of controlling interest in Cisneros Interactive. Auditing these elements was especially challenging due to the nature and extent of audit effort required to address these matters, including the need for specialized knowledge and skill in assessing these elements.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of certain controls that addressed management’s assessment of the completeness and accuracy of reporting of the income tax provision in a material foreign tax jurisdiction.

•

Testing mathematical accuracy of the income tax provision related to the foreign tax jurisdiction by re-performing or independently calculating significant portions of the tax provision and reviewing relevant source documents. Agreeing material portions of the income tax provision to the trial balances, relevant source documents and applicable enacted foreign jurisdictional tax rates.

•

Utilizing personnel with specialized knowledge and skill in domestic and international tax to assist in (i) evaluating management’s application of domestic and foreign tax laws and (ii) evaluating the calculation of the deferred tax attributes associated with the acquisition of a controlling interest in Cisneros Interactive by reviewing relevant source documents supporting deferred tax assets and liabilities and re-performing or independently calculating the significant portions of the Cisneros Interactive tax provision.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2018. Los Angeles, California
April 12, 2021

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$119,162	$33,123
Marketable securities	27,988	91,662
Restricted cash	749	734
Trade receivables (including related parties of $6,172 and $4,251), net of allowance for doubtful accounts of $3,790 and $2,890	142,004	71,406
Assets held for sale	2,141	950
Prepaid expenses and other current assets (including related parties of $274 and $274)	18,021	11,557
Total current assets	310,065	209,432
Property and equipment, net of accumulated depreciation of $191,183 and $188,579	72,004	79,642
Intangible assets subject to amortization, net of accumulated amortization of $103,752 and $99,819 (including related parties of $5,869 and $7,098)	49,412	16,772
Intangible assets not subject to amortization	216,653	252,544
Goodwill	58,043	46,511
Operating leases right of use asset	33,525	43,837
Other assets	7,643	7,462
Total assets	$747,345	$656,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and accrued expenses (including related parties of $2,087 and $2,147)	126,849	53,931
Operating lease liabilities	7,290	9,056
Total current liabilities	137,139	65,987
Long-term debt, less current maturities, net of unamortized debt issuance costs of $1,796 and $2,226	210,454	213,024
Long-term operating lease liabilities	31,775	41,387
Other long-term liabilities	3,732	3,371
Deferred income taxes	54,980	44,259
Total liabilities	438,080	368,028

Commitments and contingencies (note 12)
Redeemable noncontrolling interest	33,285	-

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2020 60,759,405 and 2019 60,074,698	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2020 and 2019 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2020 and 2019 9,352,729	1	1
Additional paid-in capital	828,813	836,170
Accumulated deficit	(551,786)	(547,876)
Accumulated other comprehensive income (loss)	(1,056)	(131)
Total stockholders' equity	275,980	288,172
Total liabilities and stockholders' equity	$747,345	$656,200

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2020, 2019 and 2018

(In thousands, except share and per share data)

	2020	2019	2018
Net revenue	$344,026	$273,575	$297,815
Expenses:
Cost of revenue - digital	106,928	36,757	45,096
Direct operating expenses (including related parties of $9,063, $8,194, and $9,254) (including non-cash stock-based compensation of $1,247, $732, and $732)	104,909	119,412	125,242
Selling, general and administrative expenses	48,404	53,965	51,535
Corporate expenses (including non-cash stock-based compensation of $3,878, $3,645, and $5,055)	27,807	28,067	26,865
Depreciation and amortization (includes direct operating of $12,506, $11,294, and $10,272; selling, general and administrative of $4,065, $4,696, and $5,450; and corporate of $711, $658 and $551) (including related parties of $1,228, $1,229, and $1,228)	17,282	16,648	16,273
Change in fair value of contingent consideration	—	(6,478)	(1,202)
Impairment charge	40,035	32,097	—
Foreign currency (gain) loss	(1,052)	754	1,616
Other operating (gain) loss	(6,895)	(5,994)	(1,187)
	337,418	275,228	264,238
Operating income (loss)	6,608	(1,653)	33,577
Interest expense	(8,265)	(13,683)	(15,743)
Interest income	1,748	3,353	3,973
Dividend income	28	918	1,475
Gain (loss) on debt extinguishment	—	(255)	(550)
Impairment loss on investment	—	—	(1,320)
Income (loss) before income taxes	119	(11,320)	21,412
Income tax (expense) benefit	(1,506)	(8,158)	(7,877)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(1,387)	(19,478)	13,535
Equity in net income (loss) of nonconsolidated affiliate	-	(234)	(1,374)
Net income (loss)	(1,387)	(19,712)	12,161
Net (income) loss attributable to redeemable noncontrolling interest	(2,523)	-	-
Net income (loss) attributable to common stockholders	$(3,910)	$(19,712)	$12,161
Basic and diluted earnings per share:
Net income (loss) per share attributable to common stockholders, basic	$(0.05)	$(0.23)	$0.14
Net income (loss) per share attributable to common stockholders, diluted	$(0.05)	$(0.23)	$0.13
Cash dividends declared per common share, basic and diluted	$0.13	$0.20	$0.20
Weighted average common shares outstanding, basic	84,231,212	85,107,301	89,115,997
Weighted average common shares outstanding, diluted	84,231,212	85,107,301	90,328,583

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Net income (loss)	$(1,387)	$(19,712)	$12,161
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(922)	(147)	(352)
Change in fair value of marketable securities	(3)	1,428	(1,000)
Total other comprehensive income (loss)	(925)	1,281	(1,352)
Comprehensive income (loss)	(2,312)	(18,431)	10,809
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(2,523)	—	—
Comprehensive income (loss) attributable to common stockholders	$(4,835)	$(18,431)	$10,809

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2020, 2019 and 2018

(In thousands, except share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2018	66,069,325	14,927,613	9,352,729	—	$7	$2	$1	$888,650	$(540,325)	$(60)	$348,275
Issuance of common stock upon exercise of stock options or awards of restricted stock units	100,000	—	—	—	—	—	—	249	—	—	249
Tax payments related to shares withheld for share-based compensation plans	586,306	—	—	—	(1)	—	—	(793)	—	—	(794)
Stock-based compensation expense	—	—	—	—	—	—	—	5,787	—	—	5,787
Repurchase of Class A common stock	(3,545,100)	—	—	3,545,100	—	—	—	(13,812)	—	—	(13,812)
Retirement of treasury stock	—	—	—	(3,545,100)	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(17,782)	—	—	(17,782)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	(1,000)	(1,000)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(352)	(352)
Net income (loss) attributable to common stockholders for the year ended December 31, 2018	—	—	—	—	—	—	—	—	12,161	—	12,161
Balance, December 31, 2018	63,210,531	14,927,613	9,352,729	—	6	2	1	862,299	(528,164)	(1,412)	332,732
Tax payments related to shares withheld for share-based compensation plans	673,732	—	—	—	—	—	—	(979)	—	—	(979)
Stock-based compensation expense	—	—	—	—	—	—	—	4,377	—	—	4,377
Repurchase of Class A common stock	(3,809,565)	—	—	3,809,565	—	—	—	(12,565)	—	—	(12,565)
Retirement of treasury stock	—	—	—	(3,809,565)	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(16,962)	—	—	(16,962)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	1,428	1,428
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(147)	(147)
Net income (loss) attributable to common stockholders for the year ended December 31, 2019	—	—	—	—	—	—	—	—	(19,712)	—	(19,712)
Balance, December 31, 2019	60,074,698	14,927,613	9,352,729	—	6	2	1	836,170	(547,876)	(131)	288,172
Tax payments related to shares withheld for share-based compensation plans	944,207	—	—	—	—	—	—	(1,426)	—	—	(1,426)
Stock-based compensation expense	—	—	—	—	—	—	—	5,125	—	—	5,125
Repurchase of Class A common stock	(259,500)	—	—	259,500	—	—	—	(525)	—	—	(525)
Retirement of treasury stock	—	—	—	(259,500)	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(10,531)	—	—	(10,531)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	(3)	(3)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(922)	(922)
Net income (loss) attributable to common stockholders for the year ended December 31, 2020	—	—	—	—	—	—	—	—	(3,910)	—	(3,910)
Balance, December 31, 2020	60,759,405	14,927,613	9,352,729	—	$6	$2	$1	$828,813	$(551,786)	$(1,056)	$275,980

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,387)	$(19,712)	$12,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,282	16,648	16,273
Impairment charge	40,035	32,097	—
Impairment loss on investment	—	—	1,320
Deferred income taxes	(6,225)	5,311	4,612
Non-cash interest	649	881	1,124
Amortization of syndication contracts	504	505	651
Payments on syndication contracts	(458)	(543)	(643)
Equity in net (income) loss of nonconsolidated affiliate	—	234	1,374
Non-cash stock-based compensation	5,125	4,377	5,787
(Gain) loss on disposal of property and equipment	(731)	158	—
(Gain) loss on debt extinguishment	—	255	550
Changes in assets and liabilities:
(Increase) decrease in trade receivables, net	(20,100)	8,610	5,895
(Increase) decrease in prepaid expenses and other current assets	11,526	2,102	(5,581)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	17,229	(19,384)	(9,727)
Net cash provided by operating activities	63,449	31,539	33,796
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	5,089	—	33
Purchases of property and equipment	(9,060)	(25,283)	(17,006)
Purchases of intangibles	(158)	(2,300)	(3,153)
Purchase of a businesses, net of cash acquired	(21,261)	—	(3,522)
Purchases of marketable securities	—	(1,400)	(159,403)
Proceeds from marketable securities	63,480	43,647	25,000
Purchases of investments	—	(300)	(1,495)
Net cash provided by (used in) investing activities	38,090	14,364	(159,546)
Cash flows from financing activities:
Proceeds from stock option exercises	—	—	249
Tax payments related to shares withheld for share-based compensation plans	(1,426)	(1,688)	(2,268)
Payments on long-term debt	(3,000)	(28,000)	(53,000)
Dividends paid	(10,531)	(16,962)	(17,782)
Repurchase of Class A common stock	(525)	(12,565)	(13,812)
Payment of contingent consideration	—	—	(2,015)
Payments of capitalized debt offering and issuance costs	—	(225)	—
Net cash used in financing activities	(15,482)	(59,440)	(88,628)
Effect of exchange rates on cash, cash equivalents and restricted cash	(3)	(71)	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	86,054	(13,608)	(214,389)
Cash, cash equivalents and restricted cash:
Beginning	33,857	47,465	261,854
Ending	$119,911	$33,857	$47,465
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$7,616	$12,802	$14,619
Income taxes	$7,731	$2,847	$3,265
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$1,155	$730	$660
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$-	$1,641	$8,119

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter referred to collectively as the “Company”) is a diversified global media, marketing and technology company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, the Company’s digital segment, whose operations are located primarily in Spain and Latin America, reaches a global market. Entravision’s operations encompass integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2020, based upon the type of advertising medium, which segments are television, radio, and digital. As of December 31, 2020, the Company owns and/or operates 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. The television segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets. Radio operations consist of 48 operational radio stations, 38 FM and 10 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Entravision also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicate radio programming to more than 100 markets across the United States. The Company operates a proprietary technology and data platforms that delivers digital advertising in various advertising formats that allow advertisers to reach audiences across a wide range of Internet-connected devices on its owned and operated digital media sites, the digital media sites of its publisher partners, and on other digital media sites it can access through third-party platforms and exchanges.

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

In the quarter ended December 31, 2020, the global, U.S. and local economies declined at a slower rate than during earlier periods in 2020.  With the exception of political advertising during the height of the election cycle, the Company continued to experience significant cancellations of advertising and a significant decrease in new advertising placements in its television segment and especially its radio segment, continuing a trend that the Company had begun to experience since the last half of March 2020, although the Company experienced this decrease at a slower rate as the year progressed. The impact on the Company’s radio segment continues to be significantly greater than that on its television segment because radio audiences declined at a much greater rate, and maintained, as a result of fewer people commuting to work or driving in general as a result of a combination of lockdown, shelter-in-place, stay-at-home or similar orders that were still in effect in various parts of  the United States throughout most of 2020, and changes in personal behavior regardless of whether such lockdown, shelter-in-place, stay-at-home or similar orders were in effect in certain parts of the United States from time to time during this period.

To partially address this situation, the Company has continued to significantly reduce some of its advertising rates, primarily in its radio segment, although the rate of decrease in the Company’s advertising rates was at a slower pace during the quarter ended December 31, 2020 than during earlier periods in 2020 and has been somewhat moderated by political advertising in the Company’s inventory during the election cycle. The Company has also eased credit terms for certain of its advertising clients to help them manage their own cash flow and address other financial needs.

Primarily during the quarter ended March 31, 2020 and early in the quarter ended June 30, 2020, the Company engaged in a small number of layoffs and significant number of furloughs of employees as a result of the pandemic. During the quarter ended December 31, 2020 the Company terminated these previously furloughed employees. Severance expense associated with these terminations was not material. The Company will continue to monitor this situation closely and may institute such further layoffs or furloughs at a future date if it thinks such actions are appropriate. The Company has elected to defer the employer portion of the social security payroll tax (6.2%) as outlined within the Coronavirus Aid, Relief and Economic Security Act of 2020, commonly known as the CARES Act. The deferral is effective from March 27, 2020 through December 31, 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022.

In order to preserve cash during this period, the Company instituted certain cost reduction measures. On March 26, 2020, the Company suspended repurchases under its share repurchase program.  Effective April 16, 2020, the Company instituted a 2.5%-22.5% reduction in salaries company-wide, depending on the amount of then-current compensation. During the quarter ended December 31, 2020, these reductions were reversed and payments were restored retroactively, resulting in no financial impact on a fiscal year basis.  Effective May 16, 2020, the Company suspended company matching of employee contributions to their 401(k) retirement plans. The Company also reduced its dividend by 50% beginning in the second quarter of 2020, and it may do so in future periods. Additionally, effective May 28, 2020, the Board of Directors decreased its annual non-employee director fees by 20% for the Board year ending at the 2021 shareholders meeting. During the quarter ended December 31, 2020, these reductions were reversed and payments were restored retroactively, resulting in no financial impact on a fiscal year basis. The Company will continue to monitor all of these actions closely in light of current and changing conditions and may institute such additional actions as it may feel are appropriate at a future date.

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

The Company has consolidated one entity for which it is the primary beneficiary. Total net assets and results of operations of the entity as of and for the years ended December 31, 2020 and 2019 are not significant.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and commercial paper. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. The Company had $34.5 million and $5.3 million in cash and cash equivalents held outside the United States as of December 31, 2020 and 2019, respectively.

Restricted Cash

As of December 31, 2020 and 2019, the Company’s balance sheet includes $0.7 million in restricted cash as temporary collateral for the Company’s letters of credit.

Investments

The Company made an investment in Cocina Vista, LLC (“Cocina”), a digital media company focused on Spanish and Latin American food and cooking in the United States, Spain and Latin America, beginning in the second quarter of 2017. The investment in Cocina totaled $2.6 million for a 49.0% ownership interest as of December 31, 2019. The Company has concluded that Cocina is a variable interest entity but it is not the primary beneficiary. The investment was recorded in “Other assets” on the consolidated balance sheet and was accounted for using the equity method. The balance of total assets, net equity and results of operations of this investment as of and for the year ended December 31, 2019 was not significant. The Company incurred losses in the aggregate of $2.6 million and sold the interest in Cocina back to its original owners in February 2020, at which time the Company was granted a worldwide, perpetual, royalty-free license to Cocina’s entire content library.

As of December 31, 2020, the Company held investments in a money market fund, certificates of deposit, and corporate bonds. The Company’s available for sale securities totaled $28.0 million and $91.7 million as of December 31, 2020 and 2019, respectively, and are comprised of certificates of deposit and bonds, which were recorded at their fair market value within “Marketable securities” in the consolidated balance sheet” (see Note 10). All certificates of deposit are within the current Federal Deposit Insurance Corporation insurance limits and all corporate bonds are investment grade.

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2020, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense that aggregated $2.5 million, $2.3 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The net charge off of bad debts aggregated $1.5 million, $2.8 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

As of December 31, 2020 and 2019, the fair value of the Company’s long-term debt was approximately $210.5 million and $211.7 million, respectively, based on quoted prices in markets where trading occurs infrequently.

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

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.1 million, $0.5 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Legal Costs

Amounts incurred for legal costs that pertain to loss contingencies are expensed as incurred.

Repairs and Maintenance

All costs associated with repairs and maintenance are expensed as incurred.

Business Combinations

The Company applies the acquisition method of accounting for business combinations in accordance with GAAP and use estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, revenue projections, gross margin projections, customer attrition rates, royalty rates, discount rates and terminal growth rate assumptions. The Company uses established valuation techniques and may engage reputable valuation specialists to assist with the valuations. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition, as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $0.2 million, $0.5 million and $0.7 million for each of the years ended December 31, 2020, 2019 and 2018, respectively. Trade costs were approximately $0.2 million, $0.5 million and $0.7 million for each of the years ended December 31, 2020, 2019 and 2018, respectively.

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

Stock-Based Compensation

The Company recognizes stock-based compensation according to the provisions of ASC 718, “Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock awards, and restricted stock units based on estimated fair values.

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

Earnings Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Basic earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$(3,910)	$(19,712)	$12,161
Denominator:
Weighted average common shares outstanding, basic	84,231,212	85,107,301	89,115,997
Per share:
Net income (loss) per share attributable to common stockholders	$(0.05)	$(0.23)	$0.14
Diluted earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$(3,910)	$(19,712)	$12,161
Denominator:
Weighted average common shares outstanding	84,231,212	85,107,301	89,115,997
Dilutive securities:
Stock options	-	-	629,933
Restricted stock units	-	-	582,653
Diluted shares outstanding	84,231,212	85,107,301	90,328,583
Per share:
Net income (loss) per share attributable to common stockholders	$(0.05)	$(0.23)	$0.13

Basic earnings per share is computed as net income divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the year ended December 31, 2020, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 892,720.

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

For the year ended December 31, 2018, a total of 182,847 shares of dilutive securities were not included in the computation of diluted earnings per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Comprehensive Income (loss)

For the year ended December 31, 2020 the Company had other comprehensive loss, net of tax, of $0.9 million. For the year ended December 31, 2019 the Company had other comprehensive income, net of tax, of $1.3 million. For the year ended December 31, 2018 the Company had other comprehensive loss, net of tax of $1.3 million.

Recently Issued Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis and disclosures about them. The new current expected credit loss (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. The Company adopted ASU 2018-13 on January 1, 2020. The Company evaluated its financial instruments and determined that its trade accounts receivables are subject to the new current expected credit loss model and the Company’s available for sale debt securities are subject to the new modified credit impairment guidance.

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

The Company's exposure to credit losses may increase if its customers are adversely affected by changes such as economic pressures or uncertainty associated with local or global economic recessions, disruptions associated with the COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it will continue to periodically review the allowance and make necessary adjustments accordingly.

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

For business combinations where noncontrolling interests remain after the acquisition, assets (including goodwill) and liabilities of the acquired business are recorded at the full fair value and the portion of the acquisition date fair value attributable to noncontrolling interests is recorded as a separate line item within the equity section or, as applicable to redeemable noncontrolling interests, between the liabilities and equity sections of the Company’s consolidated balance sheets. Policies related to redeemable noncontrolling interest involve judgment and complexity, specifically on the classification of the noncontrolling interest in the Company’s consolidated balance sheet. Further, there is significant judgment in determining whether an equity instrument is currently redeemable or not currently redeemable but probable that the equity instrument will become redeemable. Additionally, there are also significant estimates made in the valuation of the redeemable noncontrolling interest.

Cisneros Interactive

On October 13, 2020, the Company acquired from certain individuals (collectively, the “Sellers”), 51% of the issued and outstanding shares of a company engaged in the sale and marketing of digital advertising that, together with its subsidiaries, does business under the name Cisneros Interactive (“Cisneros Interactive”).  The transaction, funded from cash on hand, includes a purchase price of approximately $29.9 million in cash. The Company concluded that the remaining 49% of the issued and outstanding shares of Cisneros Interactive is considered to be a noncontrolling interest.

In connection with the acquisition, the Company also entered into a Put and Call Option Agreement (the “Put and Call Agreement”). Subject to the terms of the Put and Call Agreement, if certain minimum EBITDA targets are met, the Sellers have the right (the “Put Option”), between March 15, 2024 and June 13, 2024, to cause the Company to purchase all (but not less than all) of the remaining 49% of the issued and outstanding shares of Cisneros Interactive at a purchase price to be based on a pre-determined multiple of six times Cisneros Interactive’s 12-month EBITDA in the preceding calendar year. The sellers may also exercise the Put Option upon the occurrence of certain events, between March 2022 and April 2024.

Additionally, subject to the terms of the Put and Call Agreement, the Company has the right (the “Call Option”), in calendar year 2024, to purchase all (but not less than all) of the remaining 49% of the issued and outstanding shares of Cisneros Interactive at a purchase price to be based on a pre-determined multiple of six times of Cisneros Interactive’s 12-month EBITDA in calendar year 2023.

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.

As a result of the put and call option redemption feature, and since the redemption is not solely within the control of the Company, the noncontrolling interest is considered redeemable, and is classified in temporary equity within the Company’s Consolidated Balance Sheets initially at its acquisition date fair value. The noncontrolling interest is adjusted each reporting period for income (or loss) attributable to the noncontrolling interest as well as any applicable distributions made. Since the noncontrolling interest is not currently redeemable and it is not probable that it will become redeemable, the Company is not currently required to adjust the amount presented in temporary equity to its redemption value. The table below presents the reconciliation of changes in redeemable noncontrolling interests (in thousands):

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$-	$-	$-
Initial fair value of redeemable noncontrolling interests	30,762	-	-
Net income (loss) attributable to redeemable noncontrolling interest	2,523	-	-
Ending balance	$33,285	$-	$-

The Company is in the process of completing the purchase price allocation for its acquisition of a majority interest in Cisneros Interactive. The measurement period remains open pending the finalization of the pre-acquisition tax-related items. The following is a summary of the purchase price allocation (in millions):

Cash	$8.7
Accounts receivable	50.5
Other assets	6.2
Intangible assets subject to amortization	41.7
Goodwill	12.3
Current liabilities	(48.1)
Deferred tax	(10.6)
Redeemable noncontrolling interest	(30.8)

Intangibles assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Publisher relationships	$34.4	10.0
Advertiser relationships	5.2	4.0
Trade name	1.7	2.5
Non-Compete agreements	0.4	4.0

The fair value of the assets acquired includes trade receivables of $50.5 million. The gross amount due under contract is $54.0 million, of which $3.5 million is expected to be uncollectable.

During the year ended December 31, 2020, since the acquisition date, Cisneros Interactive generated net revenue and net income of $89.2 million and $5.1 million, respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the digital segment and is attributable to Cisneros Interactive’s workforce and expected synergies from combining Cisneros Interactive’s operations with those of the Company.

As noted above, the acquisition of a majority interest in Cisneros Interactive included a redeemable noncontrolling interest and a Put and Call Agreement. The fair value of the redeemable noncontrolling interest which includes the Put and Call Agreement recognized on the acquisition date was $30.8 million.

The following unaudited pro forma information for the years ended December 31, 2020 and 2019 has been prepared to give effect to the acquisition of a majority interest in Cisneros Interactive as if the acquisition had occurred on January 1, 2019. This pro forma information was adjusted to exclude acquisition fees and costs of $0.9 million for the year ended December 31, 2020, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Years Ended
	Ended December 31,
	2020	2019
Pro Forma:
Total revenue	$488,137	$432,966
Net income (loss)	5,257	(11,403)
Net income (loss) attributable to redeemable noncontrolling interest	(5,343)	(4,071)
Net income (loss) attributable to common stockholders	$(86)	$(15,474)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$0.00	$(0.18)

Weighted average common shares outstanding, basic and diluted	84,231,212	85,107,301

KMBH-TV

On November 7, 2019, the Company completed the acquisition of television station KMBH-TV, serving the McAllen, Texas area, for an aggregate cash consideration of $2.9 million. The transaction was treated as an asset acquisition with $2.3 million of the purchase price recorded in “Intangible assets not subject to amortization”, and the remainder recorded in “Property and equipment, net of accumulated depreciation” on the Company’s consolidated balance sheet.

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

Years Ended December 31,
2018
Pro Forma:
Total revenue	$307,805
Net income (loss)	$13,133

Basic and diluted earnings per share:
Net income per share, basic	$0.15
Net income per share, diluted	$0.15

Weighted average common shares outstanding, basic	89,115,997
Weighted average common shares outstanding, diluted	90,328,583

The unaudited pro forma information for the year ended December 31, 2018 was adjusted to exclude acquisition fees and costs of $0.4 million, which were expensed in connection with the acquisition.

KMCC-TV

On January 16, 2018, the Company completed the acquisition of television station KMCC-TV, which serves the Las Vegas, Nevada area, for an aggregate cash consideration of $3.6 million. The transaction was treated as an asset acquisition with the majority of the purchase price recorded in “Intangible assets not subject to amortization” on the Company’s consolidated balance sheet. On April 2, 2020, the Company sold KMCC-TV to ION Media Stations, Inc. for $4.0 million.  The transaction resulted in a gain of $0.6 million, which is included in other operating gain in the consolidated statements of operations.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Years Ended December 31,
	2020	2019	2018
Broadcast advertising	$152,677	$148,082	$169,009
Digital advertising	143,309	68,908	80,982
Spectrum usage rights	5,429	13,061	2,976
Retransmission consent	36,766	35,362	35,066
Other	5,845	8,162	9,782
Total revenue	$344,026	$273,575	$297,815

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

	Years Ended December 31,
	2020	2019	2018
Local direct	$21,334	$25,972	$27,522
Local agency	48,702	58,425	61,226
National agency	82,641	63,685	80,261
Total revenue	$152,677	$148,082	$169,009

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance, including amounts which are refundable. The change in the deferred revenue balance for the year ended December 31, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2019.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2019	Increase	Decrease *	December 31, 2020
Deferred revenue	$2,390	3,127	(2,390)	$3,127

*	The amount disclosed in the decrease column reflects revenue that has been recorded during the year ended December 31, 2020.

(in thousands)	December 31, 2018	Increase	Decrease *	December 31, 2019
Deferred revenue	$2,759	2,390	(2,759)	$2,390

*	The amount disclosed in the decrease column reflects revenue that has been recorded during the year ended December 31, 2019.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	December 31,				December 31,			December 31,
	2018	Acquisition	Currency	Impairment	2019	Acquisition	Impairment	2020
Television	$40,549	—	—	—	$40,549	—	—	$40,549
Digital	33,743	—	(67)	(27,714)	5,962	12,332	(800)	17,494
Radio	—	—	—	—	—	—	—	—
Consolidated	$74,292	$—	$(67)	$(27,714)	$46,511	$12,332	$(800)	$58,043

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2020 and 2019 is as follows (in thousands):

		2020			2019
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	7	$67,488	$59,726	$7,762	$67,489	$58,338	$9,151
Customer base	4	47,052	7,874	39,178	10,045	6,414	3,631
Pre-sold advertising contracts and other	5	38,624	36,152	2,472	39,057	35,067	3,990
Total assets subject to amortization:		$153,164	$103,752	$49,412	$116,591	$99,819	$16,772
Intangible assets not subject to amortization:
FCC licenses and spectrum usage rights				216,653			252,544
Total intangible assets				$266,065			$269,316

The aggregate amount of amortization expense for the years ended December 31, 2020, 2019 and 2018 was approximately $4.0 million, $6.0 million and $6.1 million, respectively. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Estimated Amortization Expense	Amount
2021	$5,874
2022	5,419
2023	5,229
2024	4,339
2025	3,255
Thereafter	25,296
Total	$49,412

Impairment

The Company has identified each of its three operating segments to be separate reporting units: television, radio, and digital. The carrying values of the reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

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

Due to the continuing economic crisis resulting from the COVID-19 pandemic, the Company experienced a decline in performance across all its reporting units beginning late in the first quarter of 2020. Additionally,  the digital reporting unit was already facing declining results prior to the onset of the pandemic, caused by continuing competitive pressures and rapid changes in the digital advertising industry, which then further accelerated late in the first quarter of 2020 as a result of the economic crisis brought about from the pandemic. The results of the television and radio reporting units prior to the onset of the pandemic and the resulting economic crisis were exceeding internal budgets, driven in large part by political advertising revenue, but declined sharply in the last few weeks of the first quarter of 2020.  As a result, the Company updated its internal forecasts of future performance and determined that triggering events had occurred during the first quarter of 2020 that required interim impairment assessments. As a result of the interim impairment assessment, the Company concluded that the digital reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $0.8 million in the first quarter of 2020. The Company determined that no triggering events had occurred during the second or third quarters of 2020 that required interim impairment assessments.

The Company also conducted its annual review of the fair value of the television reporting unit. As of the annual goodwill testing date, October 1, 2020, there was $40.5 million of goodwill in the television reporting unit.

Based on the assumptions and estimates in Note 2 above, the television reporting unit fair value exceeded its carrying value by 19%, resulting in no impairment charge in 2020. The calculation of the fair value of the reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the television reporting unit would decrease by 5%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 3%.

As of the annual goodwill testing date, October 1, 2020, there was $5.2 million of goodwill in the digital reporting unit. The fair value of the digital reporting unit exceeded its carrying value by 20%, resulting in no impairment charge in the fourth quarter of 2020. The calculation of the fair value of the reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 5%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 1%.

The Company did not have any goodwill in its radio reporting unit at December 31, 2020 and 2019.

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

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2020 and 2019. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

During the first quarter of 2020 the Company conducted a review of certain of the indefinite life intangible assets in its television and radio reporting units. Based on the assumptions and estimates described above, the carrying values of certain FCC licenses exceeded their fair values. As a result, the Company recorded impairment charges of FCC licenses in its television and radio reporting units in the amount of $23.5 million and $8.8 million, respectively in the first quarter of 2020. Additionally, during the annual testing date, October 1, 2020, the Company noted that the carrying value of two radio FCC license exceeded their fair value. As a result, the Company recorded an impairment charge in the amount of $0.2 million.

During the first quarter of 2020 the Company conducted a review of certain long-lived assets using a two-step approach. In the first step, the carrying value of the asset group is compared to the projected undiscounted cash flows to determine recoverability.  If the asset carrying value is not recoverable, then the fair value of the asset group is determined in the second step using an income approach. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and useful lives. Based on the assumptions and estimates described above, the carrying values of long-lived assets in the digital reporting unit exceeded their fair values. As a result, the Company recorded impairment charges related to Intangibles subject to amortization of $5.3 million, and property and equipment of $1.5 million, in the first quarter of 2020. No impairment charges related to Intangibles subject to amortization were recorded during the remainder of 2020.

At the Company’s impairment testing date of October 1, 2020 and at December 31, 2020, the book value of net assets exceeded the market capitalization of the Company. During times of stock price volatility, significant judgment must be applied to determine whether stock price changes are a short term swing or a longer-term trend. The Company performed an annual test of its goodwill and indefinite life intangible assets as of October 1, 2020, and concluded that the recorded values were not impaired based on the analysis. The key assumptions used in this analysis were: (a) the Company’s assets are still producing operating income and (b) the fair value of its existing assets, based on the Company’s analysis, remains sufficient to support the carrying value of the related assets including goodwill. There were no events that occurred subsequent to the annual impairment testing date that suggest that it is more likely than not that the fair value of any of the Company’s reporting units or indefinite life intangible assets are less than the respective carrying amounts.

6. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2020 and 2019 consists of (in millions):

	Estimated useful life (years)	2020	2019
Buildings	40	$19.7	$21.9
Construction in progress	—	1.9	15.1
Transmission, studio and other broadcast equipment	5-15	170.3	162.1
Office and computer equipment	3-7	33.9	31.4
Transportation equipment	5	6.8	6.3
Leasehold improvements and land improvements	Lesser of lease life or useful life	22.0	22.1
		254.6	258.9
Less accumulated depreciation		191.2	188.6
		63.4	70.3
Land		8.6	9.3
		$72.0	$79.6

Depreciation expense was $13.3 million, $10.6 million, and $10.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As part of the FCC auction for broadcast spectrum that concluded in 2017, the FCC has reassigned some stations to new post-auction channels and will reimburse station owners for the cost of the relocation. The Company has received notification from the FCC that 17 of its stations have been assigned to new channels with an estimated reimbursable cost of approximately $16.0 million.  The Company recorded gains on involuntary conversion associated with the repack process of $5.9 million and $6.0 million in 2020 and 2019, respectively.

7. LEASES

The Company adopted ASC 842, “Leases”, in the first quarter of 2019. As permitted under the transition guidance of the standard, the Company applied the guidance on a prospective basis as of the adoption date. As a result, prior period amounts were not adjusted and continue to be reported in accordance with accounting guidance under ASC 840.

The Company elected the package of practical expedients such that the Company did not reassess whether any expired or existing contracts are or contain leases. In addition, the Company did not reassess prior conclusions reached for lease classification and did not reassess initial direct costs for existing leases

The Company’s leases are considered operating leases and primarily consist of real estate such as office space, broadcasting towers, land and land easements. Right of Use (“ROU”) asset and lease liability is recognized as of lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the implicit rate for operating leases is not readily determinable, the future minimum lease payments were discounted using an incremental borrowing rate.  Due to the Company’s having a centralized treasury function, the Company applied a portfolio approach to discount its domestic lease obligations using its secured publicly traded U.S. dollar denominated debt instruments interpolating the duration of the debt to the remaining lease term.  The incremental borrowing rate for international leases is the interest rate that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company’s operating leases are reflected within the consolidated balance sheet as right-of-use assets with the related liability presented as lease liability, current and lease liability, net of current portion. Lease expense is recognized on a straight-line basis over the lease term.

Generally, lease terms include options to renew or extend the lease.  Unless the renewal option is considered reasonably certain, the exercise of any such options have been excluded from the calculation of lease liabilities.  In addition, as permitted within the guidance, ROU assets and lease liabilities are not recorded for leases within an initial term of one year or less.  The Company’s existing leases have remaining terms of less than one year up to 30 years.  Certain of the Company’s lease agreements include rental payments based on changes in the consumer price index (“CPI”). Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and recognized in the period in which the related obligation was incurred. Lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The Company’s corporate headquarters are located in Santa Monica, California. The Company leases approximately 16,000 square feet of space in the building housing its corporate headquarters under a lease expiring in 2021 (see Note 20). The Company also leases approximately 41,000 square feet of space in the building housing its radio network in Los Angeles, California, under a lease expiring in 2026.

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

The following table summarizes the expected future payments related to lease liabilities as of December 31, 2020:

(in thousands)
2021	$9,421
2022	8,231
2023	6,560
2024	5,587
2025	5,245
2026 and thereafter	15,629
Total minimum payments	$50,673
Less amounts representing interest	(11,608)
Present value of minimum lease payments	39,065
Less current operating lease liabilities	(7,290)
Long-term operating lease liabilities	$31,775

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2020 were 9.9 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2019 were 11.4 years and 6.2%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Years Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$12,049	$10,582
Non-cash additions to operating lease assets	$2,593	$4,797

The following table summarizes the components of lease expense:

	Years Ended December 31,
(in thousands)	2020	2019
Operating lease cost	$9,891	$10,232
Variable lease cost	672	1,978
Short-term lease cost	848	668
Total lease cost	$11,411	$12,878

For the year ended December 31, 2020, lease cost of $5.9 million, $4.7 million and $0.8 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the year ended December 31, 2019, lease cost of $6.1 million, $6.0 million and $0.8 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $12.0 million for the year ended December 31, 2018.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2020 and 2019 consist of (in millions):

	2020	2019
Accounts payable	$49.7	$11.5
Accrued payroll and compensated absences	7.4	4.5
Accrued bonuses	4.0	4.3
Professional fees	1.3	0.3
Deferred revenue	3.1	2.4
Accrued national representation fees	1.6	1.0
Income taxes payable	3.4	8.5
Other taxes payable	10.4	2.1
Amounts due under joint sales agreements	1.2	1.3
Accrued property taxes	1.8	1.5
Accrued capital expenditures	1.2	0.7
Accrued media costs – digital	36.2	9.9
Other	5.5	5.9
	$126.8	$53.9

9. LONG TERM DEBT

Long-term debt as of December 31, 2020 and 2019 is summarized as follows (in millions):

	2020	2019
Term Loan	$215.3	$218.2
Less current maturities	3.0	3.0
	212.3	215.2
Less unamortized debt issuance costs	1.8	2.2
	$210.5	$213.0

The scheduled maturities of long-term debt as of December 31, 2020 are as follows (in millions):

Year	Amount
2021	$3.0
2022	3.0
2023	3.0
2024	206.3
2025	-
Thereafter	-
$215.3

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

The Company’s borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of December 31, 2020, the interest rate on the Term Loan B was 2.90%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

In December 2019, the Company made a prepayment of $25.0 million to reduce the amount of loans outstanding under our Term Loan B Facility. The Company did not make a prepayment in 2020.

On April 30, 2019, the Company entered into an amendment to the 2017 Credit Agreement, which became effective on May 1, 2019. Pursuant to that amendment, the lenders under the 2017 Credit Facility waived any events of default that may have arisen under the 2017 Credit Agreement in connection with the Company's failure to timely deliver its financial statements for the fiscal year ended December 31, 2018, and amended the 2017 Credit Agreement, giving the Company until May 31, 2019 to deliver the 2018 financial statements. Subsequent to this amendment and prior to the May 31, 2019 deadline, the Company delivered the 2018 financial statements in full, and therefore was not in default under the 2017 Credit Agreement, as amended.

The carrying amount of the Term Loan B Facility as of December 31, 2020 was $213.5 million, net of $1.8 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of December 31, 2020 was approximately $210.5 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

As of December 31, 2020, the Company believes that it is in compliance with all covenants in the 2017 Credit Agreement.

The 2017 Credit Agreement contains a covenant that the Company deliver its financial statements and certain other information for each fiscal year within 90 days after the end of each fiscal year. As a result of the Company’s expanding business operations, primarily related to the acquisition of a majority interest in Cisneros Interactive, the Company did not deliver its financial statements and other information within 90 days after the end of the fiscal year ended December 31, 2020, and as a result the Company did not satisfy the requirement of this covenant in the 2017 Credit Agreement. The 2017 Credit Agreement provides an additional period of 30 days for the Company to satisfy such covenant, and with the filing of this Annual Report on Form 10-K the Company believes it has satisfied the requirements of the 2017 Credit Agreement with respect to the delivery of the Company’s financial statements and other information for the fiscal year ended December 31, 2020.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	December 31, 2020
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Money market account	$59.9	$—	$59.9	$—
Certificate of deposit	$2.8	$—	$2.8	$—
Corporate bonds	$25.2	$—	$25.2	$—

	December 31, 2019
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Money market account	$21.3	$—	$21.3	$—
Certificate of deposit	$6.1	$—	$6.1	$—
Corporate bonds	$85.6	$—	$85.6	$—

As of December 31, 2020, the Company held investments in a money market fund, certificates of deposit and corporate bonds.  All certificates of deposit are within the current FDIC insurance limits and all corporate bonds are investment grade.

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

As of December 31, 2020, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Certificates of Deposit		Corporate Bonds
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$2,796	$18	$24,941	$233
Due after one year through five years	-	-	-	-
Total	$2,796	$18	$24,941	$233

11. INCOME TAXES

The components of income (loss) before provision for income taxes for the years ended December 31, 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Domestic	$2.0	$(0.4)	$23.5
Foreign	(1.9)	(10.9)	(2.1)
Income (loss) before provision for income taxes	$0.1	$(11.3)	$21.4

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Current
Federal	$1.2	$(0.1)	$0.2
State	(1.2)	9.4	0.5
Foreign	1.5	1.9	1.5
	$1.5	$11.2	$2.2
Deferred
Federal	$0.8	$2.9	$5.0
State	(1.0)	(4.0)	2.2
Foreign	0.2	(1.9)	(1.5)
	-	(3.0)	5.7
Total provision for taxes	$1.5	$8.2	$7.9

The income tax provision (benefit) differs from the amount of income tax determined by applying the Company’s federal corporate income tax rate of 21% to pre-tax income for the years ended December 31, 2020, 2019 and 2018 due to the following (in millions):

	2020	2019	2018
Computed “expected” tax provision (benefit)	$-	$(2.4)	$4.5
Change in income tax resulting from:
State taxes, net of federal benefit	0.7	1.0	1.5
Change in fair value of earnout	-	(1.6)	0.4
Non-deductible executive compensation	0.4	0.3	0.3
Non-deductible expenses	0.2	0.3	0.3
Foreign income	0.1	0.2	-
State tax impact of previously deferred gain from FCC auction for broadcast spectrum	(2.5)	2.7	-
Transaction costs	0.1	-	0.1
Change in valuation allowance	1.7	-	-
Change in state tax rate	0.5	0.4	0.5
Stock compensation	0.2	0.4	0.5
Change in unrecognized tax benefits	0.1	0.7	(0.3)
Impairment	0.2	6.3	-
Other	(0.2)	(0.1)	0.1
	$1.5	$8.2	$7.9

The components of the deferred tax assets and liabilities at December 31, 2020 and 2019 consist of the following (in millions):

	2020	2019
Deferred tax assets:
Accrued expenses	$1.9	$0.7
Accounts receivable	1.0	0.6
Net operating loss carryforward	16.4	20.5
Stock-based compensation	1.1	1.2
Credits	0.1	0.1
Lease obligations	10.1	12.6
Other comprehensive income	0.4	—
Other	0.6	0.6
Total deferred tax assets	31.6	36.3
Valuation allowance	(1.7)	-
Net deferred tax assets	$29.9	$36.3
Deferred tax liabilities:
Intangible assets	$(69.1)	$(65.7)
Property and equipment	(7.2)	(4.0)
Lease assets	(8.4)	(10.9)
Other	(0.2)	—
Total deferred tax liabilities	(84.9)	(80.6)
Net deferred tax liabilities	$(55.0)	$(44.3)

As of December 31, 2020, the Company has federal, state and foreign net operating loss carryforwards of approximately $59 million, $58 million, and $5 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards will expire during the years 2031 through 2033, to the extent they are not utilized. Any federal net operating losses incurred after 2017 can be carried forward indefinitely and the Company did not incur net operating losses in 2018, 2019, or 2020. The state net operating loss carryforwards will expire during the years 2028 through 2037, to the extent they are not utilized. For tax purposes, the Company deferred gain recognized from FCC auction for broadcast spectrum that concluded in 2017 under Internal Revenue Codes 1031 and 1033.  Under these provisions, the Company is able to acquire qualified assets to defer the tax gain until the acquired assets are ultimately sold.  To the extent that the Company is not able to acquire qualified assets during the allowed time period, the deferred gain is recognized. The window to acquire qualified assets expired as of December 31, 2019. Accordingly, the Company has reflected the tax effect of gain recognition which resulted in utilization of net operating losses and accrual of income tax payable.

Utilization of the Company’s U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2020, the Company believes that utilization of its federal net operating losses and foreign tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code.

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

The Company periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets is highly subjective and requires significant judgment. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) future taxable income exclusive of reversing temporary differences and carryforwards; and (4) tax planning strategies. Based on the Company’s analysis and a review of all positive and negative evidence such as historical operations, future projections of taxable income and tax planning strategies that are prudent and feasible, the Company determined that it was more likely than not that its deferred tax assets would be realized for all jurisdictions with the exception of the Company’s digital operations located in Spain.  As a result of recurring losses from the digital operations in Spain, the Company has determined that it is more likely than not that deferred tax assets of approximately $1.7 million at December 31, 2020 will not be realized and therefore the Company has established a valuation allowance on those assets.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2018	$6.0
Increase in balances related to prior year tax positions	0.7
Balance at December 31, 2019	$6.7
Lapse of statute	(0.4)
Interest accrued	0.1
Decrease in balances related to prior year tax positions	(2.1)
Balance at December 31, 2020	$4.3

As of December 31, 2020, the Company had $4.3 million of gross unrecognized tax benefits for uncertain tax positions, of which $1.2 million would affect the effective tax rate if recognized.

The Company anticipates that the amount of unrecognized tax benefits as of December 31, 2020 may significantly decrease by $3.6 million within the next 12 months. Of that amount, $0.6 million would impact the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2020, the Company had $0.1 million of accrued interest and penalties related to uncertain tax positions due to the net operating losses.

The Company is subject to taxation in the United States, various states, and various foreign jurisdictions. The tax years 2017 to 2019 and 2016 to 2019 remain open to examination by federal and state taxing jurisdictions, respectively. For foreign jurisdictions, the tax years 2007 to 2018 may remain open to examination by certain foreign jurisdictions. Net operating losses from years from which the statute of limitations have expired (2016 and prior for federal and 2015 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.

The Company intends to indefinitely reinvest its unremitted earnings in its foreign subsidiaries, and accordingly has not provided deferred tax liabilities on those earnings. The Company has not determined at this time an estimate of total amount of unremitted earnings, as it is not practical at this time.

12. COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through December 2024, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $10.5 million. The 2021 and 2022 annual commitments total approximately $7.5 million and $1.4 million, respectively. The annual commitments beyond 2022 total approximately $1.6 million.

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

During the year ended December 31, 2020, the Company paid cash dividends totaling $0.13 per share, or $10.5 million in the aggregate, on all shares of Class A, Class B, and Class U common stock. During the year ended December 31, 2019, the Company paid cash dividends totaling $0.20 per share, or $17.0 million in the aggregate, on all shares of Class A, Class B, and Class U common stock.

Preferred Stock

As of December 31, 2020 and 2019, there were no shares of any series of preferred stock issued and outstanding.

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

The Company repurchased 0.3 million shares of Class A common stock at an average price of $2.02, for an aggregate purchase price per share of approximately $0.5 million, during the year ended December 31, 2020. The Company repurchased 3.8 million shares of Class A common stock at an average price per share of $3.30, for an aggregate purchase price of approximately $12.6 million, during the year ended December 31, 2019. The Company repurchased 3.5 million shares of Class A common stock at an average price per share of $3.90, for an aggregate purchase price of approximately $13.8 million, during the year ended December 31, 2018. As of December 31, 2020, the Company has repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million, since inception of the share repurchase program. All such repurchased shares were retired as of December 31, 2020.

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

The Company has issued stock options and restricted stock units to various employees and non-employee directors of the Company in addition to non-employee service providers under both the 2004 Plan and the 2000 Plan. As of December 31, 2020, there were approximately 3.7 million securities remaining available for future issuance under equity compensation plans.

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

There were no stock options granted during the years ended December 31, 2020 and 2019.

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,328	$2.50		$6,175
Exercised	(177)	2.42		$407
Forfeited or cancelled	(36)	4.40
Outstanding at December 31, 2018	1,115	$2.45		$970
Exercised	(49)	$1.75		$70
Forfeited or cancelled	(122)	4.65
Outstanding at December 31, 2019	944	2.20		$627
Exercised	(10)	1.92		$11
Forfeited or cancelled	(50)	2.87
Outstanding at December 31, 2020	884	$2.17	1.78	$722
Vested and Exercisable at December 31, 2020	884	$2.17	1.78	$722

There was no stock-based compensation expense related to the Company’s employee stock option for the year ended December 31, 2020. There was de minimis stock-based compensation expense related to the Company’s employee stock option for the years ended December 31, 2019 and 2018.

Restricted Stock and Restricted Stock Units

The following is a summary of non-vested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2017	1,557	$7.18
Granted	1,121	3.20
Vested	(798)	6.11
Forfeited or cancelled	(104)	7.28
Nonvested balance at December 31, 2018	1,776	$5.08
Granted	1,582	2.74
Vested	(1,012)	4.58
Forfeited or cancelled	(90)	4.69
Nonvested balance at December 31, 2019	2,256	$3.64
Granted	2,623	2.96
Vested	(1,427)	3.63
Forfeited or cancelled	(81)	3.15
Nonvested balance at December 31, 2020	3,371	$3.12

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $5.1 million, $4.4 million and $5.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, there was approximately $5.6 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of shares vested related to grants of restricted stock and restricted stock units was $5.5 million, $5.0 million, and $5.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

At December 31, 2020, Univision owns approximately 11% of the Company’s common stock on a fully-converted basis.

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

On October 2, 2017, the Company entered into a new affiliation agreement which superseded and replaced its prior affiliation agreements with Univision.  Additionally, on the same date, the Company entered into a proxy agreement and marketing and sales agreement with Univision, each of which superseded and replaced the prior comparable agreements with Univision.  The term of each of these new agreements expires on December 31, 2026 for all of the Company’s Univision and UniMás network affiliate stations, except that each new agreement will expire on December 31, 2021 with respect to the Company’s Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2020 and 2019, retransmission consent revenue accounted for approximately $36.8 million and $35.4 million, respectively, of which $26.8 million and $27.4 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2020	2019	2020	2019	2020	2019
Trade receivables	$6,172	$4,350	$—	$—	$6,172	$4,350
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net (2)	5,869	7,098	—	—	5,869	7,098
Accounts payable	$1,969	$2,029	$118	$118	$2,087	$2,147

	Univision
	2020	2019	2018
Direct operating expenses (1)	$9,063	$8,194	$9,254
Amortization	1,228	1,229	1,228

(1)	Consists primarily of national representation fees paid to Univision.
(2)	Consists of the Univision affiliation agreement

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and Univision. As of December 31, 2020 and 2019 these balances totaled $4.4 million and $4.4 million, respectively.

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

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, the cumulative gains and losses of derivative instruments that qualify as cash flow hedges, and the cumulative unrealized gains and losses of marketable securities. The following table provides a roll forward of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of January 1, 2018	$(0.1)	$—	$(0.1)
Other comprehensive income (loss)	(0.3)	(1.3)	(1.6)
Income tax (expense) benefit	—	0.3	0.3
Other comprehensive income (loss), net of tax	(0.3)	(1.0)	(1.3)
Accumulated other comprehensive income (loss) as of December 31, 2018	(0.4)	(1.0)	(1.4)
Other comprehensive income (loss)	(0.1)	1.9	1.8
Income tax (expense) benefit	—	(0.5)	(0.5)
Other comprehensive income (loss), net of tax	(0.1)	1.4	1.3
Accumulated other comprehensive income (loss) as of December 31, 2019	(0.5)	0.4	(0.1)
Other comprehensive income (loss)	(0.9)	—	(0.9)
Income tax (expense) benefit	—	—	—
Other comprehensive income (loss), net of tax	(0.9)	—	(0.9)
Accumulated other comprehensive income (loss) as of December 31, 2020	$(1.4)	$0.4	$(1.0)

17. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

18. SEGMENT DATA

The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2020, based upon the type of advertising medium, which segments are television, radio and digital. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

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

Radio

The Company owns and operates 48 radio stations (38 FM and 10 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

The Company owns and operates a national sales representation division, Entravision Solutions, through which the Company sells advertisements and syndicates radio programming to more than 100 markets across the United States.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 36%, 18% and 18% and of its revenue outside the United States during the years ended December 31, 2020, 2019 and 2018, respectively.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change	% Change
	2020	2019	2018	2020 to 2019	2019 to 2018
Net Revenue
Television	$154,456	$149,654	$152,911	3%	(2)%
Digital	143,309	68,908	80,982	108%	(15)%
Radio	46,261	55,013	63,922	(16)%	(14)%
Consolidated	344,026	273,575	297,815	26%	(8)%
Cost of revenue - digital	106,928	36,757	45,096	191%	(18)%
Direct operating expenses
Television	61,145	61,778	62,434	(1)%	(1)%
Digital	15,227	18,357	21,521	(17)%	(15)%
Radio	28,537	39,277	41,287	(27)%	(5)%
Consolidated	104,909	119,412	125,242	(12)%	(5)%
Selling, general and administrative expenses
Television	19,748	22,638	21,864	(13)%	4%
Digital	15,404	13,904	11,590	11%	20%
Radio	13,252	17,423	18,081	(24)%	(4)%
Consolidated	48,404	53,965	51,535	(10)%	5%
Depreciation and amortization
Television	12,918	10,059	9,024	28%	11%
Digital	2,561	4,723	4,759	(46)%	(1)%
Radio	1,803	1,866	2,490	(3)%	(25)%
Consolidated	17,282	16,648	16,273	4%	2%
Segment operating profit (loss)
Television	60,645	55,179	59,589	10%	(7)%
Digital	3,189	(4,833)	(1,984)	(166)%	144%
Radio	2,669	(3,553)	2,064	*	(272)%
Consolidated	66,503	46,793	59,669	42%	(22)%
Corporate expenses	27,807	28,067	26,865	(1)%	4%
Change in fair value of contingent consideration	—	(6,478)	(1,202)	(100)%	439%
Impairment charge	40,035	32,097	—	25%	*
Foreign currency (gain) loss	(1,052)	754	1,616	*	(53)%
Other operating (gain) loss	(6,895)	(5,994)	(1,187)	15%	405%
Operating income (loss)	$6,608	$(1,653)	$33,577	*	*
Capital expenditures
Television	$7,184	$24,174	$14,336
Digital	1,659	318	1,031
Radio	641	792	350
Consolidated	$9,484	$25,284	$15,717
Total assets
Television	$425,899	$465,758	$487,929
Digital	196,020	51,979	81,460
Radio	125,426	138,463	121,020
Consolidated	$747,345	$656,200	$690,409

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019 (in thousands, except per share data). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Year ended December 31, 2020:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$64,249	$45,116	$62,978	$171,683	$344,026
Net income (loss) attributable to common stockholders	(35,592)	2,338	9,016	20,328	(3,910)
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.42)	$0.03	$0.11	$0.24	$(0.05)

Year ended December 31, 2019:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$64,680	$69,241	$68,816	$70,838	$273,575
Net income (loss) attributable to common stockholders	1,424	(16,279)	(12,217)	7,360	(19,712)
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.02	$(0.19)	$(0.14)	$0.09	$(0.23)

20. SUBSEQUENT EVENTS

On January 25, 2021, the Company entered into a Fourth Amendment to Lease, effective as of January 14, 2021 (the “Amendment”), to its Office Lease, dated as of August 19, 1999, as amended (the “Lease”), by and between Water Garden Company L.L.C. and the Company, pursuant to which the Company leases space in the building housing the Company’s corporate headquarters in Santa Monica, California.

The Amendment provides, in material part, that the Company will relocate its corporate headquarters within the same building to a space consisting of approximately 8,700 square feet, at which point the term of the Lease will be extended for a period of five years, commencing on the earlier to occur of (i) the date we occupy the new premises or (ii) seven days following the completion of build-out of the new premises. All other provisions of the Lease, as amended, remain in full force and effect unless expressly amended or modified by the Amendment.

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2020	$2,890	$2,452	$(59)	$(1,493)	$3,790
Year ended December 31, 2019	$3,395	$2,314	$14	$(2,833)	$2,890
Year ended December 31, 2018	$2,566	$1,785	$208	$(1,164)	$3,395

(1)	Other adjustments represent recoveries and increases in the allowance for doubtful accounts.