Form 10-Q
period 2021-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2021-05-07
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Yes  ☐    No  ☒

As of May 4, 2021, there were 60,868,215 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2021

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 33 of our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 10-K”).

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$149,987	119,162
Marketable securities	15,745	27,988
Restricted cash	749	749
Trade receivables, (including related parties of $6,534 and $6,172) net of allowance for doubtful accounts of $4,757 and $3,790	132,149	142,004
Assets held for sale	6,138	2,141
Prepaid expenses and other current assets (including related parties of $274 and $274)	18,418	18,021
Total current assets	323,186	310,065
Property and equipment, net of accumulated depreciation of $192,182 and $191,183	69,737	72,004
Intangible assets subject to amortization, net of accumulated amortization of $105,578 and $103,752 (including related parties of $5,563 and $5,869)	47,587	49,412
Intangible assets not subject to amortization	211,753	216,653
Goodwill	58,043	58,043
Operating leases right of use asset	34,276	33,525
Other assets	7,586	7,643
Total assets	$752,168	$747,345
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and accrued expenses (including related parties of $2,042 and $2,087)	124,369	126,849
Operating lease liabilities	7,510	7,290
Total current liabilities	134,879	137,139
Long-term debt, less current maturities, net of unamortized debt issuance costs of $1,689 and $1,796	209,811	210,454
Long-term operating lease liabilities	32,015	31,775
Other long-term liabilities	3,616	3,732
Deferred income taxes	56,306	54,980
Total liabilities	436,627	438,080
Commitments and contingencies (note 6)
Redeemable noncontrolling interest	34,858	33,285
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2021 60,765,450 and 2020 60,759,405	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2021 and 2020 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2021 and 2020 9,352,729	1	1
Additional paid-in capital	827,749	828,813
Accumulated deficit	(546,357)	(551,786)
Accumulated other comprehensive income (loss)	(718)	(1,056)
Total stockholders' equity	280,683	275,980
Total liabilities and stockholders' equity	$752,168	$747,345

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2021	2020
Net Revenue	$148,880	$64,249
Expenses:
Cost of revenue - digital	84,756	7,347
Direct operating expenses (including related parties of $1,937 and $2,219) (including non-cash stock-based compensation of $316 and $131)	26,561	26,679
Selling, general and administrative expenses	13,853	13,591
Corporate expenses (including non-cash stock-based compensation of $755 and $658)	7,158	6,840
Depreciation and amortization (includes direct operating of $3,843 and $3,131; selling, general and administrative of $1,153 and $1,208; and corporate of $188 and $173) (including related parties of $307 and $307)	5,184	4,512
Impairment charge	1,326	39,835
Foreign currency (gain) loss	586	1,508
Other operating (gain) loss	(1,913)	(836)
Operating income (loss)	11,369	(35,227)
Interest expense	(1,717)	(2,680)
Interest income	140	624
Dividend income	2	23
Income (loss) before income taxes	9,794	(37,260)
Income tax benefit (expense)	(2,792)	1,668
Net income (loss)	7,002	(35,592)
Net (income) loss attributable to redeemable noncontrolling interest	(1,573)	-
Net income (loss) attributable to common stockholders	$5,429	$(35,592)
Basic and diluted earnings per share:
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.06	$(0.42)
Cash dividends declared per common share	$0.03	$0.05
Weighted average common shares outstanding, basic	85,041,628	84,317,767
Weighted average common shares outstanding, diluted	86,986,581	84,317,767

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2021	2020
Net income (loss)	$7,002	$(35,592)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	407	(166)
Change in fair value of available for sale securities	(69)	(223)
Total other comprehensive income (loss)	338	(389)
Comprehensive income (loss)	7,340	(35,981)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(1,573)	-
Comprehensive income (loss) attributable to common stockholders	$5,767	$(35,981)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2020	60,759,405	14,927,613	9,352,729	-	6	2	1	828,813	(551,786)	(1,056)	275,980
Issuance of common stock upon exercise of stock options or awards of restricted stock units	6,045	-	-	-	-	-	-	(9)	-	-	(9)
Stock-based compensation expense	-	-	-	-	-	-	-	1,071	-	-	1,071
Dividends paid	-	-	-	-	-	-	-	(2,126)	-	-	(2,126)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(69)	(69)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	407	407
Net income (loss) attributable to common stockholders for the three-month period-ended March 31, 2021	-	-	-	-	-	-	-	-	5,429	-	5,429
Balance, March 31, 2021	60,765,450	14,927,613	9,352,729	-	6	2	1	827,749	(546,357)	(718)	280,683

See Notes to Consolidated Financial Statements

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2019	60,074,698	14,927,613	9,352,729	-	6	2	1	836,170	(547,876)	(131)	288,172
Stock-based compensation expense	-	-	-	-	-	-	-	789	-	-	789
Repurchase of Class A common stock	(259,500)	-	-	259,500	-	-	-	(525)	-	-	(525)
Retirement of treasury stock	-	-	-	(259,500)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,218)	-	-	(4,218)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(223)	(223)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(166)	(166)
Net income (loss) attributable to common stockholders for the three-month period-ended March 31, 2020	-	-	-	-	-	-	-	-	(35,592)	-	(35,592)
Balance, March 31, 2020	59,815,198	14,927,613	9,352,729	-	6	2	1	832,216	(583,468)	(520)	248,237

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,002	$(35,592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,184	4,512
Impairment charge	1,326	39,835
Deferred income taxes	2,987	(1,813)
Non-cash interest	139	169
Amortization of syndication contracts	119	130
Payments on syndication contracts	(124)	(130)
Non-cash stock-based compensation	1,071	789
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	9,927	7,482
(Increase) decrease in prepaid expenses and other assets	1,177	1,026
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,356)	(4,394)
Net cash provided by operating activities	23,452	12,014
Cash flows from investing activities:
Purchases of property and equipment	(1,838)	(2,671)
Purchases of intangible assets	-	(155)
Proceeds from marketable securities	12,120	16,617
Net cash provided by (used in) investing activities	10,282	13,791
Cash flows from financing activities:
Tax payments related to shares withheld for share-based compensation plans	(9)	-
Payments on long-term debt	(750)	(750)
Dividends paid	(2,126)	(4,218)
Repurchase of Class A common stock	-	(525)
Net cash used in financing activities	(2,885)	(5,493)
Effect of exchange rates on cash, cash equivalents and restricted cash	(24)	77
Net increase (decrease) in cash, cash equivalents and restricted cash	30,825	20,389
Cash, cash equivalents and restricted cash:
Beginning	119,911	33,857
Ending	$150,736	$54,246
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$1,578	$2,511
Income taxes	$(195)	$145
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$837	$1,770

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2021

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s 2020 10-K for the year ended December 31, 2020. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2021 or any other future period.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a diversified global media, marketing and technology company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, the Company’s digital segment, whose operations are located primarily in Spain and Latin America, reaches a global market. Entravision’s operations encompass integrated media and marketing and media solutions, comprised of television, radio and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of March 31, 2021, based upon the type of advertising medium, which segments are television, radio, and digital. As of March 31, 2021, the Company owns and/or operates 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. The television segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets. Radio operations consist of 48 operational radio stations, 38 FM and 10 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Entravision also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicates radio programming to more than 100 markets across the United States. The Company operates proprietary technology and data platforms that deliver digital advertising in various advertising formats and allow advertisers to reach audiences across a wide range of Internet-connected devices on the Company’s owned and operated digital media sites, the digital media sites of its publisher partners, and on other digital media sites it can access through third-party platforms and exchanges.

The Impact of the COVID-19 Pandemic on the Company’s Business

The COVID-19 pandemic had a more muted impact on our business during the quarter ended March 31, 2021, compared to previous quarters since the pandemic began in early 2020. Subject to the extent and duration of the pandemic and the continuing economic crisis that has resulted from the pandemic, the Company anticipates that the pandemic will continue to have a diminishing effect on its business, from both an operational and financial perspective, in future periods.

Nonetheless, the Company continues to experience cancellations of advertising and a decrease in new advertising placements in its television segment and especially in its radio segment, continuing a trend the Company had begun to experience since the beginning of the pandemic in early 2020, although the Company experienced this decrease at a slower rate during the quarter ended March 31, 2021. The impact on the Company’s radio segment continues to be greater than that on its television segment because radio audiences have declined at a greater rate, and have been maintaining at a lower level, as a result of a decline in the number of people commuting to work or driving in general since the beginning of the pandemic, despite a general easing of lockdown, shelter-in-place, stay-at-home or similar orders. At least some of these changes in personal behavior may endure regardless of when and how the pandemic ends, although any such longer-term changes cannot be known at present. To partially address this situation, the Company has continued to ease credit terms for certain of its advertising clients to help them manage their own cash flow and address other financial needs.

In order to preserve cash during this period, the Company instituted certain cost reduction measures that are currently in effect. On March 26, 2020, the Company suspended repurchases under its share repurchase program.  Effective May 16, 2020, the Company suspended company matching of employee contributions to their 401(k) retirement plans. The Company also reduced its dividend by 50% beginning in the second quarter of 2020, and it may continue to do so in future periods. Other cost reduction measures that the Company instituted during 2020 were restored to original levels by the end of 2020. The Company will continue to monitor all of these actions closely in light of current and changing conditions and may institute such additional actions as the Company may believe are appropriate at a future date.

Additionally, the Company elected to defer the employer portion of the social security payroll tax (6.2%) as provided in the Coronavirus Aid, Relief and Economic Security Act of 2020, commonly known as the CARES Act. The deferral was effective from March 27, 2020 through December 31, 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder is paid by December 31, 2022.

The Company believes that its liquidity and capital resources remain adequate and that it can meet current expenses for at least the next twelve months from a combination of cash on hand and cash flows from operations.

Restricted Cash

As of March 31, 2021 and December 31, 2020, the Company’s balance sheet includes $0.7 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

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

Under the network affiliation agreement, Univision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on its Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2021 and 2020, the amount the Company paid Univision in this capacity was $1.9 million and $2.2 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which give it the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the Company’s current proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of March 31, 2021, the amount due to the Company from Univision was $6.5 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During each of the three-month periods ended March 31, 2021 and 2020, retransmission consent revenue accounted for approximately $9.6 million, of which $6.7 million and $7.0 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

Univision currently owns approximately 11% of the Company’s common stock on a fully-converted basis. The Company’s Class U common stock, all of which is held by Univision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer of such shares of Class U common stock to a third party that is not an affiliate of Univision.  In addition, as the holder of all of the Company’s issued and outstanding Class U common stock, so long as Univision holds a certain number of shares of Class U common stock, the Company may not, without the consent of Univision, merge, consolidate or enter into a business combination, dissolve or liquidate the Company or dispose of any interest in any Federal Communications Commission (“FCC”) license with respect to television stations which are affiliates of Univision, among other things.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $1.1 million and $0.8 million for the three-month periods ended March 31, 2021 and 2020, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

For the three-month periods ended March 31, 2021 and 2020, there was no stock-based compensation expense related to grants of stock options. All grants of stock options have been fully expensed.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2021, there was approximately $4.7 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period
	Ended March 31,
	2021	2020
Basic earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$5,429	$(35,592)

Denominator:
Weighted average common shares outstanding	85,041,628	84,317,767

Per share:
Net income (loss) per share attributable to common stockholders	$0.06	$(0.42)

Diluted earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$5,429	$(35,592)

Denominator:
Weighted average common shares outstanding	85,041,628	84,317,767
Dilutive securities:
Stock options and restricted stock units	1,944,953	-
Diluted shares outstanding	86,986,581	84,317,767

Per share:
Net income (loss) per share attributable to common stockholders	$0.06	$(0.42)

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

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. The annual testing date is October 1. As noted in the Company’s 2020 10-K, the Company recorded impairment charges of goodwill in its digital reporting unit totaling $0.8 million during the year ended December 31, 2020. In addition, the Company recorded impairment charges of FCC licenses in its television and radio reporting units in the amount of $23.5 million and $9.0 million, respectively, during the year ended December 31, 2020. In addition, the Company recorded impairment charges related to Intangibles subject to amortization of $5.3 million, and property and equipment of $1.5 million, respectively, during the year ended December 31, 2020. The Company determined there were no triggering events during the first quarter of 2021.

The carrying amount of intangible assets not subject to amortization for each of the Company’s operating segments for the three-month period ended March 31, 2021 is as follows (in thousands):

	December 31, 2020	Impairment	Transfer to Assets Held for Sale	March 31, 2021
Television	$130,274	$-	$-	$130,274
Radio	86,379	(1,326)	(3,574)	81,479
Digital	-	-	-	-
Consolidated	$216,653	$(1,326)	$(3,574)	$211,753

The Company recorded an impairment charge of $1.3 million related to its assets held for sale. See the further discussion under “Assets Held for Sale” below.

Treasury Stock

On July 13, 2017, the Board of Directors approved a share repurchase of up to $15.0 million of the Company’s outstanding Class A common stock.  On April 11, 2018, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $30.0 million. On August 27, 2019, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $45.0 million. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. On March 26, 2020, the Company suspended share repurchases under the plan in order to preserve cash during the continuing economic crisis resulting from the COVID-19 pandemic.

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the Unaudited Consolidated Balance Sheets. Shares repurchased pursuant to the Company’s share repurchase program are retired during the same calendar year.

During the three-month period ended March 31, 2021, the Company did not repurchase any shares of Class A common stock. As of March 31, 2021, the Company has repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million, since inception of the share repurchase program. All such repurchased shares were retired as of March 31, 2021.

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

The 2017 Credit Agreement contains a covenant that the Company deliver its financial statements and certain other information for each fiscal year within 90 days after the end of each fiscal year. As a result of the Company’s expanding business operations, primarily related to the acquisition of a majority interest in Cisneros Interactive, the Company did not deliver its financial statements for the year ended December 31, 2020 and other information within 90 days after the end of the fiscal year ended December 31, 2020, and therefore the Company did not satisfy the requirement of this covenant in the 2017 Credit Agreement. However, the 2017 Credit Agreement provides an additional period of 30 days for the Company to satisfy such covenant. On April 12, 2021, the Company filed its 2020 10-K with the SEC. The Company believes it is in compliance with all covenants in the 2017 Credit Agreement and has satisfied the requirements of the 2017 Credit Agreement with respect to the delivery of the Company’s financial statements and other information for the fiscal year ended December 31, 2020.

The carrying amount of the Term Loan B Facility as of March 31, 2021 was $212.8 million, net of $1.7 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of March 31, 2021 was approximately $203.8 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Unaudited Consolidated Balance Sheets (in millions):

	March 31, 2021
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
(in millions)	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$72.4	$-	$72.4	$-
Certificates of deposit	$0.7	$-	$0.7	$-
Corporate bonds	$15.1	$-	$15.1	$-

	December 31, 2020
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$59.9	$-	$59.9	$-
Certificates of deposit	$2.8	$-	$2.8	$-
Corporate bonds	$25.2	$-	$25.2	$-

As of March 31, 2021, the Company held investments in a money market fund, certificates of deposit and corporate bonds. All certificates of deposit are within the current FDIC insurance limits and the majority of corporate bonds are investment grade.

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

As of March 31, 2021, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Certificates of Deposit		Corporate Bonds
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$680	$4	$14,915	$146
Due after one year through five years	-	-	-	-
Total	$680	$4	$14,915	$146

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), which the Company adopted on January 1, 2020. As of March 31, 2021, the Company determined that a credit loss allowance is not required.

Included in interest income for the three-month period ended March 31, 2021 was interest income related to the Company’s available for sale securities of $0.1 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2021 (in millions):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2020	$(1.4)	$0.4	$(1.0)
Other comprehensive income (loss)	0.4	(0.1)	0.3
Income tax (expense) benefit	-	-	-
Other comprehensive income (loss), net of tax	0.4	(0.1)	0.3
Accumulated other comprehensive income (loss) as of March 31, 2021	(1.0)	0.3	(0.7)

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

On March 30, 2020, the Company entered into an agreement to sell a building and related improvements in the Houston, Texas area for approximately $5.4 million.  The transaction met the criteria for classification as assets held for sale and the carrying value of $0.2 million is presented as Assets Held for Sale in the consolidated balance sheet as of March 31, 2021. Due to certain government approval delays resulting from the COVID-19 pandemic, the Company anticipates that the transaction will close in the second half of 2021.

During the first quarter of 2020, the Company listed for sale a building and related improvements in the Laredo, Texas area for approximately $2.9 million.  The transaction met the criteria for classification as assets held for sale and the carrying value of $2.0 million is presented as Assets Held for Sale in the consolidated balance sheet as of March 31, 2021.

During the first quarter of 2021, the Company entered into negotiations to sell the assets of radio station WNUE-FM in Orlando, Florida, for $4.0 million.  On April 12, 2021, the Company entered into an asset purchase agreement for these assets.  As of March 31, 2021, the carrying value of the assets was $5.3 million, which resulted in an impairment charge of $1.3 million for the three-month period ended March 31, 2021. The transaction met the criteria for classification as assets held for sale and the adjusted carrying value of $4.0 million is presented as Assets Held for Sale in the consolidated balance sheet as of March 31, 2021.

Recent Accounting Pronouncements

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

Newly Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source for the three-month periods ended (in thousands):

	Three-Month Period
	Ended March 31,
	2021	2020
Broadcast advertising	$33,675	$38,728
Digital advertising	101,482	13,331
Spectrum usage rights	2,844	1,356
Retransmission consent	9,647	9,580
Other	1,232	1,254
Total revenue	$148,880	$64,249

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

	Three-Month Period
	Ended March 31,
	2021	2020
Local direct	$5,240	$5,843
Local agency	13,188	13,566
National agency	15,247	19,319
Total revenue	$33,675	$38,728

Deferred Revenue

The Company records deferred revenue, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The change in the deferred revenue balance for the three-month period ended March 31, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2020.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2020	Increase	Decrease *	March 31, 2021
Deferred revenue	$3,127	3,598	(3,127)	$3,598

* The amount reflects revenue that has been recorded in the three-month period ended March 31, 2021.

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

The following table summarizes the expected future payments related to lease liabilities as of March 31, 2021:

(in thousands)
Remainder of 2021	$7,300
2022	8,820
2023	7,148
2024	5,986
2025	5,636
2026 and thereafter	15,675
Total minimum payments	$50,565
Less amounts representing interest	(11,040)
Present value of minimum lease payments	39,525
Less current operating lease liabilities	(7,510)
Long-term operating lease liabilities	$32,015

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of March 31, 2021 were 9.7 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of March 31, 2020 were 11.1 years and 6.3%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Three-Month Period Ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$2,756	$2,888
Non-cash additions to operating lease assets	$2,683	$-

The following table summarizes the components of lease expense:

	Three-Month Period	Three-Month Period
	Ended March 31,	Ended March 31,
(in thousands)	2021	2020
Operating lease cost	$2,153	$2,673
Variable lease cost	128	297
Short-term lease cost	439	218
Total lease cost	$2,720	$3,188

For the three-month period ended March 31, 2021, lease cost of $1.4 million, $1.2 million and $0.1 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the three-month period ended March 31, 2020, lease cost of $1.6 million, $1.4 million and $0.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of March 31, 2021, based upon the type of advertising medium, which segments are television, digital and radio. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

Television

As of March 31, 2021, the Company owns and/or operates 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company generates revenue from advertising, retransmission consent agreements and the monetization of spectrum usage rights in these markets.

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

Radio

As of March 31, 2021, the Company owns and operates 48 radio stations (38 FM and 10 AM) located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

The Company owns and operates a national sales representation division, Entravision Solutions, through which the Company sells advertisements and syndicates radio programming to more 100 markets across the United States.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value contingent consideration, impairment charge, foreign currency (gain) loss and other operating (gain) loss. The Company generated 65% and 14% of its revenue outside the United States during the three-month periods ended March 31, 2021 and 2020, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period
	Ended March 31,		%
	2021	2020	Change
Net revenue
Television	$36,091	$39,199	(8)%
Digital	101,482	13,331	661%
Radio	11,307	11,719	(4)%
Consolidated	148,880	64,249	132%

Cost of revenue - digital	84,756	7,347	*

Direct operating expenses
Television	14,969	15,825	(5)%
Digital	4,901	3,193	53%
Radio	6,691	7,661	(13)%
Consolidated	26,561	26,679	(0)%

Selling, general and administrative expenses
Television	4,915	5,932	(17)%
Digital	5,949	3,671	62%
Radio	2,989	3,988	(25)%
Consolidated	13,853	13,591	2%

Depreciation and amortization
Television	3,216	2,875	12%
Digital	1,581	1,150	37%
Radio	387	487	(21)%
Consolidated	5,184	4,512	15%

Segment operating profit (loss)
Television	12,991	14,567	(11)%
Digital	4,295	(2,030)	*
Radio	1,240	(417)	*
Consolidated	18,526	12,120	53%

Corporate expenses	7,158	6,840	5%
Impairment charge	1,326	39,835	(97)%
Foreign currency (gain) loss	586	1,508	(61)%
Other operating (gain) loss	(1,913)	(836)	129%
Operating income (loss)	11,369	(35,227)	*

Interest expense	$(1,717)	$(2,680)	(36)%
Interest income	140	624	(78)%
Dividend income	2	23	(91)%
Income (loss) before income taxes	9,794	(37,260)	*

Capital expenditures
Television	$1,031	$3,182
Digital	336	298
Radio	146	196
Consolidated	$1,513	$3,676

	March 31,	December 31,
Total assets	2021	2020
Television	434,758	425,899
Digital	196,551	196,020
Radio	120,859	125,426
Consolidated	$752,168	$747,345

*	Percentage not meaningful.

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

7. ACQUISITIONS

Cisneros Interactive

On October 13, 2020, the Company acquired from certain individuals (collectively, the “Sellers”), 51% of the issued and outstanding shares of stock of a company engaged in the sale and marketing of digital advertising that, together with its subsidiaries, does business under the name Cisneros Interactive (“Cisneros Interactive”).  The transaction, funded from cash on hand, includes a purchase price of approximately $29.9 million in cash. The Company concluded that the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock is considered to be a noncontrolling interest.

In connection with the acquisition, the Company also entered into a Put and Call Option Agreement (the “Put and Call Agreement”). Subject to the terms of the Put and Call Agreement, if certain minimum EBITDA targets are met, the Sellers have the right (the “Put Option”), between March 15, 2024 and June 13, 2024, to cause the Company to purchase all (but not less than all) the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock at a purchase price to be based on a pre-determined multiple of six times Cisneros Interactive’s 12-month EBITDA in the preceding calendar year. The Sellers may also exercise the Put Option upon the occurrence of certain events, between March 2022 and April 2024.

Additionally, subject to the terms of the Put and Call Agreement, the Company has the right (the “Call Option”), in calendar year 2024, to purchase all (but not less than all) the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock at a purchase price to be based on a pre-determined multiple of six times of Cisneros Interactive’s 12-month EBITDA in calendar year 2023.

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.

As a result of the put and call option redemption feature, and because the redemption is not solely within the control of the Company, the noncontrolling interest is considered redeemable, and is classified in temporary equity within the Company’s Consolidated Balance Sheets initially at its acquisition date fair value. The noncontrolling interest is adjusted each reporting period for income (or loss) attributable to the noncontrolling interest as well as any applicable distributions made. Since the noncontrolling interest is not currently redeemable and it is not probable that it will become redeemable, the Company is not currently required to adjust the amount presented in temporary equity to its redemption value. The fair value of the redeemable noncontrolling interest which includes the Put and Call Agreement recognized on the acquisition date was $30.8 million. The table below presents the reconciliation of changes in redeemable noncontrolling interests (unaudited; in thousands):

	Three-Month Period Ended March 31,
	2021	2020
Beginning balance	$33,285	$-
Net income (loss) attributable to redeemable noncontrolling interest	1,573	-
Ending balance	$34,858	$-

The Company is in the process of completing the purchase price allocation for its acquisition of the majority interest in Cisneros Interactive. The measurement period remains open pending the finalization of the pre-acquisition tax-related items. The following is a summary of the purchase price allocation (unaudited; in millions):

Cash	$8.7
Accounts receivable	50.5
Other assets	6.2
Intangible assets subject to amortization	41.7
Goodwill	12.3
Current liabilities	(48.1)
Deferred tax	(10.6)
Redeemable noncontrolling interest	(30.8)

The fair value of the assets acquired includes trade receivables of $50.5 million. The gross amount due under contract is $54.0 million, of which $3.5 million is expected to be uncollectable.

During the three-month period ended March 31, 2021, Cisneros Interactive generated net revenue and net income of $88.5 million and $3.2 million, respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to Cisneros Interactive’s workforce and expected synergies from combining Cisneros Interactive’s operations with those of the Company.

The following unaudited pro forma information for the three-month periods ended March 31, 2020 has been prepared to give effect to the Company’s acquisition of a majority interest in Cisneros Interactive as if the acquisition had occurred on January 1, 2020. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

Three-Month Period Ended March 31, 2020
Pro Forma:
Total revenue	$104,468
Net income (loss)	(34,348)
Net income (loss) attributable to redeemable noncontrolling interest	(610)
Net income (loss) attributable to common stockholders	$(34,958)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$(0.41)

Weighted average common shares outstanding, basic and diluted	84,317,767

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified global media, marketing and technology company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain and Latin America, reaches a global market. Our operations encompass integrated media and marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television, radio and digital. Our net revenue for the three-month period ended March 31, 2021 was $148.9 million. Of that amount, revenue attributed to our digital segment accounted for approximately 68%, revenue attributed to our television segment accounted for approximately 24% and revenue attributed to our radio segment accounted for approximately 8%.

As of the date of filing this report, we own and/or operate 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 48 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 10 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also sell advertisements and syndicate radio programming to more than 100 markets across the United States. We also provide digital advertising solutions that allow advertisers to reach primarily Hispanic online audiences worldwide. We operate proprietary technology and data platforms that deliver digital advertising in various advertising formats and allow advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites, the digital media sites of our publisher partners, and on other digital media sites we access through third-party platforms and exchanges.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, retransmission consent agreements that are entered into with multichannel video programming distributors (“MVPDs”), and agreements associated with our television stations’ spectrum usage rights. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. In our television and radio segments, we recognize advertising revenue when commercials are broadcast. In our digital segment, we recognize advertising revenue when display or other digital advertisements record impressions on the websites of our third party publishers or as the advertiser’s previously agreed-upon performance criteria are satisfied. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts we have entered into directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2020, 2024, etc.) and, to a lesser degree, Congressional mid-term election years (2022, 2026, etc.), resulting from increased political advertising in those years compared to other years.

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

Highlights

During the first quarter of 2021, our consolidated revenue increased to $148.9 million from $64.2 million in the prior year period, primarily due to an increase in advertising revenue attributed to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to net revenue in prior periods, and an increase in revenue from spectrum usage rights, partially offset by a decrease in advertising revenue as a result of declines in pre-acquisition digital revenue and a decrease in political advertising revenue. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment decreased to $36.1 million for the three-month period ended March 31, 2021 from $39.2 million for the three-month period ended March 31, 2020. This decrease of approximately $3.1 million, or 8%, in net revenue was primarily due to a decrease in political revenue, partially offset by increases in local and national advertising revenue, and revenue from spectrum usage rights. In general, we face ratings declines, competitive factors with another Spanish-language broadcaster, and changing demographic preferences of audiences. Additionally, notwithstanding the increases in local and national advertising revenue, we have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue.

Net revenue in our digital segment increased to $101.5 million for the three-month period ended March 31, 2021 from $13.3 million for the three-month period ended March 31, 2020. This increase of approximately $88.2 million in net revenue was a result of advertising revenue attributed to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to net revenue in prior periods, partially offset by a decrease in advertising revenue as a result of declines in pre-acquisition digital revenue and the continuing economic crisis resulting from the COVID-19 pandemic. We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us.  In response to this trend, we are offering programmatic alternatives to advertisers, which is putting pressure on margins. We expect this trend will continue in future periods, likely resulting in a permanent higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Net revenue in our radio segment decreased to $11.3 million for the three-month period ended March 31, 2021 from $11.7 million for the three-month period ended March 31, 2020. This decrease of approximately $0.4 million, or 4%, in net revenue was primarily due to a decrease in political advertising revenue and a decrease in local advertising revenue, partially offset by an increase in national advertising revenue. The decrease in local advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

The Impact of the COVID-19 Pandemic on our Business

This section of this report should be read in conjunction with the rest of this item, “Forward-Looking Statements” and Notes to Consolidated Financial Statements appearing herein, for a more complete understanding of the impact of the COVID-19 pandemic on our business.

The COVID-19 pandemic had a more muted impact on our business during the quarter ended March 31, 2021, compared to previous quarters since the pandemic began in early 2020. Subject to the extent and duration of the pandemic and the continuing economic crisis that has resulted from the pandemic, we anticipate that the pandemic will continue to have diminishing effects on our business, from both an operational and financial perspective, in future periods.

Operational Impact

We are considered, or we believe that we are considered, an “essential business” in all jurisdictions in the United States that have at one time or another imposed lockdown, shelter-in-place, stay-at-home or similar orders. To date, we have experienced no significant interruption of our broadcasts in our television and radio segments in any of the markets in which we own and/or operate stations. Nonetheless, we are continuing to operate with reduced staff at all of our stations and we cannot give assurance at this time whether a resurgence or more prolonged impact of the pandemic in any of our markets would not adversely affect our ability to continue staffing our stations at appropriate levels to continue broadcasts without interruption.

Despite the fact that our digital segment has a significant number of employees in Spain, Mexico and Argentina, which are among the countries in the world worst affected by the pandemic, most of our employees in our digital segment work remotely and we have not seen a significant interruption in our digital business to date. We cannot give assurance at this time whether a resurgence or more prolonged impact of the pandemic in Spain, Latin America or any other location where our digital segment has employees or operates would not adversely affect our digital business.

Our corporate office is located in Santa Monica, California. Even though statewide stay-at-home orders have ended, we have continued to operate with reduced staff in our corporate office, with certain staff working remotely. We have not experienced any significant interruption in any of our corporate or administrative departments, including without limitation our finance and accounting departments.

Financial Impact

Based on publicly available information, it appears that the global, U.S. and local economies declined at a slower rate in the quarter ended March 31, 2021 than they did during prior periods since the pandemic began in the first quarter of 2020. Despite the general sense that the worst of the pandemic may have passed and that the economy is slowly recovering, such improvement is uneven geographically and by industry, and may be adversely impacted by any resurgence of the pandemic, the rate of vaccinations of the population and other factors beyond our control. Accordingly, the effect of the economic crisis that has resulted from the pandemic continues to be felt by us and may continue to be felt by us in future periods.

We continue to experience cancellations of advertising and a decrease in new advertising placements in our television segment and especially in our radio segment, continuing a trend that we had begun to experience since the beginning of the pandemic in early 2020, although we experienced this decrease at a slower rate during the quarter ended March 31, 2021. The impact on our radio segment continues to be greater than that on our television segment because radio audiences have declined at a greater rate, and have been maintaining at a lower level, as a result of a decline in the number of people commuting to work or driving in general since the beginning of the pandemic, despite a general easing of lockdown, shelter-in-place, stay-at-home or similar orders. At least some of these changes in personal behavior may endure regardless of when and how the pandemic ends, although any such longer-term changes cannot be known at present.

We believe that the continuing cancellations and reductions in the placement of new advertising are primarily attributable to decisions that our advertisers are making regarding the preservation of their own capital during the continuing effects of business interruption that has resulted from a variety of lockdown, shelter-in-place, stay-at-home or similar orders that were previously more widely in effect; the closure and uneven reopening of businesses across the United States, including those in the automotive, services, non-emergency healthcare, retail, travel,  restaurant and telecommunications industries, that has affected the degree to which consumers are able to frequent such businesses; reduced demand for products and services by our advertisers’ customers, who are our audiences; the diversion of our advertisers’ own personnel’s attention from advertising activities as a result of continuing concerns about health, remote working and/or financial and other non-financial considerations; and the overall financial solvency of our advertisers in general during the continuing economic crisis that has resulted from the pandemic. To partially address this situation, we have continued to ease credit terms for certain of our advertising clients to help them manage their own cash flow and address other financial needs.

In order to preserve cash during this period, we have instituted certain cost reduction measures that are currently in effect. On March 26, 2020, we suspended repurchases under our share repurchase program.  Effective May 16, 2020, we suspended company matching of employee contributions to their 401(k) retirement plans. We also reduced our dividend by 50% beginning in the second quarter of 2020, and we may continue to do so in future periods. Other cost reduction measures that we instituted during 202 were restored to original levels by the end of 2020. We will continue to monitor all of these actions closely in light of current and changing conditions and may institute such additional actions as we may believe are appropriate at a future date.

Additionally, we have elected to defer the employer portion of the social security payroll tax (6.2%) as provided in the Coronavirus Aid, Relief and Economic Security Act of 2020, commonly known as the CARES Act. The deferral was effective from March 27, 2020 through December 31, 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder is paid by December 31, 2022.

Because of unprecedented uncertainties regarding the extent and duration of the pandemic and the continuing economic crisis that has resulted from the pandemic, our results of operations for the quarter ended March 31, 2021 may not be indicative of our results of operations for any future period.  We do not know how soon the global, U.S. and local economies will fully recover to pre-pandemic levels. Therefore, while we hope for a different outcome, we anticipate that we may continue to experience an adverse financial impact on our business and results of operations, albeit at a potentially slower rate, and possibly our financial condition, for an unknown period of time even after lockdown, shelter-in-place, stay-at-home and similar orders have been fully lifted, and businesses fully reopen, on a permanent basis.

Additionally, any resurgence of the pandemic; reimposition of lockdown, shelter-in-place, stay-at-home and similar orders; and prolongation of the continuing economic crisis that has resulted from the pandemic, could intensify this adverse impact and adversely affect our business, results of operations and financial condition in future periods during the course of the pandemic, or beyond.

The challenges that the pandemic and the financial crisis that has resulted from the pandemic have caused, and continue to cause, to the global, U.S. and local economies will continue to create unprecedented uncertainty in our business and how we plan and respond to rapidly changing circumstances in our operations, as well as the impact this may have on our business, results of operations and financial condition. We are closely monitoring the situation across all fronts and will need to continue to remain flexible to respond to developments as they occur. However, we cannot give any assurance if, or the extent to which, we will be successful in these efforts.

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

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2021 and 2020, the amount we paid Univision in this capacity was $1.9 million and $2.2 million, respectively..

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During each of the three-month periods ended March 31, 2021 and 2020, retransmission consent revenue accounted for approximately $9.6 million, of which $6.7 million and $7.0 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 10-K.

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2, “The Company and Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements.

Three-Month Periods Ended March 31, 2021 and 2020

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2021 and 2020 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2021	2020	Change
Statements of Operations Data:
Net Revenue	$148,880	$64,249	132%

Cost of revenue - digital	84,756	7,347	*
Direct operating expenses	26,561	26,679	(0)%
Selling, general and administrative expenses	13,853	13,591	2%
Corporate expenses	7,158	6,840	5%
Depreciation and amortization	5,184	4,512	15%
Impairment charge	1,326	39,835	(97)%
Foreign currency (gain) loss	586	1,508	(61)%
Other operating (gain) loss	(1,913)	(836)	129%
	137,511	99,476	38%
Operating income (loss)	11,369	(35,227)	*
Interest expense	(1,717)	(2,680)	(36)%
Interest income	140	624	(78)%
Dividend income	2	23	(91)%
Income before income (loss) taxes	9,794	(37,260)	*
Income tax benefit (expense)	(2,792)	1,668	*
Net income (loss)	7,002	(35,592)	*
Net (income) loss attributable to redeemable noncontrolling interest	(1,573)	-	*
Net income (loss) attributable to common stockholders	$5,429	$(35,592)	*

Other Data:
Capital expenditures	1,513	3,676
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)	14,195	9,679
Net cash provided by operating activities	23,452	12,014
Net cash provided by (used in) investing activities	10,282	13,791
Net cash used in financing activities	(2,885)	(5,493)

(1)

Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other operating gain (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from the Federal Communications Commission, or FCC, spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings. We use the term consolidated adjusted EBITDA because that measure is defined in our 2017 Credit Agreement and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings.

Because consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of March 31): 2021, 2.1 to 1; 2020, 3.3 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Three-Month Period
	Ended March 31,
	2021	2020
Consolidated adjusted EBITDA	$14,195	$9,679
EBITDA attributable to redeemable noncontrolling interest	2,837	-
Interest expense	(1,717)	(2,680)
Interest income	140	624
Dividend income	2	23
Income tax expense	(2,792)	1,668
Amortization of syndication contracts	(119)	(130)
Payments on syndication contracts	124	130
Non-cash stock-based compensation included in direct operating expenses	(316)	(131)
Non-cash stock-based compensation included in corporate expenses	(755)	(658)
Depreciation and amortization	(5,184)	(4,512)
Impairment charge	(1,326)	(39,835)
Non-recurring cash severance charge	-	(606)
Other operating gain (loss)	1,913	836
Net (income) loss attributable to redeemable noncontrolling interest	(1,573)	-
Net income (loss) attributable to common stockholders	5,429	(35,592)

Depreciation and amortization	5,184	4,512
Impairment charge	1,326	39,835
Deferred income taxes	2,987	(1,813)
Non-cash interest	139	169
Amortization of syndication contracts	119	130
Payments on syndication contracts	(124)	(130)
Non-cash stock-based compensation	1,071	789
Net income (loss) attributable to redeemable noncontrolling interest	1,573	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	9,927	7,482
(Increase) decrease in prepaid expenses and other assets	1,177	1,026
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,356)	(4,394)
Cash flows from operating activities	$23,452	$12,014

Consolidated Operations

Net Revenue. Net revenue increased to $148.9 million for the three-month period ended March 31, 2021 from $64.2 million for the three-month period ended March 31, 2020, an increase of approximately $84.7 million. Of the overall increase, approximately $88.2 million was attributable to our digital segment and was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to net revenue in prior periods, partially offset by a decrease in advertising revenue as a result of declines in pre-acquisition digital revenue and the continuing economic crisis resulting from the COVID-19 pandemic. We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this trend, we are offering programmatic alternatives to advertisers, which is putting pressure on margins. We expect this trend will continue in future periods, likely resulting in a permanent higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful. The overall increase in net revenue was partially offset by a decrease of approximately $3.1 million attributable to our television segment, primarily due to a decrease in political revenue, partially offset by increases in local and national advertising revenue, and revenue from spectrum usage rights. In general, we face ratings declines, competitive factors with another Spanish-language broadcaster, and changing demographic preferences of audiences. Additionally, the overall increase in net revenue was partially offset by a decrease of approximately $0.4 million attributable to our radio segment due to decreases in political advertising revenue and local advertising revenue, partially offset by an increase in national advertising revenue. The decrease in local advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as television and radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

We believe that for the full year 2021, net revenue will increase primarily as a result of operating Cisneros Interactive for a full year in 2021 compared to less than three months in 2020, partially offset by a decrease in political advertising revenue compared to 2020.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $84.8 million for the three-month period ended March 31, 2021 from $7.3 million for the three-month period ended March 31, 2020, an increase of $77.5 million, primarily due to increased costs of revenue associated with Cisneros Interactive during the first quarter of 2021, following our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur cost of revenue for us in the comparable period ended March 31, 2020. As a percentage of digital net revenue, cost of revenue increased to 84% for the three-month period ended March 31, 2021 from 55% for the three-month period ended March 31, 2020, primarily due to our acquisition of a majority interest in Cisneros Interactive, which operates with lower margins compared to our other digital operations.

Direct Operating Expenses. Direct operating expenses decreased to $26.6 million for the three-month period ended March 31, 2021 from $26.7 million for the three-month period ended March 31, 2020, a decrease of $0.1 million. Of the overall decrease, approximately $1.8 million was attributable to our television and radio segments and was primarily due to decreases in salary expense associated with furloughs and layoffs that occurred in 2020, payroll tax expense and expenses associated with the decrease in advertising revenue. The overall decrease was partially offset by an increase of approximately $1.7 million that was attributable to our digital segment primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur direct operating expenses for us in the comparable period ended March 31, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020. As a percentage of net revenue, direct operating expenses decreased to 18% for the three-month period ended March 31, 2021 from 42% for the three-month period ended March 31, 2020, because direct operating expenses decreased while revenue increased.

We believe that direct operating expenses will increase during 2021, primarily as a result of operating Cisneros Interactive for a full year in 2021 compared to less than three months in 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13.9 million for the three-month period ended March 31, 2021 from $13.6 million for the three-month period ended March 31, 2020, an increase of $0.3 million. Of the overall increase, approximately $2.2 million was attributable to our digital segment and was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur direct operating expenses for us in the comparable period ended March 31, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020. The overall increase was partially offset by a decrease of approximately $2.0 million attributable to our television and radio segments and was primarily due to decreases in salary expense associated with furloughs and layoffs that occurred in 2020, and payroll tax expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 9% for the three-month period ended March 31, 2021 from 21% for the three-month period ended March 31, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that selling, general and administrative expenses will increase during 2021, primarily as a result of operating Cisneros Interactive for a full year in 2021 compared to less than three months in 2020.

Corporate Expenses. Corporate expenses increased to $7.2 million for the three-month period ended March 31, 2021 from $6.8 million for the three-month period ended March 31, 2020, an increase of $0.4 million. The increase was primarily due to an increase in salaries and audit fees. As a percentage of net revenue, corporate expenses decreased to 5% for the three-month period ended March 31, 2021 from 11% for the three-month period ended March 31, 2020.

We believe that corporate expenses will not change significantly during 2021 compared to 2020.

Depreciation and Amortization. Depreciation and amortization increased to $5.2 million for the three-month period ended March 31, 2021 compared to $4.5 million for the three-month period ended March 31, 2020, an increase of $0.7 million. The increase was primarily attributable to amortization of the intangible assets from our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, and fixed assets additions in our television segment as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017, partially offset by a decrease due to long-lived assets in our digital segment that were impaired in the first quarter of 2020.

Foreign currency (gain) loss. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, our operating expenses are generally denominated in the currencies of the countries in which our operations are located, and we have operations in countries other than the United States, primarily those operations related to our digital business. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our digital business. We had a foreign currency loss of $0.6 million for the three-month period ended March 31, 2021 compared to a foreign currency loss of $1.5 million for the three-month period ended March 31, 2020. Foreign currency loss was primarily due to currency fluctuations that affected our digital segment operations located outside the United States.

Other operating gain. Other operating gain increased to $1.9 million for the three-month period ended March 31, 2021 from $0.8 million for the three-month period ended March 31, 2020, primarily due to gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017.

Impairment. During the three-month period ended March 31, 2021 we recorded an impairment charge of $1.3 million related to assets held for sale. Due to the continuing economic crisis resulting from the COVID-19 pandemic, we experienced a decline in performance across all our reporting units beginning late in the first quarter of 2020. Additionally, our digital reporting unit was already facing declining results prior to the onset of the pandemic, caused by continuing competitive pressures and rapid changes in the digital advertising industry, which then further accelerated late in that quarter as a result of the economic crisis brought about by the pandemic. The results of our television and radio reporting units prior to the onset of the pandemic were exceeding internal budgets, driven in large part by political advertising revenue, but declined sharply in the last few weeks of that quarter. As a result, we updated our internal forecasts of future performance and determined that triggering events had occurred during the first quarter of 2020 that required interim impairment assessments related to goodwill, indefinite lived intangible assets and long-lived assets. As a result of these assessments, we recognized impairment charges totaling $39.8 million in the three-month period ended March 31, 2020.

Operating Income (Loss). As a result of the above factors, operating income was $11.4 million for the three-month period ended March 31, 2021, compared to operating loss of $35.2 million for the three-month period ended March 31, 2020.

Interest Expense, net. Interest expense, net decreased to $1.6 million for the three-month period ended March 31, 2021 from $2.1 million for the three-month period ended March 31, 2020, a decrease of $0.5 million. This decrease was primarily due to lower principal balance and a lower interest rate.

Income Tax Benefit (Expense).  Income tax expense for the three-month period ended March 31, 2021 was $2.8 million, or 29% of our pre-tax income. Income tax benefit for the three-month period ended March 31, 2020 was $1.7 million, or 4% of our pre-tax loss.  The effective tax rate for the three-month period ended March 31, 2021 was different from our statutory rate due to foreign and state taxes, a valuation allowance on deferred tax assets in the Spanish entity of our legacy digital business, and nondeductible expenses. We compute our interim tax expense by projecting our effective tax rate for the year and applying the projected annual effective tax rate to the year to date pre-tax income from continuing operations for the reporting quarter. Additional “discrete" items (such as excess tax benefits from share based compensation) may adjust the year-to-date tax expense in the quarter in which such items occur.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of our digital operations located in Spain.  As a result of recurring losses from our digital operations in Spain, management has determined that it is more likely than not that deferred tax assets of approximately $1.6 million at March 31, 2021 will not be realized and therefore we have established a valuation allowance on those assets.

We intend to reinvest permanently our unremitted earnings in our foreign subsidiaries, and accordingly have not provided deferred tax liabilities on those earnings. We have not yet determined an estimate of the total amount of unremitted earnings.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $36.1 million for the three-month period ended March 31, 2021 from $39.2 million for the three-month period ended March 31, 2020. This decrease of approximately $3.1 million, or 8%, in net revenue was primarily due to a decrease in political revenue, partially offset by increases in local and national advertising revenue, and revenue from spectrum usage rights. In general, we face ratings declines, competitive factors with another Spanish-language broadcaster, and changing demographic preferences of audiences. Additionally, notwithstanding the increases in local and national advertising revenue, we have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. We generated a total of $9.6 million in retransmission consent revenue for each of the three-month periods ended March 31, 2021 and 2020.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $15.0 million for the three-month period ended March 31, 2021 from $15.8 million for the three-month period ended March 31, 2020, a decrease of approximately $0.8 million. The decrease was primarily due to decreases in salary expense associated with furloughs and layoffs that occurred in 2020, payroll tax expense and expenses associated with the decrease in advertising revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $4.9 million for the three-month period ended March 31, 2021 from $5.9 million for the three-month period ended March 31, 2020, a decrease of approximately $1.0 million. The decrease was primarily due to decreases in salary expense associated with furloughs and layoffs that occurred in 2020, and payroll tax expense.

Digital

Net Revenue.  Net revenue in our digital segment increased to $101.5 million for the three-month period ended March 31, 2021 from $13.3 million for the three-month period ended March 31, 2020. This increase of approximately $88.2 million in net revenue was a result of advertising revenue attributed to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to net revenue in prior periods, partially offset by a decrease in advertising revenue as a result of declines in pre-acquisition digital revenue and the continuing economic crisis resulting from the COVID-19 pandemic. We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us.  In response to this trend, we are offering programmatic alternatives to advertisers, which is putting pressure on margins. We expect this trend will continue in future periods, likely resulting in a permanent higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Cost of revenue.  Cost of revenue in our digital segment increased to $84.8 million for the three-month period ended March 31, 2021 from $7.3 million for the three-month period ended March 31, 2020, an increase of $77.5 million, primarily due to increased costs of revenue associated with Cisneros Interactive during the first quarter of 2021, following our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur cost of revenue for us in the comparable period ended March 31, 2020. As a percentage of digital net revenue, cost of revenue increased to 84% for the three-month period ended March 31, 2021 from 55% for the three-month period ended March 31, 2020, primarily due to our acquisition of a majority interest in Cisneros Interactive, which operates with lower margins compared to our other digital operations.

Direct operating expenses. Direct operating expenses in our digital segment increased to $4.9 million for the three-month period ended March 31, 2021 from $3.2 million for the three-month period ended March 31, 2020, an increase of $1.7 million. The increase was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur direct operating expenses for us in the comparable period ended March 31, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $5.9 million for the three-month period ended March 31, 2021 from $3.7 million for the three-month period ended March 31, 2020, an increase of $2.2 million. The increase was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur selling, general and administrative expenses for us in the comparable period ended March 31, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020.

Radio

Net Revenue.  Net revenue in our radio segment decreased to $11.3 million for the three-month period ended March 31, 2021 from $11.7 million for the three-month period ended March 31, 2020. This decrease of approximately $0.4 million, or 4%, in net revenue was primarily due to a decrease in political advertising revenue and a decrease in local advertising revenue, partially offset by an increase in national advertising revenue. The decrease in local advertising revenue was primarily a result of the continuing economic crisis resulting from the COVID-19 pandemic, ratings declines and competitive factors with other Spanish-language broadcasters and changing demographic preferences of audiences. We have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $6.7 million for the three-month period ended March 31, 2021 from $7.7 million for the three-month period ended March 31, 2020, a decrease of $1.0 million. The decrease was primarily due a decreases in salary expense associated with furloughs and layoffs that occurred in 2020, payroll tax expense and expenses associated with the decrease in advertising revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $3.0 million for the three-month period ended March 31, 2021 from $4.0 million for the three-month period ended March 31, 2020, a decrease of $1.0 million. The decrease was primarily due to decreases in salary expense associated with furloughs and layoffs that occurred in 2020 and payroll tax expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net losses attributable to common stockholders of $3.9 million and $19.7 million for the years ended December 31, 2020 and 2019, respectively, and net income attributable to common stockholders of $12.2 million for the year ended December 31, 2018. We had positive cash flow from operations of $63.4 million, $31.5 million and $33.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. We had positive cash flow from operations of $23.5 million for the three-month period ended March 31, 2021. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $150.0 million, and available for sale marketable securities in the additional amount of $15.8 million, as of March 31, 2021. Our liquidity is not materially impacted by the amounts held in accounts outside the United States.

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

The 2017 Credit Agreement contains a covenant that we deliver our financial statements and certain other information for each fiscal year within 90 days after the end of each fiscal year. As a result of our expanding business operations, primarily related to the acquisition of a majority interest in Cisneros Interactive, we did not deliver our financial statements for the year ended December 31, 2020 and other information within 90 days after the end of the fiscal year ended December 31, 2020, and therefore we did not satisfy the requirement of this covenant in the 2017 Credit Agreement. However, the 2017 Credit Agreement provides an additional period of 30 days for us to satisfy such covenant. On April 12, 2021, we filed our 2020 10-K with the SEC. We believe we are in compliance with all covenants in the 2017 Credit Agreement and have satisfied the requirements of the 2017 Credit Agreement with respect to the delivery of our financial statements and other information for the fiscal year ended December 31, 2020.

The carrying amount of the Term Loan B Facility as of March 31, 2021 was $212.8 million, net of $1.7 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of March 31, 2021 was $203.8 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

In the three-month period ended March 31, 2021, we did not repurchase any shares of our Class A common stock. As of March 31, 2021, we have repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million. All repurchased shares were retired as of March 31, 2021.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $14.2 million for the three-month period ended March 31, 2021 compared to $9.7 million for the three-month period ended March 31, 2020. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 10% for the three-month period ended March 31, 2021 compared to 15% for the three-month period ended March 31, 2020.

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

Because consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of March 31): 2021, 2.1 to 1; 2020, 3.3 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 30.

Cash Flow

Net cash flow provided by operating activities was $23.5 million for the three-month period ended March 31, 2021 compared to net cash flow provided by operating activities of $12.0 million for the three-month period ended March 31, 2020. We had net income of $7.0 million for the three-month period ended March 31, 2021, which included non-cash items such as deferred income taxes of $3.0 million, depreciation and amortization expense of $5.2 million, and non-cash stock-based compensation of $1.1 million. We had a net loss of $35.6 million for the three-month period ended March 31, 2020, which included non-cash items such as impairment loss of $39.8 million, depreciation and amortization expense of $4.5 million and non-cash stock-based compensation of $0.8 million. We expect to have positive cash flow from operating activities for the 2021 year.

Net cash flow provided by investing activities was $10.3 million for the three-month period ended March 31, 2021, compared to net cash flow provided by investing activities of $13.8 million for the three-month period ended March 31, 2020. During the three-month period ended March 31, 2021, we had proceeds of $12.1 million from the maturity of marketable securities and spent $1.8 million in net capital expenditures. During the three-month period ended March 31, 2020, we had proceeds of $16.6 million from the maturity of marketable securities, spent $2.7 million in net capital expenditures and spent $0.2 million to purchase intangible assets. We anticipate that our capital expenditures will be approximately $8.0 million during the full year 2021. Of this amount, we expect that approximately $0.2 million will be expended in connection with the required relocation of certain of our television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017, which amount we expect to be reimbursed to us by the FCC. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $2.9 million for the three-month period ended March 31, 2021, compared to net cash flow used in financing activities of $5.5 million for the three-month period ended March 31, 2020. During the three-month period ended March 31, 2021, we made dividend payments of $2.1 million and debt payments of $0.8 million. During the three-month period ended March 31, 2020, we made dividend payments of $4.2 million, principal debt repayments of $0.8 million, and spent $0.5 million for the repurchase of Class A common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of March 31, 2021, we had $214.5 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the Eurodollar were to increase by a hypothetical 100 basis points, or one percentage point, from its March 31, 2021 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.1 million based on the outstanding balance of our term loan as of March 31, 2021.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at March 31, 2021 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Spain, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

Based on recent inflation trends, the economy in Argentina has been classified as highly inflationary. As a result, we applied the guidance in ASC 830 by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates (see Note 2 to Notes to Consolidated Financial Statements).

As our operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the amount of operating expense of our international operations, which are primarily related to our digital business. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations historically have not had a material impact on our operating results and cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting identified in our 2020 10-K for the year ended December 31, 2020, as described below.

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

As previously disclosed in our 2020 10-K, as a result of our expanding business operations and geographic scope, primarily related to our acquisition of a majority interest in Cisneros Interactive in October 2020, we have experienced a significant increase in the volume of accounting transactions, the number of jurisdictions in which we operate and the number of control activities necessary to properly present consolidated results. Cisneros Interactive operates in multiple countries, uses multiple currencies and, prior to the acquisition, was a private company with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures.  Our acquisition was completed late in the year and there was a lack of sufficient accounting resources to appropriately address this increase in necessary control activities, which resulted in the following material weaknesses:

•	A material weakness related to opening balance sheet amounts related to our acquisition of Cisneros Interactive.
•	A material weakness over the revenue cycle of Cisneros Interactive.
•	A material weakness related to accounts payable, accrued liabilities, income taxes, payroll expenses, and other operating expenses of Cisneros Interactive.

Although these control weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures.  Accordingly, management has concluded that these control weaknesses constitute material weaknesses.

Management’s Plan for Remediation

With respect to the material weaknesses identified above, management has discussed them with the Audit Committee, and we are formulating a remediation plan and taking certain initial steps to address the material weaknesses. In the latter regard, we are in the process of setting up and onboarding Cisneros Interactive’s enterprise reporting software to align with ours, in order to provide additional system controls.  Additionally, we are in the early stages of hiring additional accounting personnel in our corporate office as well as in certain of our foreign locations to strengthen our accounting resources to address the increase in control activities brought on by our acquisition of a majority interest in Cisneros Interactive.

We believe that a remediation plan incorporating the measures described above, as well as any additional measures we may identify and implement, will remediate the previously-identified material weaknesses and strengthen our internal control over financial reporting.  As we continue to implement the remediation plan, we may also identify additional measures to address the material weaknesses or modify certain elements of the remediation plan. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weaknesses. We will continue to review our financial reporting controls and procedures and, with the input and oversight of the Audit Committee, will continue to take steps to remedy the material weaknesses to reinforce the overall design and capability of our control environment.

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

Changes in Internal Control

Other than changes noted above in relation to the material weaknesses identified in the fourth quarter of 2020 related to our acquisition of a majority interest in Cisneros Interactive described above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three-month period ended March 31, 2021, we did not repurchase any shares of our Class A common stock. As of March 31, 2021, we have repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million. All repurchased shares were retired as of March 31, 2021.

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

Date: May 7, 2021