Form 10-Q
period 2021-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2021-08-06
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Yes  ☐    No  ☒

As of August 2, 2021, there were 61,680,841 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,327,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2021

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
•
provisions of our debt instruments, including the agreement dated as of November 30, 2017, as amended as of April 30, 2019 and June 4, 2021, or the 2017 Credit Agreement, which governs our current credit facility, or the 2017 Credit Facility, the terms of which restrict certain aspects of the operation of our business;
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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$171,862	119,162
Marketable securities	10,009	27,988
Restricted cash	749	749
Trade receivables, (including related parties of $6,327 and $6,172) net of allowance for doubtful accounts of $5,377 and $3,790	141,697	142,004
Assets held for sale	7,248	2,141
Prepaid expenses and other current assets (including related parties of $274 and $274)	23,345	18,021
Total current assets	354,910	310,065
Property and equipment, net of accumulated depreciation of $190,121 and $191,183	66,375	72,004
Intangible assets subject to amortization, net of accumulated amortization of $107,404 and $103,752 (including related parties of $5,255 and $5,869)	45,760	49,412
Intangible assets not subject to amortization	211,753	216,653
Goodwill	58,043	58,043
Operating leases right of use asset	33,741	33,525
Other assets	7,436	7,643
Total assets	$778,018	$747,345
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and accrued expenses (including related parties of $2,122 and $2,087)	141,767	126,849
Operating lease liabilities	7,524	7,290
Total current liabilities	152,291	137,139
Long-term debt, less current maturities, net of unamortized debt issuance costs of $2,138 and $1,796	208,612	210,454
Long-term operating lease liabilities	31,447	31,775
Other long-term liabilities	3,507	3,732
Deferred income taxes	57,729	54,980
Total liabilities	453,586	438,080
Commitments and contingencies (note 6)
Redeemable noncontrolling interest	37,470	33,285
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2021 61,189,644 and 2020 60,759,405	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2021 14,807,613 and 2020 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2021 and 2020 9,352,729	1	1
Additional paid-in capital	826,474	828,813
Accumulated deficit	(538,493)	(551,786)
Accumulated other comprehensive income (loss)	(1,028)	(1,056)
Total stockholders' equity	286,962	275,980
Total liabilities and stockholders' equity	$778,018	$747,345

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Net Revenue	$178,410	$45,116	$327,290	$109,365
Expenses:
Cost of revenue - digital	109,030	6,447	193,786	13,794
Direct operating expenses (including related parties of $1,952, $1,386, $3,889 and $3,605) (including non-cash stock-based compensation of $334, $104, $650 and $235)	28,336	22,140	54,897	48,819
Selling, general and administrative expenses	13,106	10,897	26,959	24,488
Corporate expenses (including non-cash stock-based compensation of $801, $699, $1,556 and $1,357)	7,345	5,384	14,503	12,224
Depreciation and amortization (includes direct operating of $3,787, $2,800, $7,629 and $5,931; selling, general and administrative of $1,170, $891, $2,324 and $2,099; and corporate of $117, $182, $305 and $355) (including related parties of $308, $307, $615 and $614)	5,074	3,873	10,258	8,385
Impairment charge	112	-	1,438	39,835
Foreign currency (gain) loss	(309)	(155)	277	1,353
Other operating (gain) loss	(523)	(2,030)	(2,436)	(2,866)
Operating income (loss)	16,239	(1,440)	27,608	(36,667)
Interest expense	(1,856)	(2,024)	(3,573)	(4,704)
Interest income	83	539	223	1,162
Dividend income	2	-	4	24
Income (loss) before income taxes	14,468	(2,925)	24,262	(40,185)
Income tax benefit (expense)	(3,992)	5,263	(6,784)	6,931
Net income (loss)	10,476	2,338	17,478	(33,254)
Net (income) loss attributable to redeemable noncontrolling interest	(2,612)	-	(4,185)	-
Net income (loss) attributable to common stockholders	$7,864	$2,338	$13,293	$(33,254)
Basic and diluted earnings per share:
Net income (loss) per share attributable to common stockholders, basic	$0.09	$0.03	$0.16	$(0.39)
Net income (loss) per share attributable to common stockholders, diluted	$0.09	$0.03	$0.15	$(0.39)

Cash dividends declared per common share	$0.03	$0.03	$0.05	$0.08

Weighted average common shares outstanding, basic	85,188,182	84,123,530	85,115,310	84,220,649
Weighted average common shares outstanding, diluted	87,777,039	84,669,250	87,382,215	84,220,649

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$10,476	$2,338	$17,478	$(33,254)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(271)	467	136	301
Change in fair value of available for sale securities	(39)	534	(108)	311
Total other comprehensive income (loss)	(310)	1,001	28	612
Comprehensive income (loss)	10,166	3,339	17,506	(32,642)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(2,612)	-	(4,185)	-
Comprehensive income (loss) attributable to common stockholders	$7,554	$3,339	$13,321	$(32,642)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2020	60,759,405	14,927,613	9,352,729	-	$6	$2	$1	$828,813	$(551,786)	$(1,056)	$275,980
Issuance of common stock upon exercise of stock options or awards of restricted stock units	6,045	-	-	-	-	-	-	(9)	-	-	(9)
Stock-based compensation expense	-	-	-	-	-	-	-	1,071	-	-	1,071
Dividends paid	-	-	-	-	-	-	-	(2,126)	-	-	(2,126)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(69)	(69)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	407	407
Net income (loss) attributable to common stockholders for the three-month period-ended March 31, 2021	-	-	-	-	-	-	-	-	5,429	-	5,429
Balance, March 31, 2021	60,765,450	14,927,613	9,352,729	-	6	2	1	827,749	(546,357)	(718)	280,683
Issuance of common stock upon exercise of stock options or awards of restricted stock units	304,194	-	-	-	-	-	-	(277)	-	-	(277)
Stock-based compensation expense	-	-	-	-	-	-	-	1,135	-	-	1,135
Class B common stock exchanged for Class A common stock	120,000	(120,000)	-	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,133)	-	-	(2,133)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(39)	(39)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(271)	(271)
Net income (loss) attributable to common stockholders for the three-month period-ended June 30, 2020	-	-	-	-	-	-	-	-	7,864	-	7,864
Balance, June 30, 2021	61,189,644	14,807,613	9,352,729	-	$6	$2	$1	$826,474	$(538,493)	$(1,028)	$286,962

See Notes to Consolidated Financial Statements

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2019	60,074,698	14,927,613	9,352,729	-	$6	$2	$1	$836,170	$(547,876)	$(131)	$288,172
Stock-based compensation expense	-	-	-	-	-	-	-	789	-	-	789
Repurchase of Class A common stock	(259,500)	-	-	259,500	-	-	-	(525)	-	-	(525)
Retirement of treasury stock	-	-	-	(259,500)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,218)	-	-	(4,218)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(223)	(223)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(166)	(166)
Net income (loss) attributable to common stockholders for the three-month period-ended March 31, 2020	-	-	-	-	-	-	-	-	(35,592)	-	(35,592)
Balance, March 31, 2020	59,815,198	14,927,613	9,352,729	-	6	2	1	832,216	(583,468)	(520)	248,237
Issuance of common stock upon exercise of stock options or awards of restricted stock units	90,188	-	-	-	-	-	-	(15)	-	-	(15)
Stock-based compensation expense	-	-	-	-	-	-	-	803	-	-	803
Dividends paid	-	-	-	-	-	-	-	(2,104)	-	-	(2,104)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	534	534
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	467	467
Net income (loss) attributable to common stockholders for the three-month period-ended June 30, 2020	-	-	-	-	-	-	-	-	2,338	-	2,338
Balance, June 30, 2020	59,905,386	14,927,613	9,352,729	-	$6	$2	$1	$830,900	$(581,130)	$481	$250,260

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$17,478	$(33,254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,258	8,385
Impairment charge	1,438	39,835
Deferred income taxes	3,699	(7,398)
Non-cash interest	298	332
Amortization of syndication contracts	238	258
Payments on syndication contracts	(239)	(253)
Non-cash stock-based compensation	2,206	1,592
(Gain) loss on disposal of property and equipment	-	(627)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	467	19,513
(Increase) decrease in prepaid expenses and other assets	2,909	5,090
Increase (decrease) in accounts payable, accrued expenses and other liabilities	5,633	(14,010)
Net cash provided by operating activities	44,385	19,463
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	-	3,989
Purchases of property and equipment	(2,836)	(5,676)
Purchases of intangible assets	-	(158)
Proceeds from marketable securities	17,800	26,860
Net cash provided by (used in) investing activities	14,964	25,015
Cash flows from financing activities:
Proceeds from stock option exercises	172	-
Tax payments related to shares withheld for share-based compensation plans	(458)	(15)
Payments on long-term debt	(1,500)	(1,500)
Dividends paid	(4,259)	(6,322)
Repurchase of Class A common stock	-	(525)
Payments of capitalized debt costs	(604)	-
Net cash used in financing activities	(6,649)	(8,362)
Effect of exchange rates on cash, cash equivalents and restricted cash	-	32
Net increase (decrease) in cash, cash equivalents and restricted cash	52,700	36,148
Cash, cash equivalents and restricted cash:
Beginning	119,911	33,857
Ending	$172,611	$70,005
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$3,275	$4,372
Income taxes	$3,085	$467
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$956	$699

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a diversified global media, marketing and technology company serving clients in the United States and around the world. The Company’s digital segment, whose operations are located primarily in Latin America and Spain, provides innovative advertising solutions in high growth markets to advertisers and publishers, including some of the world's leading technology companies. Through its television and radio segments, the Company reaches and engages U.S. Hispanics across acculturation levels and media channels.

The Company’s management has determined that the Company operates in three reportable segments as of June 30, 2021, based upon the type of advertising medium, which segments are digital, television, and radio.

The Company provides a suite of digital advertising solutions that offer advertisers the opportunity to reach and engage with their target audiences by providing access to digital inventory at scale. These solutions include those offered by Cisneros Interactive in Latin America, which maintains sales partnerships with major global media platforms.

As of June 30, 2021, the Company owns and/or operates 54 primary television stations as of June 30, 2021, located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. The television segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets.

As of June 30, 2021, the Company's radio operations consist of 48 operational radio stations, 38 FM and 10 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Entravision also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicates radio programming to more than 100 markets across the United States.

The Impact of the COVID-19 Pandemic on the Company’s Business

The COVID-19 pandemic continued to have a lessened impact on the Company’s business during the quarter ended June 30, 2021, compared to previous quarters since the pandemic began in early 2020. Subject to the extent and duration of possible resurgences of the pandemic and the continuing economic crisis that has resulted from the pandemic, the Company anticipates that the pandemic will continue to have a diminishing effect on its business, from both an operational and financial perspective, in future periods.

During the quarter ended June 30, 2021, the Company did not experience material cancellations of advertising or a decrease in new advertising placements in its television and radio segments, reversing a trend the Company had begun to experience since the beginning of the pandemic in early 2020. At this time the Company does not know if certain behavioral changes by audiences in their television viewership and radio listening habits during the worst of the pandemic have changed permanently.  The Company has also continued to ease credit terms for certain of its advertising clients to help them manage their own cash flow and address other financial needs.

In order to preserve cash during this period, the Company instituted certain cost reduction measures that are still in effect. On March 26, 2020, the Company suspended repurchases under its share repurchase program.  Effective May 16, 2020, the Company suspended company matching of employee contributions to their 401(k) retirement plans. The Company also reduced its dividend by 50% beginning in the second quarter of 2020, and it may continue to do so in future periods. Other cost reduction measures that the Company instituted during 2020 were restored to original levels by the end of 2020. The Company will continue to monitor all of these actions closely in light of current and changing conditions and may institute such additional actions as the Company may believe are appropriate at a future date.

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

Restricted Cash

As of June 30, 2021 and December 31, 2020, the Company’s balance sheet includes $0.7 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

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

Under the network affiliation agreement, Univision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on its Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2021 and 2020, the amount the Company paid Univision in this capacity was $2.0 million and $1.4 million, respectively. During the six-month periods ended June 30, 2021 and 2020, the amount the Company paid Univision in this capacity was $3.9 million and $3.6 million, respectively

The Company also generates revenue under two marketing and sales agreements with Univision, which give it the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the Company’s current proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of June 30, 2021, the amount due to the Company from Univision was $6.3 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended June 30, 2021 and 2020, retransmission consent revenue accounted for approximately $9.3 million and $9.4 million, respectively, of which $6.5 million and $6.8 million, respectively, relate to the Univision proxy agreement. During each of the six-month periods ended June 30, 2021 and 2020, retransmission consent revenue accounted for approximately $18.9 million, of which $13.3 million and $13.8 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $1.1 million and $0.8 million for the three-month periods ended June 30, 2021 and 2020, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $2.2 million and $1.6 million for the six-month periods ended June 30, 2021 and 2020, respectively

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

For the three- and six-month periods ended June 30, 2021 and 2020, there was no stock-based compensation expense related to grants of stock options. All grants of stock options have been fully expensed.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Six-Month Period
	Ended June 30, 2021
	Number Granted	Weighted Average Fair Value
Restricted stock units	85	$4.69

As of June 30, 2021, there was approximately $4.0 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.4 years.

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

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Basic earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$7,864	$2,338	$13,293	$(33,254)

Denominator:
Weighted average common shares outstanding	85,188,182	84,123,530	85,115,310	84,220,649

Per share:
Net income (loss) per share attributable to common stockholders	$0.09	$0.03	$0.16	$(0.39)

Diluted earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$7,864	$2,338	$13,293	$(33,254)

Denominator:
Weighted average common shares outstanding	85,188,182	84,123,530	85,115,310	84,220,649
Dilutive securities:
Stock options and restricted stock units	2,588,857	545,720	2,266,905	-
Diluted shares outstanding	87,777,039	84,669,250	87,382,215	84,220,649

Per share:
Net income (loss) per share attributable to common stockholders	$0.09	$0.03	$0.15	$(0.39)

For the three- and six-month periods ended June 30, 2021, a total of 684 and 342 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. The annual testing date is October 1. As noted in the Company’s 2020 10-K, the Company recorded impairment charges of goodwill in its digital reporting unit totaling $0.8 million during the year ended December 31, 2020. In addition, the Company recorded impairment charges of FCC licenses in its television and radio reporting units in the amount of $23.5 million and $9.0 million, respectively, during the year ended December 31, 2020. In addition, the Company recorded impairment charges related to Intangibles subject to amortization of $5.3 million, and property and equipment of $1.5 million, respectively, during the year ended December 31, 2020. The Company determined there were no triggering events during the three and six-month periods ended June 30, 2021.

The carrying amount of intangible assets not subject to amortization for each of the Company’s operating segments for the three-month period ended June 30, 2021 is as follows (in thousands):

	December 31, 2020	Impairment	Transfer to Assets Held for Sale	June 30, 2021
Television	$130,274	$-	$-	$130,274
Radio	86,379	(1,326)	(3,574)	81,479
Digital	-	-	-	-
Consolidated	$216,653	$(1,326)	$(3,574)	$211,753

The Company recorded an impairment charge of $1.3 million related to indefinite lived intangible assets. See the further discussion under “Assets Held for Sale” below.

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

During the three- and six-month periods ended June 30, 2021, the Company did not repurchase any shares of Class A common stock. As of June 30, 2021, the Company has repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million, since inception of the share repurchase program. All such repurchased shares were retired as of June 30, 2021.

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

The Term Loan B Facility does not contain any financial covenants. In connection with the Company entering into the 2017 Credit Agreement, the Company and its restricted subsidiaries also entered into a Security Agreement, pursuant to which the Company and all of the companies existing in future wholly-owned domestic subsidiaries (the "Guarantors") each granted a first priority security interest in the collateral securing the 2017 Credit Facility for the benefit of the lenders under the 2017 Credit Facility.

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

On June 4, 2021, the Company entered into the Second Amendment (the "Amendment") to the 2017 Credit Agreement, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders”). The Amendment amends the 2017 Credit Agreement, primarily to permit additional investments in restricted subsidiaries that are not loan parties, and make certain changes to the definition of “Consolidated Net Income” for the purpose of calculating EBITDA as defined by the 2017 Credit Agreement. Pursuant to the Amendment, the Company agreed to pay to the Lenders consenting to the Amendment a fee equal to 0.375% of the aggregate principal amount of the outstanding loans held by such Lenders under the 2017 Credit Agreement as of June 4, 2021. This fee totaled approximately $0.6 million and will be amortized as interest expense over the remaining term of the Term Loan B.

The carrying amount of the Term Loan B Facility as of June 30, 2021 was $211.6 million, net of $2.1 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of June 30, 2021 was approximately $211.9 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Unaudited Consolidated Balance Sheets (in millions):

	June 30, 2021
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
(in millions)	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$78.2	$-	$78.2	$-
Corporate bonds	$10.0	$-	$10.0	$-

	December 31, 2020
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$59.9	$-	$59.9	$-
Certificates of deposit	$2.8	$-	$2.8	$-
Corporate bonds	$25.2	$-	$25.2	$-

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

As of June 30, 2021, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Corporate Bonds
	Amortized Cost	Unrealized gains (losses)
Due within a year	$9,911	$98

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), which the Company adopted on January 1, 2020. As of June 30, 2021, the Company determined that a credit loss allowance is not required.

Included in interest income for the three- and six-month periods ended June 30, 2021 was interest income related to the Company’s available for sale securities of $0.1 million and $0.2 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) for the three- and six-month periods ended June 30, 2021 (in millions):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2020	$(1.4)	$0.4	$(1.0)
Other comprehensive income (loss)	0.4	(0.1)	0.3
Income tax (expense) benefit	-	-	-
Other comprehensive income (loss), net of tax	0.4	(0.1)	0.3
Accumulated other comprehensive income (loss) as of March 31, 2021	(1.0)	0.3	(0.7)
Other comprehensive income (loss)	(0.3)	-	(0.3)
Income tax (expense) benefit	-	-	-
Other comprehensive income (loss), net of tax	(0.3)	-	(0.3)
Accumulated other comprehensive income (loss) as of June 30, 2021	(1.3)	0.3	(1.0)

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

On March 30, 2020, the Company entered into an agreement to sell a building and related improvements in the Houston, Texas area for approximately $5.4 million. The transaction met the criteria for classification as assets held for sale and the carrying value of $0.2 million is presented as Assets Held for Sale in the consolidated balance sheet as of June 30, 2021. Due to certain government approval delays resulting from the COVID-19 pandemic, the Company anticipates that the transaction will close in the second half of 2021.

During the first quarter of 2020, the Company listed for sale a building and related improvements in the Laredo, Texas area for approximately $2.9 million. The transaction met the criteria for classification as assets held for sale and the carrying value of $2.0 million is presented as Assets Held for Sale in the consolidated balance sheet as of June 30, 2021.

During the first quarter of 2021, the Company entered into negotiations to sell the assets of radio station WNUE-FM in Orlando, Florida, for $4.0 million. On April 12, 2021, the Company entered into an asset purchase agreement for these assets. As of June 30, 2021, the carrying value of the assets was $4.0 million, reflecting an impairment charge of $1.3 million that was recorded in the first quarter of 2021. The transaction met the criteria for classification as assets held for sale and the adjusted carrying value of $4.0 million is presented as Assets Held for Sale in the consolidated balance sheet as of June 30, 2021. The transaction closed on July 13, 2021.

During the first quarter of 2021, the Company entered into negotiations to sell a building and related improvements in the Tampa, Florida area, for $1.1 million. As of June 30, 2021, the carrying value of the assets was $1.2 million, which resulted in an impairment charge of $0.1 for the three-month period ended June 30, 2021. The transaction met the criteria for classification as assets held for sale and the adjusted carrying value of $1.1 million is presented as Assets Held for Sale in the consolidated balance sheet as of June 30, 2021.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.

There were no other new accounting pronouncements that were issued or became effective since the issuance of the 2020 10-K that had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

Digital and broadcast advertising revenue is recognized over time in a series as a single performance obligation as the advertisement, impression or performance advertising is delivered per the insertion order. The Company applies the practical expedient to recognize revenue for each distinct advertising service delivered at the amount the Company has the right to invoice, which corresponds directly to the value a customer has received relative to the Company’s performance. Contracts with customers are short-term in nature and billing occurs on a monthly basis with payment due in 30 days. Value added taxes collected concurrently with advertising revenue producing activities are excluded from revenue. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Digital advertising	$130,223	$11,373	$231,705	$24,704
Broadcast advertising	36,438	22,589	70,113	61,317
Spectrum usage rights	1,109	1,356	3,953	2,712
Retransmission consent	9,286	9,362	18,933	18,942
Other	1,354	436	2,586	1,690
Total revenue	$178,410	$45,116	$327,290	$109,365

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

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Local direct	$5,729	$4,093	$10,969	$9,936
Local agency	15,219	7,873	28,407	21,439
National agency	15,490	10,623	30,737	29,942
Total revenue	$36,438	$22,589	$70,113	$61,317

The following table further disaggregates the Company’s revenue by geographical region (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
U.S.	$54,132	$37,143	$106,605	$92,557
Latin America	118,346	2,188	209,114	5,081
Rest of the World	5,932	5,785	11,571	11,727
Total revenue	$178,410	$45,116	$327,290	$109,365

Deferred Revenue

The Company records deferred revenue, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The change in the deferred revenue balance for the three-month period ended June 30, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2020.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2020	Increase	Decrease *	June 30, 2021
Deferred revenue	$3,127	2,328	(3,127)	$2,328

* The amount reflects revenue that has been recorded in the six-month period ended June 30, 2021.

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

The following table summarizes the expected future payments related to lease liabilities as of June 30, 2021:

(in thousands)
Remainder of 2021	$5,014
2022	9,070
2023	7,455
2024	6,407
2025	6,096
2026 and thereafter	15,778
Total minimum payments	$49,820
Less amounts representing interest	(10,849)
Present value of minimum lease payments	38,971
Less current operating lease liabilities	(7,524)
Long-term operating lease liabilities	$31,447

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of June 30, 2021 were 9.6 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of June 30, 2020 were 10.4 years and 6.2%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Six-Month Period Ended June 30,
(in thousands)	2021	2020

Operating cash flows from operating leases	$5,329	$6,371
Non-cash additions to operating lease assets	$4,352	$25

The following table summarizes the components of lease expense:

	Three-Month Period	Three-Month Period	Six-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$2,051	$2,369	$4,204	$5,042
Variable lease cost	438	35	566	332
Short-term lease cost	330	216	769	434
Total lease cost	$2,819	$2,620	$5,539	$5,808

For the three-month period ended June 30, 2021, lease cost of $1.4 million, $1.2 million and $0.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the six--month period ended June 30, 2021, lease cost of $2.8 million, $2.4 million and $0.3 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

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

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of June 30, 2021, based upon the type of advertising medium, which segments are digital, television and radio. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

Digital

The Company provides a suite of digital advertising solutions that offer advertisers the opportunity to reach and engage with their target audiences by providing access to digital inventory at scale. These solutions include those offered by Cisneros Interactive in Latin America, which maintains sales partnerships with major global media platforms.

Television

As of June 30, 2021, the Company owns and/or operates 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision and Univision’s UniMás network. The television segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets.

Radio

As of June 30, 2021, the Company owns and operates 48 radio stations (38 FM and 10 AM) located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. The Company also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicates radio programming to more than 100 markets across the United States.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value contingent consideration, impairment charge, foreign currency (gain) loss and other operating (gain) loss. The Company generated 70% and 18% of its revenue outside the United States during the three-month periods ended June 30, 2021 and 2020, respectively. The Company generated 67% and 15% of its revenue outside the United States during the six-month periods ended June 30, 2021 and 2020, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2021	2020	Change	2021	2020	Change
Net revenue
Digital	$130,223	$11,373	1,045%	$231,705	$24,704	838%
Television	34,057	26,955	26%	70,148	66,154	6%
Radio	14,130	6,788	108%	25,437	18,507	37%
Consolidated	178,410	45,116	295%	327,290	109,365	199%

Cost of revenue - digital	109,030	6,447	*	193,786	13,794	*

Direct operating expenses
Digital	6,238	2,943	112%	11,139	6,136	82%
Television	15,203	13,058	16%	30,172	28,883	4%
Radio	6,895	6,139	12%	13,586	13,800	(2)%
Consolidated	28,336	22,140	28%	54,897	48,819	12%

Selling, general and administrative expenses
Digital	5,789	3,213	80%	11,738	6,884	71%
Television	4,313	4,678	(8)%	9,228	10,610	(13)%
Radio	3,004	3,006	(0)%	5,993	6,994	(14)%
Consolidated	13,106	10,897	20%	26,959	24,488	10%

Depreciation and amortization
Digital	1,613	-	*	3,194	1,150	178%
Television	3,107	3,411	(9)%	6,323	6,286	1%
Radio	354	462	(23)%	741	949	(22)%
Consolidated	5,074	3,873	31%	10,258	8,385	22%

Segment operating profit (loss)
Digital	7,553	(1,230)	*	11,848	(3,260)	*
Television	11,434	5,808	97%	24,425	20,375	20%
Radio	3,877	(2,819)	*	5,117	(3,236)	*
Consolidated	22,864	1,759	1,200%	41,390	13,879	198%

Corporate expenses	7,345	5,384	36%	14,503	12,224	19%
Impairment charge	112	-	*	1,438	39,835	(96)%
Foreign currency (gain) loss	(309)	(155)	99%	277	1,353	(80)%
Other operating (gain) loss	(523)	(2,030)	(74)%	(2,436)	(2,866)	(15)%
Operating income (loss)	16,239	(1,440)	*	27,608	(36,667)	*

Interest expense	$(1,856)	$(2,024)	(8)%	$(3,573)	$(4,704)	(24)%
Interest income	83	539	(85)%	223	1,162	(81)%
Dividend income	2	-	*	4	24	(83)%
Income (loss) before income taxes	14,468	(2,925)	*	24,262	(40,185)	*

Capital expenditures
Digital	$538	$473		$874	$771
Television	430	1,325		1,461	4,507
Radio	147	135		293	331
Consolidated	$1,115	$1,933		$2,628	$5,609

	June 30,	December 31,
Total assets	2021	2020
Digital	218,803	196,020
Television	436,149	425,899
Radio	123,066	125,426
Consolidated	$778,018	$747,345

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

	Six-Month Period Ended June 30,
	2021	2020
Beginning balance	$33,285	$-
Net income (loss) attributable to redeemable noncontrolling interest	4,185	-
Ending balance	$37,470	$-

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

During the three-month period ended June 30, 2021, Cisneros Interactive generated net revenue and net income of $114.9 million and $5.3 million, respectively. During the six-month period ended June 30, 2021, Cisneros Interactive generated net revenue and net income of $203.4 million and $8.5 million, respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to Cisneros Interactive’s workforce and expected synergies from combining Cisneros Interactive’s operations with those of the Company.

The following unaudited pro forma information has been prepared to give effect to the Company’s acquisition of a majority interest in Cisneros Interactive as if the acquisition had occurred on January 1, 2020. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
	2020	2020
Pro Forma:
Total revenue	$87,152	$191,620
Net income (loss)	3,848	(30,500)
Net (income) loss attributable to redeemable noncontrolling interest	(723)	(1,333)
Net income (loss) attributable to common stockholders	$3,125	$(31,833)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$0.04	$(0.38)

Weighted average common shares outstanding, basic	84,123,530	84,220,649
Weighted average common shares outstanding, diluted	84,669,250	84,220,649

8. SUBSEQUENT EVENT

Acquisition of MediaDonuts

On July 1, 2021, a wholly-owned subsidiary of the Company completed its acquisition of 100% of the issued and outstanding shares of stock of MediaDonuts Pte. Ltd., a company engaged in the sale and marketing of digital advertising in Southeast Asia. The transaction, funded from the Company’s cash on hand, includes a purchase price of approximately $15.1 million in cash, which amount was adjusted at closing to approximately $17.1 million due to customary purchase price adjustments for cash, indebtedness and working capital. Additionally, the transaction includes up to $7.4 million in contingent earn-out payments based upon the achievement of certain EBITDA targets in calendar years 2021 and 2022, and an additional earn-out based upon the achievement of certain year-over-year EBITDA growth targets in calendar years 2023 and 2024, calculated as a pre-determined multiple of EBITDA for each of those years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified global media, marketing and technology company serving clients in the United States and around the world. Our digital segment, whose operations are located primarily in Latin America, Spain and Southeast Asia, provides innovative advertising solutions in high growth markets to advertisers and publishers, including some of the world's leading technology companies. Through our television and radio segments, we reach and engage U.S. Hispanics across acculturation levels and media channels. For financial reporting purposes, we report in three segments based upon the type of advertising medium: digital, television and radio. Our net revenue for the three-month period ended June 30, 2021 was $178.4 million. Of that amount, revenue attributed to our digital segment accounted for approximately 73%, revenue attributed to our television segment accounted for approximately 19% and revenue attributed to our radio segment accounted for approximately 8%. Our digital segment now accounts for the majority of our revenues and we expect this to continue in future periods.

We provide digital advertising solutions that allow advertisers to reach primarily Hispanic online audiences worldwide. We operate proprietary technology and data platforms that deliver digital advertising in various advertising formats and allow advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites, the digital media sites of our publisher partners, and on other digital media sites we access through third-party platforms and exchanges. On July 1, 2021, our wholly-owned subsidiary acquired 100% of the issued and outstanding shares of stock of MediaDonuts Pte. Ltd., or MediaDonuts, a company engaged in the sale and marketing of digital advertising. This acquisition expands our digital offerings to markets primarily in Southeast Asia, and we expect MediaDonuts to contribute significantly to our revenue in future periods.

As of June 30, 2021, we own and/or operate 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. As of the same date, we own and operate 48 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 10 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also sell advertisements and syndicate radio programming to more than 100 markets across the United States.

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

Highlights

During the second quarter of 2021, our consolidated revenue increased to $178.4 million from $45.1 million in the prior year period, primarily due to an increase in advertising revenue attributed to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to net revenue in prior periods. Additionally, the increase in revenue was attributed to increases in local and national advertising revenue, partially offset by a decrease in political advertising revenue. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our digital segment increased to $130.2 million for the three-month period ended June 30, 2021 from $11.4 million for the three-month period ended June 30, 2020. This increase of approximately $118.8 million in net revenue was primarily due to advertising revenue attributed to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to net revenue in prior periods.

Net revenue in our television segment increased to $34.1 million for the three-month period ended June 30, 2021 from $27.0 million for the three-month period ended June 30, 2020. This increase of approximately $7.1 million, or 26%, in net revenue was primarily due to increases in local and national advertising revenue, partially offset by decreases in political revenue and revenue from spectrum usage rights.

Net revenue in our radio segment increased to $14.1 million for the three-month period ended June 30, 2021 from $6.8 million for the three-month period ended June 30, 2020. This increase of approximately $7.3 million, or 108%, in net revenue was primarily due to increases in local and national advertising revenue, partially offset by a decrease in political revenue.

On July 1, 2021, we completed the acquisition of 100% of the issued and outstanding shares of stock of MediaDonuts Pte. Ltd., a company engaged in the sale and marketing of digital advertising in Southeast Asia.

The Impact of the COVID-19 Pandemic on our Business

This section of this report should be read in conjunction with the rest of this item, “Forward-Looking Statements” and Notes to Consolidated Financial Statements appearing herein, for a more complete understanding of the impact of the COVID-19 pandemic on our business.

The COVID-19 pandemic continued to have a lessened impact on our business during the quarter ended June 30, 2021, compared to previous quarters since the pandemic began in early 2020. Subject to the extent and duration of possible resurgences of the pandemic and the continuing economic crisis that has resulted from the pandemic, we anticipate that the pandemic will continue to have diminishing effects on our business, from both an operational and financial perspective, in future periods.

Operational Impact

Most of our employees in our digital segment work remotely and we have not seen a significant interruption in our digital business to date. We cannot give assurance at this time whether a resurgence or more prolonged impact of the pandemic in Spain, Latin America, Southeast Asia or any other location where our digital segment has employees or operates would not adversely affect our digital business.

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

Financial Impact

Despite the general sense that the worst of the pandemic may have passed in the United States and certain other parts of the world, and that the economy is recovering, such improvement is uneven geographically and by industry, and may be adversely impacted by any resurgence of the pandemic, the rate of vaccinations of the population and other factors beyond our control. Accordingly, the effect of the economic crisis that has resulted from the pandemic continues to be felt by us and may continue to be felt by us in future periods, particularly as our international operations expand to include parts of the world where vaccination rates are lower and infection rates are higher.

During the quarter ended June 30, 2021, we did not experience material cancellations of advertising or a decrease in new advertising placements in our television and radio segments, reversing a trend we had begun to experience since the beginning of the pandemic in early 2020. At this time we do not know if certain behavioral changes by audiences in their television viewership and radio listening habits during the worst of the pandemic have changed permanently.  We have also continued to ease credit terms for certain of its advertising clients to help them manage their own cash flow and address other financial needs.

In order to preserve cash during this period, we have instituted certain cost reduction measures that are still in effect. On March 26, 2020, we suspended repurchases under our share repurchase program. Effective May 16, 2020, we suspended company matching of employee contributions to their 401(k) retirement plans. We also reduced our dividend by 50% beginning in the second quarter of 2020, and we may continue to do so in future periods. Other cost reduction measures that we instituted during 202 were restored to original levels by the end of 2020. We will continue to monitor all of these actions closely in light of current and changing conditions and may institute such additional actions as we may believe are appropriate at a future date.

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

Because of unprecedented uncertainties regarding the extent and duration of the pandemic and the continuing economic crisis that has resulted from the pandemic, our results of operations for the quarter ended June 30, 2021 may not be indicative of our results of operations for any future period. We do not know how soon the global, U.S. and local economies will fully recover to pre-pandemic levels. Therefore, while we hope for a different outcome, we anticipate that we may continue to experience an adverse financial impact on our business and results of operations, albeit at a potentially slower rate, and possibly our financial condition, for an unknown period of time.

Additionally, any resurgence of the pandemic; reimposition of lockdown, shelter-in-place, stay-at-home and similar orders; and prolongation of the continuing economic crisis that has resulted from the pandemic, could intensify this adverse impact and adversely affect our business, results of operations and financial condition in future periods during the course of the pandemic, or beyond. We are closely monitoring the situation across all fronts and will need to continue to remain flexible to respond to developments as they occur. However, we cannot give any assurance if, or the extent to which, we will be successful in any such efforts.

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

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2021 and 2020, the amount we paid Univision in this capacity was $2.0 million and $1.4 million, respectively. During the six-month periods ended June 30, 2021 and 2020, the amount we paid Univision in this capacity was $3.9 million and $3.6 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the three-month periods ended June 30, 2021 and 2020, retransmission consent revenue accounted for approximately $9.3 million and 9.4 million, respectively, of which $6.5 million and $6.8 million, respectively, relate to the Univision proxy agreement. During each of the six-month periods ended June 30, 2021 and 2020, retransmission consent revenue accounted for approximately $18.9 million , of which $13.3 million and $13.8 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Three- and Six-Month Periods Ended June 30, 2021 and 2020

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2021 and 2020 (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2021	2020	Change	2021	2020	Change
Statements of Operations Data:
Net Revenue	$178,410	$45,116	295%	$327,290	$109,365	199%

Cost of revenue - digital	109,030	6,447	*	193,786	13,794	*
Direct operating expenses	28,336	22,140	28%	54,897	48,819	12%
Selling, general and administrative expenses	13,106	10,897	20%	26,959	24,488	10%
Corporate expenses	7,345	5,384	36%	14,503	12,224	19%
Depreciation and amortization	5,074	3,873	31%	10,258	8,385	22%
Impairment charge	112	-	*	1,438	39,835	(96)%
Foreign currency (gain) loss	(309)	(155)	99%	277	1,353	(80)%
Other operating (gain) loss	(523)	(2,030)	(74)%	(2,436)	(2,866)	(15)%
	162,171	46,556	248%	299,682	146,032	105%
Operating income (loss)	16,239	(1,440)	*	27,608	(36,667)	*
Interest expense	(1,856)	(2,024)	(8)%	(3,573)	(4,704)	(24)%
Interest income	83	539	(85)%	223	1,162	(81)%
Dividend income	2	-	*	4	24	(83)%
Income before income (loss) taxes	14,468	(2,925)	*	24,262	(40,185)	*
Income tax benefit (expense)	(3,992)	5,263	*	(6,784)	6,931	*
Net income (loss)	10,476	2,338	348%	17,478	(33,254)	*
Net (income) loss attributable to redeemable noncontrolling interest	(2,612)	-	*	(4,185)	-	*
Net income (loss) attributable to common stockholders	$7,864	$2,338	236%	$13,293	$(33,254)	*

Other Data:
Capital expenditures	1,115	1,933		2,628	5,609
Consolidated adjusted EBITDA (1)				31,982	11,402
Net cash provided by operating activities				44,385	19,463
Net cash provided by (used in) investing activities				14,964	25,015
Net cash used in financing activities				(6,649)	(8,362)

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

Because consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of June 30): 2021, 1.7 to 1; 2020, 4.4 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Six-Month Period
	Ended June 30,
	2021	2020
Consolidated adjusted EBITDA	$31,982	$11,402
EBITDA attributable to redeemable noncontrolling interest	7,091	-
Interest expense	(3,573)	(4,704)
Interest income	223	1,162
Dividend income	4	24
Income tax expense	(6,784)	6,931
Amortization of syndication contracts	(238)	(258)
Payments on syndication contracts	239	253
Non-cash stock-based compensation included in direct operating expenses	(650)	(235)
Non-cash stock-based compensation included in corporate expenses	(1,556)	(1,357)
Depreciation and amortization	(10,258)	(8,385)
Impairment charge	(1,438)	(39,835)
Non-recurring cash severance charge	-	(1,118)
Other operating gain (loss)	2,436	2,866
Net (income) loss attributable to redeemable noncontrolling interest	(4,185)	-
Net income (loss) attributable to common stockholders	13,293	(33,254)

Depreciation and amortization	10,258	8,385
Impairment charge	1,438	39,835
Deferred income taxes	3,699	(7,398)
Non-cash interest	298	332
Amortization of syndication contracts	238	258
Payments on syndication contracts	(239)	(253)
Non-cash stock-based compensation	2,206	1,592
(Gain) loss on disposal of property and equipment	-	(627)
Net income (loss) attributable to redeemable noncontrolling interest	4,185	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	467	19,513
(Increase) decrease in prepaid expenses and other assets	2,909	5,090
Increase (decrease) in accounts payable, accrued expenses and other liabilities	5,633	(14,010)
Cash flows from operating activities	$44,385	$19,463

Consolidated Operations

Net Revenue. Net revenue increased to $178.4 million for the three-month period ended June 30, 2021 from $45.1 million for the three-month period ended June 30, 2020, an increase of approximately $133.3 million. Of the overall increase, approximately $118.8 million was attributable to our digital segment and was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to net revenue in prior periods. In addition, of the overall increase, approximately $7.1 million was attributable to our television segment, primarily due to increases in local and national advertising revenue, partially offset by decreases in political revenue and revenue from spectrum usage rights. Additionally, of the overall increase, approximately $7.3 million was attributable to our radio segment primarily due to increases in local and national advertising revenue, partially offset by a decrease in political revenue.

Net revenue increased to $327.3 million for the six-month period ended June 30, 2021 from $109.4 million for the six-month period ended June 30, 2020, an increase of approximately $217.9 million. Of the overall increase, approximately $207.0 million was attributable to our digital segment and was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to net revenue in prior periods. In addition, of the overall increase, approximately $3.9 million was attributable to our television segment, primarily due to increases in local and national advertising revenue, and revenue from spectrum usage rights, partially offset by a decrease in political revenue. Additionally, of the overall increase, approximately $6.9 million was attributable to our radio segment primarily due to increases in local and national advertising revenue, partially offset by a decrease in political revenue.

We believe that for the full year 2021, net revenue will increase primarily as a result of operating Cisneros Interactive for a full year in 2021 compared to less than three months in 2020, partially offset by a decrease in political advertising revenue compared to 2020.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $109.0 million for the three-month period ended June 30, 2021 from $6.4 million for the three-month period ended June 30, 2020, an increase of $102.6 million, primarily due to increased costs of revenue following our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur cost of revenue for us in the comparable period ended June 30, 2020. As a percentage of digital net revenue, cost of revenue increased to 84% for the three-month period ended June 30, 2021 from 57% for the three-month period ended June 30, 2020, primarily due to our acquisition of a majority interest in Cisneros Interactive, which operates with lower margins compared to our other digital operations, and which we anticipate will continue in future periods.

Cost of revenue in our digital segment increased to $193.8 million for the six-month period ended June 30, 2021 from $13.8 million for the six-month period ended June 30, 2020, an increase of $180.0 million, primarily due to increased costs of revenue following our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur cost of revenue for us in the comparable period ended June 30, 2020. As a percentage of digital net revenue, cost of revenue increased to 84% for the six-month period ended June 30, 2021 from 56% for the six-month period ended June 30, 2020, primarily due to our acquisition of a majority interest in Cisneros Interactive, which operates with lower margins compared to our other digital operations, and which we anticipate will continue in future periods.

Direct Operating Expenses. Direct operating expenses increased to $28.3 million for the three-month period ended June 30, 2021 from $22.1 million for the three-month period ended June 30, 2020, an increase of $6.2 million. Of the overall increase, approximately $3.3 million that was attributable to our digital segment primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur direct operating expenses for us in the comparable period ended June 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020. In addition, of the overall increase, approximately $2.1 million was attributable to our television segment and was primarily due to an increase in expenses associated with the increase in advertising revenue, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020. Additionally, of the overall increase, approximately $0.8 million was attributable to our radio segment and was primarily due to an increase in expenses associated with the increase in advertising revenue, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020. As a percentage of net revenue, direct operating expenses decreased to 16% for the three-month period ended June 30, 2021 from 49% for the three-month period ended June 30, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

Direct operating expenses increased to $54.9 million for the six-month period ended June 30, 2021 from $48.8 million for the six-month period ended June 30, 2020, an increase of $6.1 million. Of the overall increase, approximately $5.0 million that was attributable to our digital segment primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur direct operating expenses for us in the comparable period ended June 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020. In addition, of the overall increase, approximately $1.3 million was attributable to our television segment and was primarily due to an increase in expenses associated with the increase in advertising revenue, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020. The overall increase was partially offset by a decrease of approximately $0.2 million attributable to our radio segment. As a percentage of net revenue, direct operating expenses decreased to 17% for the three-month period ended June 30, 2021 from 45% for the three-month period ended June 30, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that direct operating expenses will increase during 2021, primarily as a result of operating Cisneros Interactive for a full year in 2021 compared to less than three months in 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13.1 million for the three-month period ended June 30, 2021 from $10.9 million for the three-month period ended June 30, 2020, an increase of $2.2 million. Of the overall increase, approximately $2.6 million was attributable to our digital segment and was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur direct operating expenses for us in the comparable period ended June 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020. The overall increase was partially offset by a decrease of approximately $0.4 million attributable to our television segment and was primarily due to decreases in bad debt and salary expense associated with furloughs and layoffs that occurred in 2020. As a percentage of net revenue, selling, general and administrative expenses decreased to 7% for the three-month period ended June 30, 2021 from 24% for the three-month period ended June 30, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

Selling, general and administrative expenses increased to $27.0 million for the six-month period ended June 30, 2021 from $24.5 million for the six-month period ended June 30, 2020, an increase of $2.5 million. Of the overall increase, approximately $4.8 million was attributable to our digital segment and was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur direct operating expenses for us in the comparable period ended June 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020. The overall increase was partially offset by a decrease of approximately $1.4 million attributable to our television segment and was primarily due to decreases in bad debt and salary expense associated with furloughs and layoffs that occurred in 2020. Additionally, The overall increase was partially offset by a decrease of approximately $1.0 million attributable to our radio segment and was primarily due to decreases in salary expense associated with furloughs and layoffs that occurred in 2020. As a percentage of net revenue, selling, general and administrative expenses decreased to 8% for the six-month period ended June 30, 2021 from 22% for the six-month period ended June 30, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that selling, general and administrative expenses will increase during 2021, primarily as a result of operating Cisneros Interactive for a full year in 2021 compared to less than three months in 2020.

Corporate Expenses. Corporate expenses increased to $7.3 million for the three-month period ended June 30, 2021 from $5.4 million for the three-month period ended June 30, 2020, an increase of $1.9 million. The increase was primarily due to an increase in salaries, audit fees, and financial due diligence fees related to the acquisition of MediaDonuts Pte. Ltd. As a percentage of net revenue, corporate expenses decreased to 4% for the three-month period ended June 30, 2021 from 12% for the three-month period ended June 30, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

Corporate expenses increased to $14.5 million for the six-month period ended June 30, 2021 from $12.2 million for the six-month period ended June 30, 2020, an increase of $2.3 million. The increase was primarily due to an increase in salaries, audit fees, and financial due diligence fees related to the acquisition of MediaDonuts Pte. Ltd. As a percentage of net revenue, corporate expenses decreased to 4% for the six-month period ended June 30, 2021 from 11% for the six-month period ended June 30, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that corporate expenses will not change significantly during 2021 compared to 2020.

Depreciation and Amortization. Depreciation and amortization increased to $5.1 million for the three-month period ended June 30, 2021 compared to $3.9 million for the three-month period ended June 30, 2020, an increase of $1.2 million. The increase was primarily attributable to amortization of the intangible assets from our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020.

Depreciation and amortization increased to $10.3 million for the six-month period ended June 30, 2021 compared to $8.4 million for the six-month period ended June 30, 2020, an increase of $1.9 million. The increase was primarily attributable to amortization of the intangible assets from our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, partially offset by a decrease due to long-lived assets in our digital segment that were impaired in the first quarter of 2020.

Foreign currency (gain) loss. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, our operating expenses are generally denominated in the currencies of the countries in which our operations are located, and we have operations in countries other than the United States, primarily those operations related to our digital business. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our digital business. We had a foreign currency gain of $0.3 million for the three-month period ended June 30, 2021 compared to a foreign currency gain of $0.2 million for the three-month period ended June 30, 2020. Foreign currency gains and losses are primarily due to currency fluctuations that affected our digital segment operations located outside the United States.

We had a foreign currency loss of $0.3 million for the six-month period ended June 30, 2021 compared to a foreign currency loss of $1.4 million for the six-month period ended June 30, 2020. Foreign currency gains and losses are primarily due to currency fluctuations that affected our digital segment operations located outside the United States.

Other operating gain. Other operating gain decreased to $0.5 million for the three-month period ended June 30, 2021 from $2.0 million for the three-month period ended June 30, 2020, primarily due to a decrease in gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017.

Other operating gain decreased to $2.4 million for the six-month period ended June 30, 2021 from $2.9 million for the six-month period ended June 30, 2020, primarily due to a decrease in gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017.

Impairment. During the three-month period ended June 30, 2021 we recorded an impairment charge of $0.1 million related to assets held for sale. We did not recognize an impairment charge in the three-month period ended June 30, 2020.

During the six-month period ended June 30, 2021 we recorded an impairment charge of $1.4 million related to assets held for sale. During the six-month period ended June 30, 2020 we recognized impairment charges totaling $39.8 million as a result of interim impairment assessments related to goodwill, indefinite lived intangible assets and long-lived assets.

Operating Income (Loss). As a result of the above factors, operating income was $16.2 million for the three-month period ended June 30, 2021, compared to operating loss of $1.4 million for the three-month period ended June 30, 2020.

As a result of the above factors, operating income was $27.6 million for the six-month period ended June 30, 2021, compared to operating loss of $36.7 million for the six-month period ended June 30, 2020.

Interest Expense, net. Interest expense, net increased to $1.8 million for the three-month period ended June 30, 2021 from $1.5 million for the three-month period ended June 30, 2020, an increase decrease of $0.3 million, primarily due to a decrease in interest income, partially offset by a decrease in interest expense due to lower principal balance and a lower interest rate on our debt.

Interest expense, net decreased to $3.4 million for the six-month period ended June 30, 2021 from $3.5 million for the six-month period ended June 30, 2020, a decrease of $0.1 million. This decrease was primarily due to a decrease in interest expense due to lower principal balance and a lower interest rate on our debt, partially offset by a decrease in interest income.

Income Tax Benefit (Expense). Income tax expense for the six-month period ended June 30, 2021 was $6.8 million, or 28% of our pre-tax income. Income tax benefit for the six-month period ended June 30, 2020 was $6.9 million, or 17% of our pre-tax loss.  The effective tax rate for the six-month period ended June 30, 2021 was different from our statutory rate due to foreign and state taxes, a valuation allowance on deferred tax assets in the Spanish entity of our legacy digital business, and nondeductible expenses. We compute our interim tax expense by projecting our effective tax rate for the year and applying the projected annual effective tax rate to the year to date pre-tax income from continuing operations for the reporting quarter. Additional “discrete" items (such as excess tax benefits from share based compensation) may adjust the year-to-date tax expense in the quarter in which such items occur.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of our digital operations located in Spain. As a result of recurring losses from our digital operations in Spain, management has determined that it is more likely than not that deferred tax assets of approximately $1.8 million at June 30, 2021 will not be realized and therefore we have established a valuation allowance on those assets.

We intend to reinvest permanently our unremitted earnings in our foreign subsidiaries, and accordingly have not provided deferred tax liabilities on those earnings. We have not yet determined an estimate of the total amount of unremitted earnings.

Segment Operations

Digital

Net Revenue.  Net revenue in our digital segment increased to $130.2 million for the three-month period ended June 30, 2021 from $11.4 million for the three-month period ended June 30, 2020. This increase of approximately $118.8 million in net revenue was a result of advertising revenue attributed to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to net revenue in prior periods.

Net revenue in our digital segment increased to $231.7 million for the six-month period ended June 30, 2021 from $24.7 million for the six-month period ended June 30, 2020. This increase of approximately $207.0 million in net revenue was a result of advertising revenue attributed to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not contribute to net revenue in prior periods.

Cost of revenue.  Cost of revenue in our digital segment increased to $109.0 million for the three-month period ended June 30, 2021 from $6.4 million for the three-month period ended June 30, 2020, an increase of $102.6 million, primarily due to increased costs of revenue following our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur cost of revenue for us in the comparable period ended June 30, 2020. As a percentage of digital net revenue, cost of revenue increased to 84% for the three-month period ended June 30, 2021 from 57% for the three-month period ended June 30, 2020, primarily due to our acquisition of a majority interest in Cisneros Interactive, which operates with lower margins compared to our other digital operations, and which we anticipate will continue in future periods.

Cost of revenue in our digital segment increased to $193.8 million for the six-month period ended June 30, 2021 from $13.8 million for the six-month period ended June 30, 2020, an increase of $180.0 million, primarily due to increased costs of revenue following our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur cost of revenue for us in the comparable period ended June 30, 2020. As a percentage of digital net revenue, cost of revenue increased to 84% for the six-month period ended June 30, 2021 from 56% for the six-month period ended June 30, 2020, primarily due to our acquisition of a majority interest in Cisneros Interactive, which operates with lower margins compared to our other digital operations, and which we anticipate will continue in future periods.

Direct operating expenses. Direct operating expenses in our digital segment increased to $6.2 million for the three-month period ended June 30, 2021 from $2.9 million for the three-month period ended June 30, 2020, an increase of $3.3 million. The increase was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur direct operating expenses for us in the comparable period ended June 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020.

Direct operating expenses in our digital segment increased to $11.1 million for the six-month period ended June 30, 2021 from $6.1 million for the six-month period ended June 30, 2020, an increase of $5.0 million. The increase was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur direct operating expenses for us in the comparable period ended June 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $5.8 million for the three-month period ended June 30, 2021 from $3.2 million for the three-month period ended June 30, 2020, an increase of $2.6 million. The increase was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur selling, general and administrative expenses for us in the comparable period ended June 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020.

Selling, general and administrative expenses in our digital segment increased to $11.7 million for the six-month period ended June 30, 2021 from $6.9 million for the six-month period ended June 30, 2020, an increase of $4.8 million. The increase was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which did not incur selling, general and administrative expenses for us in the comparable period ended June 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020.

Television

Net Revenue. Net revenue in our television segment increased to $34.1 million for the three-month period ended June 30, 2021 from $27.0 million for the three-month period ended June 30, 2020. This increase of approximately $7.1 million, or 26%, in net revenue was primarily due to increases in local and national advertising revenue, partially offset by decreases in political revenue and revenue from spectrum usage rights. We generated a total of $9.3 million and $9.4 million in retransmission consent revenue for the three-month periods ended June 30, 2021 and 2020, respectively.

Net revenue in our television segment increased to $70.1 million for the six-month period ended June 30, 2021 from $66.2 million for the six-month period ended June 30, 2020. This increase of approximately $3.9 million, or 6%, in net revenue was primarily due to increases in local and national advertising revenue, and revenue from spectrum usage rights, partially offset by a decrease in political revenue. We generated a total of $18.9 million in retransmission consent revenue for each of the six-month periods ended June 30, 2021 and 2020.

In general, we face ratings declines, competitive factors with another Spanish-language broadcaster, and changing demographics and preferences of audiences. Additionally, notwithstanding the increases in local and national advertising revenue, we have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.2 million for the three-month period ended June 30, 2021 from $13.1 million for the three-month period ended June 30, 2020, an increase of approximately $2.1 million. The increase was primarily due to an increase in expenses associated with the increase in advertising revenue, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020.

Direct operating expenses in our television segment increased to $30.2 million for the six-month period ended June 30, 2021 from $28.9 million for the six-month period ended June 30, 2020, an increase of approximately $1.3 million. The increase was primarily due to an increase in expenses associated with the increase in advertising revenue, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $4.3 million for the three-month period ended June 30, 2021 from $4.7 million for the three-month period ended June 30, 2020, a decrease of approximately $0.4 million. The decrease was primarily due to decreases in bad debt and salary expense associated with furloughs and layoffs that occurred in 2020.

Selling, general and administrative expenses in our television segment decreased to $9.2 million for the six-month period ended June 30, 2021 from $10.6 million for the six-month period ended June 30, 2020, a decrease of approximately $1.4 million. The decrease was primarily due to decreases in bad debt and salary expense associated with furloughs and layoffs that occurred in 2020.

Radio

Net Revenue.  Net revenue in our radio segment increased to $14.1 million for the three-month period ended June 30, 2021 from $6.8 million for the three-month period ended June 30, 2020. This increase of approximately $7.3 million, or 108%, in net revenue was primarily due to increases in local and national advertising revenue, partially offset by a decrease in political revenue.

Net revenue in our radio segment increased to $25.4 million for the six-month period ended June 30, 2021 from $18.5 million for the six-month period ended June 30, 2020. This increase of approximately $6.9 million, or 37%, in net revenue was primarily due to increases in local and national advertising revenue, partially offset by a decrease in political revenue.

In general, our television and radio segments face ratings declines, competitive factors with other Spanish-language broadcaster, and changing demographics and preferences of audiences. Additionally, notwithstanding the increases in local and national advertising revenue, we have previously noted a trend for advertising to move increasingly from traditional media, such as television and radio, to new media, such as digital media, and we expect this trend to continue. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will also continue.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $6.9 million for the three-month period ended June 30, 2021 from $6.1 million for the three-month period ended June 30, 2020, an increase of $0.8 million. The increase was primarily due to an increase in expenses associated with the increase in advertising revenue, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020.

Direct operating expenses in our radio segment decreased to $13.6 million for the six-month period ended June 30, 2021 from $13.8 million for the six-month period ended June 30, 2020, a slight decrease of $0.2 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment remained constant at $3.0 million for each of the three-month periods ended June 30, 2021 and 2020.

Selling, general and administrative expenses in our radio segment decreased to $6.0 million for the six-month period ended June 30, 2021 from $7.0 million for the six-month period ended June 30, 2020, a decrease of $1.0 million. The decrease was primarily due to decreases in salary expense associated with furloughs and layoffs that occurred in 2020.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net losses attributable to common stockholders of $3.9 million and $19.7 million for the years ended December 31, 2020 and 2019, respectively, and net income attributable to common stockholders of $12.2 million for the year ended December 31, 2018. We had positive cash flow from operations of $63.4 million, $31.5 million and $33.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. We had positive cash flow from operations of $44.4 million for the six-month period ended June 30, 2021. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $171.9 million, and available for sale marketable securities in the additional amount of $10.0 million, as of June 30, 2021. Our liquidity is not materially impacted by the amounts held in accounts outside the United States.

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

The Term Loan B Facility does not contain any financial covenants. In connection with our entering into the 2017 Credit Agreement, we and our restricted subsidiaries also entered into a Security Agreement, pursuant to which we and all of the companies existing in future wholly-owned domestic subsidiaries (the "Guarantors") each granted a first priority security interest in the collateral securing the 2017 Credit Facility for the benefit of the lenders under the 2017 Credit Facility.

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

On June 4, 2021, we entered into the Second Amendment (the "Amendment") to the 2017 Credit Agreement, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders”). The Amendment amends the 2017 Credit Agreement, primarily to permit additional investments in restricted subsidiaries that are not loan parties, and make certain changes to the definition of “Consolidated Net Income” for the purpose of calculating EBITDA as defined by the 2017 Credit Agreement. Pursuant to the Amendment, we agreed to pay to the Lenders consenting to the Amendment a fee equal to 0.375% of the aggregate principal amount of the outstanding loans held by such Lenders under the 2017 Credit Agreement as of June 4, 2021. This fee totaled approximately $0.6 million and will be amortized as interest expense over the remaining term of the Term Loan B.

The carrying amount of the Term Loan B Facility as of June 30, 2021 was $211.6 million, net of $2.1 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of June 30, 2021 was $211.9 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

In the three- and six-month periods ended June 30, 2021, we did not repurchase any shares of our Class A common stock. As of June 30, 2021, we have repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million. All repurchased shares were retired as of June 30, 2021.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $32.0 million for the six-month period ended June 30, 2021 compared to $11.4 million for the six-month period ended June 30, 2020. As a percentage of net revenue, consolidated adjusted EBITDA was 10% for each the six-month periods ended June 30, 2021 and 2020.

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

Because consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of June 30): 2021, 1.7 to 1; 2020, 4.4 to 1.

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

Cash Flow

Net cash flow provided by operating activities was $44.4 million for the six-month period ended June 30, 2021 compared to net cash flow provided by operating activities of $19.5 million for the six-month period ended June 30, 2020. We had net income of $17.5 million for the six-month period ended June 30, 2021, which included non-cash items such as deferred income taxes of $3.7 million, depreciation and amortization expense of $10.3 million, non-cash stock-based compensation of $2.2 million, and impairment loss of $1.4 million. We had a net loss of $33.3 million for the six-month period ended June 30, 2020, which included non-cash items such as impairment loss of $39.8 million, depreciation and amortization expense of $8.4 million and non-cash stock-based compensation of $1.6 million. We expect to have positive cash flow from operating activities for the 2021 year.

Net cash flow provided by investing activities was $15.0 million for the six-month period ended June 30, 2021, compared to net cash flow provided by investing activities of $25.0 million for the six-month period ended June 30, 2020. During the six-month period ended June 30, 2021, we had proceeds of $17.8 million from the maturity of marketable securities and spent $2.8 million in net capital expenditures. During the six-month period ended June 30, 2020, we had proceeds of $26.9 million from the maturity of marketable securities and proceeds of $4.0 million from the sale of television station KMCC-TV, spent $5.7 million in net capital expenditures and spent $0.2 million to purchase intangible assets. We anticipate that our capital expenditures will be approximately $8.0 million during the full year 2021. Of this amount, we expect that approximately $0.3 million will be expended in connection with the required relocation of certain of our television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017, which amount we expect to be reimbursed to us by the FCC. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $6.6 million for the six-month period ended June 30, 2021, compared to net cash flow used in financing activities of $8.4 million for the six-month period ended June 30, 2020. During the six-month period ended June 30, 2021, we made dividend payments of $4.3 million, principal debt repayments of $1.5 million, payments for financing costs of $0.6 million, payments for taxes related to shares withheld for share-based compensation plans of $0.5 million, and received $0.2 million related to the issuance of common stock upon the exercise of stock options. During the six-month period ended June 30, 2020, we made dividend payments of $6.3 million, principal debt repayments of $1.5 million, and spent $0.5 million for the repurchase of Class A common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of June 30, 2021, we had $213.8 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the Eurodollar were to increase by a hypothetical 100 basis points, or one percentage point, from its June 30, 2021 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.1 million based on the outstanding balance of our term loan as of June 30, 2021.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, various other Latin American currencies and various Asian currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2021 would not be material to our overall financial condition or consolidated results of operations. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a lesser extent, Spain, Mexico, Argentina, other Latin American countries and other Asian countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Management’s Plan for Remediation

With respect to the material weaknesses identified above, management has discussed them with the Audit Committee, formulated a remediation plan and implemented key elements of the plan. Among other things, we have:

•
implemented the Company’s enterprise reporting software in several key countries in which Cisneros Interactive operates, to provide additional system controls.
•
implemented the Company’s payroll system across all countries in which Cisneros Interactive operates, to provide additional system controls.
•
hired additional accounting personnel in certain of our foreign locations, to strengthen our accounting resources to address the increase in control activities.
•
initiated the process of hiring additional accounting personnel in our corporate office, to strengthen our accounting resources to address the increase in control activities.
•
documented the key controls at Cisneros Interactive and started testing the design of these controls.

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

ITEM 1A. RISK FACTORS

Our expanding overseas operations pose a variety of risks to our business, which risks may increase if and as our overseas operations continue to expand.

Outside the United States, our digital segment engages in business operations that are located primarily in Spain, Mexico, Argentina and other Latin American countries, as well as Singapore, India, Malaysia, Thailand, Vietnam, the Philippines and other Southeast Asian countries. We are subject to certain risks inherent in business operations outside the United States. These risks include but are not limited to geopolitical concerns, local politics, governmental instability, socioeconomic disparities, fiscal policies, periodic high inflation and occasional hyper-inflation, currency fluctuations, currency exchange controls, restrictions on repatriating foreign-derived profits to the United States, local regulatory compliance, punitive tariffs, unstable local tax policies, trade embargoes, import and export license requirements, trade restrictions, greater difficulty collecting accounts receivable, unfamiliarity with local laws and regulations, differing legal standards in enforcing or defending our rights in courts or otherwise, the possibility of less favorable intellectual property protection than is provided in the United States, changes in labor conditions, difficulties in staffing and managing international operations, difficulties in finding personnel locally who are capable of complying with the financial and reporting requirements of U.S. reporting companies, difficulties in finding personnel locally who are familiar with our financial controls and procedures and/or disclosure controls and procedures, actions taken by foreign governments to respond to localized public health emergencies, such as recent quarantines and travel restrictions related to the COVID-19 pandemic, and other cultural differences. Foreign economies may differ favorably or unfavorably from the U.S. economy in growth of gross domestic product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions, and in many other respects. Any or all of these circumstances may present uncertainties in our business planning, challenges in the execution of our business model and uncertainties in their impact on our results of operations and financial condition.

The ongoing COVID-19 pandemic in certain parts of the world where we operate could have an uncertain impact in the operations in our digital segment.

Our overseas operations include substantial personnel, operations and commercial activities in Latin America, Europe and Southeast Asia. Some of the countries in which we operate, especially some of those in Latin American and Southeast Asia, have lower vaccination rates and increasing rates of infection than does the United States and much of Europe. The continuation of the pandemic, or a resurgence of the pandemic, in those parts of the world could result in the type of significant societal and business disruptions that were experienced in the United States in the first several months of the pandemic, potentially resulting in adverse consequences for our digital operations and our results of operations.

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

In the three- and six-month periods ended June 30, 2021, we did not repurchase any shares of our Class A common stock. As of June 30, 2021, we have repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million. All repurchased shares were retired as of June 30, 2021.

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

Date: August 6, 2021