Form 10-Q
period 2021-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2021-11-05
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Yes ☐ No ☒

As of November 1, 2021, there were 61,746,028 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,327,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4
	CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020	4
	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020	5
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020	6
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020	7
	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020	9
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44
ITEM 4.	CONTROLS AND PROCEDURES	44
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	46
ITEM 1A.	RISK FACTORS	46
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	46
ITEM 4.	MINE SAFETY DISCLOSURES	46
ITEM 5.	OTHER INFORMATION	46
ITEM 6.	EXHIBITS	47

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
•
our ability to successfully integrate newly-acquired businesses, especially those outside the United States, into our operations;
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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$182,891	$119,162
Marketable securities	-	27,988
Restricted cash	749	749
Trade receivables, (including related parties of $6,187 and $6,172) net of allowance for doubtful accounts of $6,188 and $3,790	168,165	142,004
Assets held for sale	2,907	2,141
Prepaid expenses and other current assets (including related parties of $274 and $274)	24,803	18,021
Total current assets	379,515	310,065
Property and equipment, net of accumulated depreciation of $190,160 and $191,183	64,600	72,004
Intangible assets subject to amortization, net of accumulated amortization of $109,313 and $103,752 (including related parties of $4,949 and $5,869)	65,880	49,412
Intangible assets not subject to amortization	209,153	216,653
Goodwill	68,728	58,043
Operating leases right of use asset	32,053	33,525
Other assets	8,474	7,643
Total assets	$828,403	$747,345
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$4,694	$3,000
Accounts payable and accrued expenses (including related parties of $2,131 and $2,087)	179,912	126,849
Operating lease liabilities	7,353	7,290
Total current liabilities	191,959	137,139
Long-term debt, less current maturities, net of unamortized debt issuance costs of $1,986 and $1,796	208,014	210,454
Long-term operating lease liabilities	29,851	31,775
Other long-term liabilities	80,893	3,732
Deferred income taxes	64,416	54,980
Total liabilities	575,133	438,080
Commitments and contingencies (note 6)
Redeemable noncontrolling interest	-	33,285
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2021 61,746,028 and 2020 60,759,405	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2021 14,327,613 and 2020 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2021 and 2020 9,352,729	1	1
Additional paid-in capital	780,426	828,813
Accumulated deficit	(526,362)	(551,786)
Accumulated other comprehensive income (loss)	(803)	(1,056)
Total stockholders' equity	253,270	275,980
Total liabilities and stockholders' equity	$828,403	$747,345

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net Revenue	$199,008	$62,978	$526,298	$172,343
Expenses:
Cost of revenue - digital	124,332	7,808	318,118	21,602
Direct operating expenses (including related parties of $2,121, $2,263, $6,010 and $5,868) (including non-cash stock-based compensation of $321, $148, $971 and $383)	28,583	24,178	83,480	72,997
Selling, general and administrative expenses	14,530	9,883	41,489	34,371
Corporate expenses (including non-cash stock-based compensation of $773, $668, $2,329 and $2,025)	7,253	6,287	21,756	18,511
Depreciation and amortization (includes direct operating of $2,591, $2,753, $10,220 and $8,684; selling, general and administrative of $3,214, $1,001, $5,538 and $3,101; and corporate of $96, $180, $401 and $534) (including related parties of $306, $306, $921 and $920)	5,901	3,934	16,159	12,319
Impairment charge	166	-	1,604	39,835
Foreign currency (gain) loss	177	(680)	454	673
Other operating (gain) loss	(2,431)	(2,683)	(4,867)	(5,549)
Operating income (loss)	20,497	14,251	48,105	(22,416)
Interest expense	(1,714)	(1,969)	(5,287)	(6,673)
Interest income	12	467	235	1,630
Dividend income	207	3	211	26
Income (loss) before income taxes	19,002	12,752	43,264	(27,433)
Income tax benefit (expense)	(5,118)	(3,736)	(11,902)	3,195
Net income (loss)	13,884	9,016	31,362	(24,238)
Net (income) loss attributable to redeemable noncontrolling interest	(1,753)	-	(5,938)	-
Net income (loss) attributable to common stockholders	$12,131	$9,016	$25,424	$(24,238)
Basic and diluted earnings per share:
Net income (loss) per share attributable to common stockholders, basic	$0.14	$0.11	$0.30	$(0.29)
Net income (loss) per share attributable to common stockholders, diluted	$0.14	$0.11	$0.29	$(0.29)

Cash dividends declared per common share	$0.03	$0.03	$0.08	$0.10

Weighted average common shares outstanding, basic	85,390,333	84,185,728	85,207,992	84,208,924
Weighted average common shares outstanding, diluted	88,315,732	84,863,020	87,694,395	84,208,924

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$13,884	$9,016	$31,362	$(24,238)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	230	(282)	366	19
Change in fair value of available for sale securities	(5)	(164)	(113)	147
Total other comprehensive income (loss)	225	(446)	253	166
Comprehensive income (loss)	14,109	8,570	31,615	(24,072)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(1,753)	-	(5,938)	-
Comprehensive income (loss) attributable to common stockholders	$12,356	$8,570	$25,677	$(24,072)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2020	60,759,405	14,927,613	9,352,729	-	$6	$2	$1	$828,813	$(551,786)	$(1,056)	$275,980
Issuance of common stock upon exercise of stock options or awards of restricted stock units	6,045	-	-	-	-	-	-	(9)	-	-	(9)
Stock-based compensation expense	-	-	-	-	-	-	-	1,071	-	-	1,071
Dividends paid	-	-	-	-	-	-	-	(2,126)	-	-	(2,126)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(69)	(69)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	407	407
Net income (loss) attributable to common stockholders for the three-month period-ended March 31, 2021	-	-	-	-	-	-	-	-	5,429	-	5,429
Balance, March 31, 2021	60,765,450	14,927,613	9,352,729	-	6	2	1	827,749	(546,357)	(718)	280,683
Issuance of common stock upon exercise of stock options or awards of restricted stock units	304,194	-	-	-	-	-	-	(277)	-	-	(277)
Stock-based compensation expense	-	-	-	-	-	-	-	1,135	-	-	1,135
Class B common stock exchanged for Class A common stock	120,000	(120,000)	-	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,133)	-	-	(2,133)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(39)	(39)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(271)	(271)
Net income (loss) attributable to common stockholders for the three-month period-ended June 30, 2021	-	-	-	-	-	-	-	-	7,864	-	7,864
Balance, June 30, 2021	61,189,644	14,807,613	9,352,729	-	6	2	1	826,474	(538,493)	(1,028)	286,962
Issuance of common stock upon exercise of stock options or awards of restricted stock units	76,384	-	-	-	-	-	-	171	-	-	171
Stock-based compensation expense	-	-	-	-	-	-	-	1,094	-	-	1,094
Class B common stock exchanged for Class A common stock	480,000	(480,000)	-	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,136)	-	-	(2,136)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(5)	(5)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	230	230
Acquisition of redeemable noncontrolling interest	-	-	-	-	-	-	-	(45,177)	-	-	(45,177)
Net income (loss) for the three-month period-ended September 30, 2021	-	-	-	-	-	-	-	-	12,131	-	12,131
Balance, September 30, 2021	61,746,028	14,327,613	9,352,729	-	$6	$2	$1	$780,426	$(526,362)	$(803)	$253,270

See Notes to Consolidated Financial Statements

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2019	60,074,698	14,927,613	9,352,729	-	$6	$2	$1	$836,170	$(547,876)	$(131)	$288,172
Stock-based compensation expense	-	-	-	-	-	-	-	789	-	-	789
Repurchase of Class A common stock	(259,500)	-	-	259,500	-	-	-	(525)	-	-	(525)
Retirement of treasury stock	-	-	-	(259,500)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,218)	-	-	(4,218)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(223)	(223)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(166)	(166)
Net income (loss) attributable to common stockholders for the three-month period-ended March 31, 2020	-	-	-	-	-	-	-	-	(35,592)	-	(35,592)
Balance, March 31, 2020	59,815,198	14,927,613	9,352,729	-	6	2	1	832,216	(583,468)	(520)	248,237
Issuance of common stock upon exercise of stock options or awards of restricted stock units	90,188	-	-	-	-	-	-	(15)	-	-	(15)
Stock-based compensation expense	-	-	-	-	-	-	-	803	-	-	803
Dividends paid	-	-	-	-	-	-	-	(2,104)	-	-	(2,104)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	534	534
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	467	467
Net income (loss) attributable to common stockholders for the three-month period-ended June 30, 2020	-	-	-	-	-	-	-	-	2,338	-	2,338
Balance, June 30, 2020	59,905,386	14,927,613	9,352,729	-	6	2	1	830,900	(581,130)	481	250,260
Stock-based compensation expense	-	-	-	-	-	-	-	816	-	-	816
Dividends paid	-	-	-	-	-	-	-	(2,106)	-	-	(2,106)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(164)	(164)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(282)	(282)
Net income (loss) for the three-month period-ended September 30, 2020	-	-	-	-	-	-	-	-	9,016	-	9,016
Balance, September 30, 2020	59,905,386	14,927,613	9,352,729	-	$6	$2	$1	$829,610	$(572,114)	$35	$257,540

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$31,362	$(24,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,159	12,319
Impairment charge	1,604	39,835
Deferred income taxes	8,348	(8,744)
Non-cash interest	451	491
Amortization of syndication contracts	357	383
Payments on syndication contracts	(354)	(325)
Non-cash stock-based compensation	3,300	2,408
(Gain) loss on disposal of property and equipment	(2,622)	(767)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(15,894)	14,285
(Increase) decrease in prepaid expenses and other assets	2,267	6,713
Increase (decrease) in accounts payable, accrued expenses and other liabilities	8,802	(16,643)
Net cash provided by operating activities	53,780	25,717
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	9,431	5,089
Purchases of property and equipment	(4,269)	(7,741)
Purchases of intangible assets	-	(158)
Purchase of a businesses, net of cash acquired	(12,847)	-
Proceeds from marketable securities	27,800	38,480
Purchases of investments	(800)	-
Net cash provided by investing activities	19,315	35,670
Cash flows from financing activities:
Proceeds from stock option exercises	414	-
Tax payments related to shares withheld for share-based compensation plans	(528)	(15)
Payments on long-term debt	(2,250)	(2,250)
Dividends paid	(6,395)	(8,428)
Repurchase of Class A common stock	-	(525)
Payments of capitalized debt costs	(604)	-
Net cash used in financing activities	(9,363)	(11,218)
Effect of exchange rates on cash, cash equivalents and restricted cash	(3)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	63,729	50,162
Cash, cash equivalents and restricted cash:
Beginning	119,911	33,857
Ending	$183,640	$84,019
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$4,836	$6,182
Income taxes	$3,554	$5,549
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$824	$475
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$104,700	$1,641

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a diversified global media, marketing and technology company serving clients in the United States and around the world. The Company’s management has determined that the Company operates in three reportable segments as of September 30, 2021, based upon the type of advertising medium, which segments are digital, television, and radio.

The Company’s digital segment, whose operations are located primarily in Latin America, Spain and Southeast Asia, provides innovative advertising solutions in high growth markets to advertisers and publishers, including some of the world's leading technology companies. Through its television and radio segments, the Company reaches and engages U.S. Hispanics across acculturation levels and media channels.

The Company provides a suite of digital advertising solutions that offer advertisers the opportunity to reach and engage with their target audiences by providing access to digital inventory at scale. These solutions include those offered by Cisneros Interactive in Latin America and MediaDonuts Pte. Ltd. (“MediaDonuts") in Southeast Asia, each of which maintains sales partnerships with major global media platforms.

As of September 30, 2021, the Company owns and/or operates 53 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. The television segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets.

As of September 30, 2021, the Company's radio operations consist of 46 operational radio stations, 37 FM and 9 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Entravision also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicates radio programming to more than 100 markets across the United States.

The Impact of the COVID-19 Pandemic on the Company’s Business

Notwithstanding a worldwide increase in COVID-19 cases throughout the summer, the COVID-19 pandemic did not have a significant impact on the Company’s business during the quarter ended September 30, 2021. Subject to the extent and duration of possible resurgences of the pandemic and the continuing economic crisis that has resulted from the pandemic, the Company anticipates that the pandemic will continue to have a diminishing or little effect on its business, from both an operational and financial perspective, in future periods.

During the quarter ended September 30, 2021, the Company did not experience material cancellations of advertising or a decrease in new advertising placements in its television and radio segments, continuing a trend the Company had begun to experience earlier this year. At this time, the Company does not know if certain behavioral changes by audiences in their television viewership and radio listening habits during the pandemic have changed permanently. The Company has also continued to ease credit terms for certain of its advertising clients to help them manage their own cash flow and address other financial needs.

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

Restricted Cash

As of September 30, 2021 and December 31, 2020, the Company’s balance sheet includes $0.7 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

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

Under the network affiliation agreement, Univision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on its Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2021 and 2020, the amount the Company paid Univision in this capacity was $2.1 million and $2.3 million, respectively. During the nine-month periods ended September 30, 2021 and 2020, the amount the Company paid Univision in this capacity was $6.0 million and $5.9 million, respectively

The Company also generates revenue under two marketing and sales agreements with Univision, which give it the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the Company’s current proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of September 30, 2021, the amount due to the Company from Univision was $6.2 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During each of the three-month periods ended September 30, 2021 and 2020, retransmission consent revenue accounted for approximately $9.1 million, of which $6.4 million and $6.6 million, respectively, relate to the Univision proxy agreement. During the nine-month periods ended September 30, 2021 and 2020, retransmission consent revenue accounted for approximately $28.1 million and 28.0 million, respectively, of which $19.7 million and $20.3 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of restricted stock units was $1.1 million and $0.8 million for the three-month periods ended September 30, 2021 and 2020, respectively. Stock-based compensation expense related to grants of restricted stock units was $3.3 million and $2.4 million for the nine-month periods ended September 30, 2021 and 2020, respectively

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

For the three- and nine-month periods ended September 30, 2021 and 2020, there was no stock-based compensation expense related to grants of stock options. All grants of stock options have been fully expensed.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Nine-Month Period
	Ended September 30, 2021
	Number Granted	Weighted Average Fair Value
Restricted stock units	85	$4.69

As of September 30, 2021, there was approximately $3.0 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.3 years.

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

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Basic earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$12,131	$9,016	$25,424	$(24,238)

Denominator:
Weighted average common shares outstanding	85,390,333	84,185,728	85,207,992	84,208,924

Per share:
Net income (loss) per share attributable to common stockholders	$0.14	$0.11	$0.30	$(0.29)

Diluted earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$12,131	$9,016	$25,424	$(24,238)

Denominator:
Weighted average common shares outstanding	85,390,333	84,185,728	85,207,992	84,208,924
Dilutive securities:
Stock options and restricted stock units	2,925,399	677,292	2,486,403	-
Diluted shares outstanding	88,315,732	84,863,020	87,694,395	84,208,924

Per share:
Net income (loss) per share attributable to common stockholders	$0.14	$0.11	$0.29	$(0.29)

For the three- and nine-month periods ended September 30, 2021, a total of 327 and 337 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. The annual testing date is October 1. As noted in the Company’s 2020 10-K, the Company recorded impairment charges of goodwill in its digital reporting unit totaling $0.8 million during the year ended December 31, 2020. Additionally, the Company recorded impairment charges of FCC licenses in its television and radio reporting units in the amount of $23.5 million and $9.0 million, respectively, during the year ended December 31, 2020. In addition, the Company recorded impairment charges related to intangible assets subject to amortization of $5.3 million, and property and equipment of $1.5 million, respectively, during the year ended December 31, 2020. The Company determined there were no triggering events during the three and nine-month periods ended September 30, 2021.

The carrying amount of intangible assets not subject to amortization for each of the Company’s operating segments for the nine-month period ended September 30, 2021 is as follows (in thousands):

	December 31, 2020	Impairment	Transfer to Assets Held for Sale	September 30, 2021
Television	$130,274	$-	$-	$130,274
Radio	86,379	(1,326)	(6,174)	78,879
Digital	-	-	-	-
Consolidated	$216,653	$(1,326)	$(6,174)	$209,153

The Company recorded impairment charges of $1.3 million related to indefinite lived intangible assets, and $0.3 million related to property and equipment. See the further discussion under “Assets Held for Sale” below.

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

During the three- and nine-month periods ended September 30, 2021, the Company did not repurchase any shares of Class A common stock. As of September 30, 2021, the Company has repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million, since inception of the share repurchase program. All such repurchased shares were retired as of September 30, 2021.

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

The 2017 Credit Agreement contains a covenant that the Company deliver its financial statements and certain other information for each fiscal year within 90 days after the end of each fiscal year. As a result of the Company’s expanding business operations, primarily related to the acquisition of a majority interest in Cisneros Interactive in October 2020, the Company did not deliver its financial statements for the year ended December 31, 2020 and other information within 90 days after the end of the fiscal year ended December 31, 2020, and therefore the Company did not satisfy the requirement of this covenant in the 2017 Credit Agreement. However, the 2017 Credit Agreement provides an additional period of 30 days for the Company to satisfy such covenant. On April 12, 2021, the Company filed its 2020 10-K with the SEC. The Company believes it is in compliance with all covenants in the 2017 Credit Agreement and has satisfied the requirements of the 2017 Credit Agreement with respect to the delivery of the Company’s financial statements and other information for the fiscal year ended December 31, 2020.

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

The carrying amount of the Term Loan B Facility as of September 30, 2021 was $211.0 million, net of $2.0 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of September 30, 2021 was approximately $210.3 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets (in millions):

	September 30, 2021
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
(in millions)	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$88.3	$-	$88.3	$-

Liabilities:
Contingent consideration	$104.7	$-	$-	$104.7
	December 31, 2020
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$59.9	$-	$59.9	$-
Certificates of deposit	$2.8	$-	$2.8	$-
Corporate bonds	$25.2	$-	$25.2	$-

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

As of September 30, 2021, all of the available for sale securities have matured.

Included in interest income for the nine-month period ended September 30, 2021 was interest income related to the Company’s available for sale securities of $0.2 million. There was no interest income related to the Company’s available for sale securities for the three-month period ended September 30, 2021.

The fair value of the contingent consideration is related to the acquisition of the remaining 49% of the issued and outstanding shares of stock of Cisneros Interactive, and the acquisition of MediaDonuts, and was estimated by applying the real options approach using level 3 inputs as further discussed in Note 7.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) for the three- and nine-month periods ended September 30, 2021 (in millions):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2020	$(1.4)	$0.4	$(1.0)
Other comprehensive income (loss)	0.4	(0.1)	0.3
Income tax (expense) benefit	-	-	-
Other comprehensive income (loss), net of tax	0.4	(0.1)	0.3
Accumulated other comprehensive income (loss) as of March 31, 2021	(1.0)	0.3	(0.7)
Other comprehensive income (loss)	(0.3)	-	(0.3)
Income tax (expense) benefit	-	-	-
Other comprehensive income (loss), net of tax	(0.3)	-	(0.3)
Accumulated other comprehensive income (loss) as of June 30, 2021	(1.3)	0.3	(1.0)
Other comprehensive income (loss)	0.2	-	0.2
Income tax (expense) benefit	-	-	-
Other comprehensive income (loss), net of tax	0.2	-	0.2
Accumulated other comprehensive income (loss) as of September 30, 2021	$(1.1)	$0.3	$(0.8)

Foreign Currency

The Company’s reporting currency is the U.S. dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with ASC Topic 830, “Foreign Currency Matters” and the related rate fluctuation on transactions is included in the consolidated statements of operations.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the respective local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive (income) loss.

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

On March 30, 2020, the Company entered into an agreement to sell a building and related improvements in the Houston, Texas area for approximately $5.4 million. The transaction closed during the third quarter of 2021 and other operating gain of $2.3 million was recorded in the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2021.

During the first quarter of 2020, the Company listed for sale a building and related improvements in the Laredo, Texas area for approximately $2.9 million. The transaction met the criteria for classification as assets held for sale and the carrying value of $2.0 million is presented as Assets Held for Sale in the Consolidated Balance Sheet as of September 30, 2021.

During the first quarter of 2021, the Company entered into negotiations to sell the assets of radio station WNUE-FM in Orlando, Florida, for $4.0 million. On April 12, 2021, the Company entered into an asset purchase agreement for these assets. The carrying value of the assets was $4.0 million, reflecting an impairment charge of $1.3 million that was recorded in the first quarter of 2021. The transaction closed during the third quarter of 2021.

During the first quarter of 2021, the Company entered into negotiations to sell a building and related improvements in the Tampa, Florida area. As of September 30, 2021, the fair value of the assets was $0.9 million, which resulted in an impairment charge of $0.3 million during the nine-month period ended September 30, 2021. The transaction met the criteria for classification as assets held for sale and the adjusted carrying value is presented as Assets Held for Sale in the Consolidated Balance Sheet as of September 30, 2021. The transaction is anticipated to close during the fourth quarter of 2021.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Digital advertising	$146,121	$13,655	$377,826	$38,359
Broadcast advertising	40,495	37,596	110,608	98,913
Spectrum usage rights	1,104	1,358	5,057	4,070
Retransmission consent	9,128	9,056	28,061	27,998
Other	2,160	1,313	4,746	3,003
Total revenue	$199,008	$62,978	$526,298	$172,343

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

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Local direct	$5,881	$5,464	$16,850	$15,400
Local agency	16,122	12,021	44,529	33,460
National agency	18,492	20,111	49,229	50,053
Total revenue	$40,495	$37,596	$110,608	$98,913

The following table further disaggregates the Company’s revenue by geographical region (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
U.S.	$60,265	$54,449	$166,870	$147,006
Latin America	120,783	2,675	329,897	7,756
Rest of the World	17,960	5,854	29,531	17,581
Total revenue	$199,008	$62,978	$526,298	$172,343

Deferred Revenue

The Company records deferred revenue, which is included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets, when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The change in the deferred revenue balance for the nine-month period ended September 30, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2020.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2020	Increase	Decrease *	September 30, 2021
Deferred revenue	$3,127	3,958	(3,127)	$3,958

* The amount reflects revenue that has been recorded in the nine-month period ended September 30, 2021.

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

The Company’s operating leases are reflected on the Consolidated Balance Sheets as right-of-use assets with the related liability presented as lease liability, current and lease liability, net of current portion. Lease expense is recognized on a straight-line basis over the lease term.

Generally, lease terms include options to renew or extend the lease. Unless the renewal option is considered reasonably certain, the exercise of any such options has been excluded from the calculation of lease liabilities. In addition, as permitted within the guidance, ROU assets and lease liabilities are not recorded for leases within an initial term of one year or less. The Company’s existing leases have remaining terms of less than one year up to 29 years. Certain of the Company’s lease agreements include rental payments based on changes in the consumer price index (“CPI”). Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and recognized in the period in which the related obligation was incurred. Lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Certain real estate leases include additional costs such as common area maintenance (non-lease component), as well as property insurance and property taxes. These costs were excluded from future minimum lease payments as they are variable payments. As such, these costs were not part of the calculation of ROU assets and lease liabilities associated with operating leases upon transition.

The following table summarizes the expected future payments related to lease liabilities as of September 30, 2021:

(in thousands)
Remainder of 2021	$2,489
2022	9,091
2023	7,475
2024	6,429
2025	6,121
2026 and thereafter	15,813
Total minimum payments	$47,418
Less amounts representing interest	(10,214)
Present value of minimum lease payments	37,204
Less current operating lease liabilities	(7,353)
Long-term operating lease liabilities	$29,851

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of September 30, 2021 were 9.7 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of September 30, 2020 were 10.2 years and 6.2%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Nine-Month Period Ended September 30,
(in thousands)	2021	2020

Operating cash flows from operating leases	$7,673	$9,210
Non-cash additions to operating lease assets	$4,543	$1,245

The following table summarizes the components of lease expense:

	Three-Month Period	Three-Month Period	Nine-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$2,039	$2,396	$6,243	$7,438
Variable lease cost	372	181	938	513
Short-term lease cost	346	192	1,115	626
Total lease cost	$2,757	$2,769	$8,296	$8,577

For the three-month period ended September 30, 2021, lease cost of $1.4 million, $1.2 million and $0.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the nine-month period ended September 30, 2021, lease cost of $4.3 million, $3.5 million and $0.5 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

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

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of September 30, 2021, based upon the type of advertising medium, which segments are digital, television and radio. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

Digital

The Company provides a suite of digital advertising solutions that offer advertisers the opportunity to reach and engage with their target audiences by providing access to digital inventory at scale. These solutions include the Company's offerings in Latin America, Europe and Southeast Asia, where the Company maintains sales partnerships with major global media platforms.

Television

As of September 30, 2021, the Company owns and/or operates 53 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision and Univision’s UniMás network. The television segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets.

Radio

As of September 30, 2021, the Company owns and operates 46 radio stations (37 FM and 9 AM) located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. The Company also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicates radio programming to more than 100 markets across the United States.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value contingent consideration, impairment charge, foreign currency (gain) loss and other operating (gain) loss. The Company generated 70% and 14% of its revenue outside the United States during the three-month periods ended September 30, 2021 and 2020, respectively. The Company generated 68% and 15% of its revenue outside the United States during the nine-month periods ended September 30, 2021 and 2020, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2021	2020	Change	2021	2020	Change
Net revenue
Digital	$146,121	$13,655	970%	$377,826	$38,359	885%
Television	36,450	37,786	(4)%	106,598	103,940	3%
Radio	16,437	11,537	42%	41,874	30,044	39%
Consolidated	199,008	62,978	216%	526,298	172,343	205%

Cost of revenue - digital	124,332	7,808	*	318,118	21,602	*

Direct operating expenses
Digital	6,234	2,968	110%	17,373	9,104	91%
Television	15,565	14,582	7%	45,737	43,465	5%
Radio	6,784	6,628	2%	20,370	20,428	(0)%
Consolidated	28,583	24,178	18%	83,480	72,997	14%

Selling, general and administrative expenses
Digital	6,953	2,415	188%	18,691	9,299	101%
Television	4,583	4,396	4%	13,811	15,006	(8)%
Radio	2,994	3,072	(3)%	8,987	10,066	(11)%
Consolidated	14,530	9,883	47%	41,489	34,371	21%

Depreciation and amortization
Digital	2,479	112	*	5,673	1,262	350%
Television	3,087	3,387	(9)%	9,410	9,673	(3)%
Radio	335	435	(23)%	1,076	1,384	(22)%
Consolidated	5,901	3,934	50%	16,159	12,319	31%

Segment operating profit (loss)
Digital	6,123	352	*	17,971	(2,908)	*
Television	13,215	15,421	(14)%	37,640	35,796	5%
Radio	6,324	1,402	351%	11,441	(1,834)	*
Consolidated	25,662	17,175	49%	67,052	31,054	116%

Corporate expenses	7,253	6,287	15%	21,756	18,511	18%
Impairment charge	166	-	*	1,604	39,835	(96)%
Foreign currency (gain) loss	177	(680)	*	454	673	(33)%
Other operating (gain) loss	(2,431)	(2,683)	(9)%	(4,867)	(5,549)	(12)%
Operating income (loss)	20,497	14,251	44%	48,105	(22,416)	*

Interest expense	$(1,714)	$(1,969)	(13)%	$(5,287)	$(6,673)	(21)%
Interest income	12	467	(97)%	235	1,630	(86)%
Dividend income	207	3	*	211	26	712%
Income (loss) before income taxes	19,002	12,752	49%	43,264	(27,433)	*

Capital expenditures
Digital	$493	$462		$1,367	$1,233
Television	685	1,243		2,146	5,750
Radio	143	136		436	467
Consolidated	$1,321	$1,841		$3,949	$7,450

	September 30,	December 31,
Total assets	2021	2020
Digital	280,613	196,020
Television	433,669	425,899
Radio	114,121	125,426
Consolidated	$828,403	$747,345

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

7. ACQUISITIONS

Cisneros Interactive

On October 13, 2020, the Company acquired from certain individuals (collectively, the “Sellers”), 51% of the issued and outstanding shares of stock of a company engaged in the sale and marketing of digital advertising that, together with its subsidiaries, does business under the name Cisneros Interactive (“Cisneros Interactive”). The acquisition, funded from cash on hand, included a purchase price of approximately $29.9 million in cash. The Company concluded that the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock was considered to be a noncontrolling interest.

In connection with the acquisition, the Company also entered into a Put and Call Option Agreement (the “Put and Call Agreement”). Subject to the terms of the Put and Call Agreement, if certain minimum EBITDA targets are met, the Sellers had the right (the “Put Option”), between March 15, 2024 and June 13, 2024, to cause the Company to purchase all (but not less than all) the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock at a purchase price to be based on a pre-determined multiple of six times Cisneros Interactive’s 12-month EBITDA in the preceding calendar year. The Sellers also had the right to exercise the Put Option upon the occurrence of certain events, between March 2022 and April 2024.

Additionally, subject to the terms of the Put and Call Agreement, the Company had the right (the “Call Option”), in calendar year 2024, to purchase all (but not less than all) the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock at a purchase price to be based on a pre-determined multiple of six times of Cisneros Interactive’s 12-month EBITDA in calendar year 2023.

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.

As a result of the Put Option and Call Option redemption features, and because the redemption was not solely within the control of the Company, the noncontrolling interest was considered redeemable, and was classified in temporary equity within the Company’s Consolidated Balance Sheets initially at its acquisition date fair value. The noncontrolling interest was adjusted each reporting period for income (or loss) attributable to the noncontrolling interest as well as any applicable distributions made. Since the noncontrolling interest was not then redeemable under the terms of the Put and Call Agreement and it was not probable that it would become redeemable, the Company was not required to adjust the amount presented in temporary equity to its redemption value in prior periods. The fair value of the redeemable noncontrolling interest which includes the Put and Call Agreement recognized on the acquisition date was $30.8 million.

The Company is in the process of completing the purchase price allocation for its acquisition of Cisneros Interactive. The measurement period remains open pending the finalization of pre-acquisition tax-related items. The following is a summary of the purchase price allocation (unaudited; in millions):

Cash	$8.7
Accounts receivable	50.5
Other assets	8.3
Intangible assets subject to amortization	41.7
Goodwill	9.9
Current liabilities	(48.1)
Deferred tax	(10.3)
Redeemable noncontrolling interest	(30.8)

The fair value of the assets acquired includes trade receivables of $50.5 million. The gross amount due under contract is $54.0 million, of which $3.5 million is expected to be uncollectable.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to Cisneros Interactive’s workforce and synergies from combining Cisneros Interactive’s operations with those of the Company.

On September 1, 2021, the Company acquired the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock, and as of that date owns 100% of the issued and outstanding shares of stock of Cisneros Interactive. As consideration for the acquisition, the Company agreed to pay the Sellers contingent earn-out payments, based on a predetermined multiple of six times Cisneros Interactive’s 12-month EBITDA targets in calendar years 2021, 2022 and 2023, each divided by three, and an additional payment equal to $10,000,000, less an amount (up to $10,000,000) equal to 49 percent of any amounts paid by Cisneros Interactive for future acquisitions. The fair value of the contingent consideration recognized on the acquisition date was $84.4 million, which was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 6.5% to 7.2% over the three-year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability has been reflected in the Consolidated Balance Sheet as of September 30, 2021 as current and noncurrent liabilities of $26.5 and $57.9 million, respectively, and has not changed materially between the acquisition date and September 30, 2021. The Company will recognize any subsequent changes in fair value of the contingent liability in earnings. The Sellers may elect to accelerate their earn-out payments upon the occurrence of certain events. As part of the Company’s acquisition of the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock, the Put and Call Agreement was terminated effective September 1, 2021.

Applicable accounting guidance requires changes in the Company's ownership interest while the Company retains its controlling financial interest in its subsidiary to be accounted for as an equity transaction. Therefore, no gain or loss was recognized in relation to the acquisition of the remaining 49% of the issued and outstanding shares of stock of Cisneros Interactive. As of the acquisition date, the carrying amount of the noncontrolling interest was adjusted to reflect the change in the Company's ownership interest, and the difference between the fair value of the contingent consideration and the amount by which the noncontrolling interest was recognized as a decrease to paid-in capital in the Consolidated Balance Sheets and the Statements of Stockholders' Equity.

The table below presents the reconciliation of changes in redeemable noncontrolling interests (unaudited; in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Beginning balance	$37,470	$-	$33,285	$-
Net income attributable to redeemable noncontrolling interest	1,753	-	5,938	-
Acquisition of redeemable noncontrolling interest	(39,223)	-	(39,223)	-
Ending balance	$-	$-	$-	$-

During the three-month period ended September 30, 2021, Cisneros Interactive generated net revenue and net income of $116.6 million and $4.8 million, respectively. During the nine-month period ended September 30, 2021, Cisneros Interactive generated net revenue and net income of $320.0 million and $13.4 million, respectively.

The following unaudited pro forma information has been prepared to give effect to the Company’s wholly-owned acquisition of Cisneros Interactive as if the acquisition had occurred on January 1, 2020. This pro forma information was adjusted to exclude acquisition fees and costs of $0.8 million for each of the three- and nine-month periods ended September 30, 2020, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Pro Forma:
Total revenue	$199,008	$116,248	$526,298	$307,868
Net income (loss)	13,884	12,168	31,362	(18,332)
Net (income) loss attributable to redeemable noncontrolling interest	-	-	-	-
Net income (loss) attributable to common stockholders	$13,884	$12,168	$31,362	$(18,332)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.16	$0.14	$0.37	$(0.22)
Net income (loss) per share, attributable to common stockholders, diluted	$0.16	$0.14	$0.36	$(0.22)

Weighted average common shares outstanding, basic	85,390,333	84,185,728	85,207,992	84,208,924
Weighted average common shares outstanding, diluted	88,315,732	84,863,020	87,694,395	84,208,924

MediaDonuts

On July 1, 2021, the Company acquired 100% of the issued and outstanding shares of stock of MediaDonuts, a company engaged in the sale and marketing of digital advertising in Southeast Asia. The acquisition, funded from the Company’s cash on hand, includes a purchase price of approximately $15.1 million in cash, which amount was adjusted at closing to approximately $17.1 million due to customary purchase price adjustments for cash, indebtedness and estimated working capital. Subsequently, the purchase price was adjusted downward by approximately $1.2 million, based on actual working capital acquired. Additionally, the transaction includes up to $7.4 million in contingent earn-out payments based upon the achievement of certain EBITDA targets in calendar years 2021 and 2022, and an additional earn-out based upon the achievement of certain year-over-year EBITDA growth targets in calendar years 2023 and 2024, calculated as a pre-determined multiple of EBITDA for each of those years.

The Company is in the process of completing the purchase price allocation for its acquisition MediaDonuts. The measurement period remains open pending the finalization of the pre-acquisition tax-related items. The following is a summary of the purchase price allocation (unaudited; in millions):

Cash	$4.3
Accounts receivable	9.9
Other assets	1.8
Intangible assets subject to amortization	22.8
Goodwill	13.1
Current liabilities	(10.1)
Deferred tax	(3.9)
Debt	(1.7)

As noted above, the acquisition of MediaDonuts includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to MediaDonuts based on a pre-determined multiple of MediaDonuts' 12-month EBITDA targets in calendar years 2021 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $20.3 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 5.8% to 6.7% over the three year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability has been reflected in the Consolidated Balance Sheet as of September 30, 2021 as noncurrent liabilities of $20.3, and has not changed materially between the acquisition date and September 30, 2021.

The fair value of the assets acquired includes trade receivables of $9.9 million. The gross amount due under contract is $10.2 million, of which $0.3 million is expected to be uncollectable.

During the three- and nine-month periods ended September 30, 2021, MediaDonuts generated net revenue of $12.1 million and no net income.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to MediaDonuts' workforce and expected synergies from combining MediaDonuts' operations with those of the Company. The changes in the carrying amount of goodwill for each of the Company’s operating segments for the nine-month period ended September 30, 2021 are as follows (in thousands):

	December 31, 2020	Purchase Price Adjustment Cisneros Interactive	Acquisition of MediaDonuts	September 30, 2021
Television	$40,549	$-	$-	$40,549
Digital	17,494	(2,439)	13,124	28,179
Consolidated	$58,043	$(2,439)	$13,124	$68,728

The following unaudited pro forma information has been prepared to give effect to the Company’s acquisition of MediaDonuts as if the acquisition had occurred on January 1, 2020. This pro forma information was adjusted to exclude acquisition fees and costs of $0.7 million for the nine-month period ended September 30, 2021, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Pro Forma:
Total revenue	$199,008	$70,859	$547,941	$187,518
Net income (loss) attributable to common stockholders	12,131	9,688	28,605	(22,539)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.14	$0.12	$0.34	$(0.27)
Net income (loss) per share, attributable to common stockholders, diluted	$0.14	$0.11	$0.33	$(0.27)

Weighted average common shares outstanding, basic	85,390,333	84,185,728	85,207,992	84,208,924
Weighted average common shares outstanding, diluted	88,315,732	84,863,020	87,694,395	84,208,924

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified global media, marketing and technology company serving clients in the United States and around the world. Our digital segment, whose operations are located primarily in Latin America, Spain and Southeast Asia, provides innovative advertising solutions in high growth markets to advertisers and publishers, including some of the world's leading technology companies. Through our television and radio segments, we reach and engage U.S. Hispanics across acculturation levels and media channels. For financial reporting purposes, we report in three segments based upon the type of advertising medium: digital, television and radio. Our net revenue for the three-month period ended September 30, 2021 was $199.0 million. Of that amount, revenue attributed to our digital segment accounted for approximately 73%, revenue attributed to our television segment accounted for approximately 18% and revenue attributed to our radio segment accounted for approximately 9%. Our digital segment now accounts for the majority of our revenues and we expect this to continue in future periods.

We provide digital advertising solutions that allow advertisers to reach primarily Hispanic online audiences worldwide. We operate proprietary technology and data platforms that deliver digital advertising in various advertising formats and allow advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites, the digital media sites of our publisher partners, and on other digital media sites we access through third-party platforms and exchanges. On July 1, 2021, a wholly-owned subsidiary acquired 100% of the issued and outstanding shares of stock of MediaDonuts Pte. Ltd., or MediaDonuts, a company engaged in the sale and marketing of digital advertising. This acquisition expands our digital offerings to markets primarily in Southeast Asia, and we expect MediaDonuts to contribute significantly to our revenue in future periods.

As of September 30, 2021, we own and/or operate 53 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. As of the same date, we own and operate 46 radio stations in 16 U.S. markets. Our radio stations consist of 37 FM and 9 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also sell advertisements and syndicate radio programming to more than 100 markets across the United States.

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

Highlights

During the third quarter of 2021, our consolidated revenue increased to $199.0 million from $63.0 million in the prior year period, primarily due to an increase in advertising revenue attributed to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not contribute to net revenue in prior periods. Additionally, the increase in revenue was attributed to increases in local and national advertising revenue, partially offset by a decrease in political advertising revenue and revenue from spectrum usage rights. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our digital segment increased to $146.1 million for the three-month period ended September 30, 2021 from $13.7 million for the three-month period ended September 30, 2020. This increase of approximately $132.4 million in net revenue was primarily due to advertising revenue attributed to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not contribute to net revenue in prior periods.

Net revenue in our television segment decreased to $36.5 million for the three-month period ended September 30, 2021 from $37.8 million for the three-month period ended September 30, 2020. This decrease of approximately $1.3 million, or 4%, in net revenue was primarily due to decreases in political revenue and revenue from spectrum usage rights, partially offset by increases in local and national advertising revenue.

Net revenue in our radio segment increased to $16.4 million for the three-month period ended September 30, 2021 from $11.5 million for the three-month period ended September 30, 2020. This increase of approximately $4.9 million, or 42%, in net revenue was primarily due to increases in local and national advertising revenue, partially offset by a decrease in political revenue.

The Impact of the COVID-19 Pandemic on our Business

This section of this report should be read in conjunction with the rest of this item, “Forward-Looking Statements” and Notes to Consolidated Financial Statements appearing herein, for a more complete understanding of the impact of the COVID-19 pandemic on our business.

Notwithstanding a worldwide increase in COVID-19 cases throughout the summer, the COVID-19 pandemic did not have a significant impact on our business during the quarter ended September 30, 2021. Subject to the extent and duration of possible resurgences of the pandemic and the continuing economic crisis that has resulted from the pandemic, we anticipate that the pandemic will continue to have diminishing or little effect on our business, from both an operational and financial perspective, in future periods. Nonetheless, we remain cautious due to the unpredictable nature of the pandemic and its effects.

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

To date, we have experienced no significant interruption of our broadcasts in our television and radio segments in any of the markets in which we own and/or operate stations. Most of our personnel have returned to work at our stations; however, we cannot give assurance at this time whether a resurgence or more prolonged impact of the pandemic in any of our markets would not adversely affect our ability to continue staffing our stations at appropriate levels to continue broadcasts without interruption.

Our corporate office is located in Santa Monica, California. Most of our personnel have returned to work in our corporate office, with some personnel continuing to work remotely. We have not experienced any significant interruption in any of our corporate or administrative departments, including without limitation our finance and accounting departments.

Financial Impact

Despite the general sense that the economy is recovering, such improvement is uneven geographically and by industry, and may be adversely impacted by any resurgence of the pandemic, the rate of vaccinations of the population and other factors beyond our control. Accordingly, the effect of the economic crisis that has resulted from the pandemic continues to be felt by us to some degree and may continue to be felt by us in future periods, particularly as our international operations expand to include parts of the world where vaccination rates are lower and infection rates are higher.

During the quarter ended September 30, 2021, we did not experience material cancellations of advertising or a decrease in new advertising placements in our television and radio segments, continuing a trend we had begun to experience earlier this year. At this time, we do not know if certain behavioral changes by audiences in their television viewership and radio listening habits during the pandemic have changed permanently.

In order to preserve cash during this period, we have instituted certain cost reduction measures that are still in effect. On March 26, 2020, we suspended repurchases under our share repurchase program. Effective May 16, 2020, we suspended company matching of employee contributions to their 401(k) retirement plans. We also reduced our dividend by 50% beginning in the second quarter of 2020, and we may continue to do so in future periods. Other cost reduction measures that we instituted during 2020 were restored to original levels by the end of 2020. We will continue to monitor all of these actions closely in light of current and changing conditions and may institute such additional actions as we may believe are appropriate at a future date.

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

Because of unprecedented uncertainties regarding the extent and duration of the pandemic and the continuing economic crisis that has resulted from the pandemic, our results of operations for the quarter ended September 30, 2021 may not be indicative of our results of operations for any future period. We do not know how soon the global, U.S. and local economies will fully recover to pre-pandemic levels. Therefore, , we may continue to experience an adverse financial impact on our business and results of operations, albeit at a potentially slower rate, and possibly our financial condition, for an unknown period of time. Additionally, any resurgence of the pandemic; reimposition of lockdown, shelter-in-place, stay-at-home and similar orders; and prolongation of the continuing economic crisis that has resulted from the pandemic, could intensify this adverse impact and adversely affect our business, results of operations and financial condition in future periods during the course of the pandemic, or beyond. We continue to closely monitor the situation across all fronts and will need to continue to remain flexible to respond to developments as and if they occur. However, we cannot give any assurance if, or the extent to which, we will be successful in any such efforts.

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

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2021 and 2020, the amount we paid Univision in this capacity was $2.1 million and $2.3 million, respectively. During the nine-month periods ended September 30, 2021 and 2020, the amount we paid Univision in this capacity was $6.0 million and $5.9 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During each of the three-month periods ended September 30, 2021 and 2020, retransmission consent revenue accounted for approximately $9.1, of which $6.4 million and $6.6 million, respectively, relate to the Univision proxy agreement. During the nine-month periods ended September 30, 2021 and 2020, retransmission consent revenue accounted for approximately $28.1 million and 28.0 million, respectively, of which $19.7 million and $20.3 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Three- and Nine-Month Periods Ended September 30, 2021 and 2020

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2021	2020	Change	2021	2020	Change
Statements of Operations Data:
Net Revenue	$199,008	$62,978	216%	$526,298	$172,343	205%

Cost of revenue - digital	124,332	7,808	*	318,118	21,602	*
Direct operating expenses	28,583	24,178	18%	83,480	72,997	14%
Selling, general and administrative expenses	14,530	9,883	47%	41,489	34,371	21%
Corporate expenses	7,253	6,287	15%	21,756	18,511	18%
Depreciation and amortization	5,901	3,934	50%	16,159	12,319	31%
Impairment charge	166	-	*	1,604	39,835	(96)%
Foreign currency (gain) loss	177	(680)	*	454	673	(33)%
Other operating (gain) loss	(2,431)	(2,683)	(9)%	(4,867)	(5,549)	(12)%
	178,511	48,727	266%	478,193	194,759	146%
Operating income (loss)	20,497	14,251	44%	48,105	(22,416)	*
Interest expense	(1,714)	(1,969)	(13)%	(5,287)	(6,673)	(21)%
Interest income	12	467	(97)%	235	1,630	(86)%
Dividend income	207	3	*	211	26	712%
Income before income (loss) taxes	19,002	12,752	49%	43,264	(27,433)	*
Income tax benefit (expense)	(5,118)	(3,736)	37%	(11,902)	3,195	*
Net income (loss)	13,884	9,016	54%	31,362	(24,238)	*
Net (income) loss attributable to redeemable noncontrolling interest	(1,753)	-	*	(5,938)	-	*
Net income (loss) attributable to common stockholders	$12,131	$9,016	35%	$25,424	$(24,238)	*

Other Data:
Capital expenditures	1,321	1,841		3,949	7,450
Consolidated adjusted EBITDA (1)				55,177	27,773
Net cash provided by operating activities				53,780	25,717
Net cash provided by investing activities				19,315	35,670
Net cash used in financing activities				(9,363)	(11,218)

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

Because consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of September 30): 2021, 1.6 to 1; 2020, 3.6 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Nine-Month Period
	Ended September 30,
	2021	2020
Consolidated adjusted EBITDA	$55,177	$27,773
EBITDA attributable to redeemable noncontrolling interest	9,127	-
Interest expense	(5,287)	(6,673)
Interest income	235	1,630
Dividend income	211	26
Income tax expense	(11,902)	3,195
Amortization of syndication contracts	(357)	(383)
Payments on syndication contracts	354	325
Non-cash stock-based compensation included in direct operating expenses	(971)	(383)
Non-cash stock-based compensation included in corporate expenses	(2,329)	(2,025)
Depreciation and amortization	(16,159)	(12,319)
Impairment charge	(1,604)	(39,835)
Non-recurring cash severance charge	-	(1,118)
Other operating gain (loss)	4,867	5,549
Net (income) loss attributable to redeemable noncontrolling interest	(5,938)	-
Net income (loss) attributable to common stockholders	25,424	(24,238)

Depreciation and amortization	16,159	12,319
Impairment charge	1,604	39,835
Deferred income taxes	8,348	(8,744)
Non-cash interest	451	491
Amortization of syndication contracts	357	383
Payments on syndication contracts	(354)	(325)
Non-cash stock-based compensation	3,300	2,408
(Gain) loss on disposal of property and equipment	(2,622)	(767)
Net income (loss) attributable to redeemable noncontrolling interest	5,938	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(15,894)	14,285
(Increase) decrease in prepaid expenses and other assets	2,267	6,713
Increase (decrease) in accounts payable, accrued expenses and other liabilities	8,802	(16,643)
Cash flows from operating activities	$53,780	$25,717

Consolidated Operations

Net Revenue. Net revenue increased to $199.0 million for the three-month period ended September 30, 2021 from $63.0 million for the three-month period ended September 30, 2020, an increase of approximately $136.0 million. Of the overall increase, approximately $132.4 million was attributable to our digital segment and was primarily due to advertising revenue resulting from our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and advertising revenue resulting from our acquisition of MediaDonuts during the third quarter of 2021, both of which did not contribute to net revenue in prior periods. In addition, of the overall increase, approximately $4.9 million was attributable to our radio segment primarily due to increases in local and national advertising revenue, partially offset by a decrease in political revenue. The overall increase was partially offset by a decrease of approximately $1.3 million attributable to our television segment, primarily due to decreases in political revenue and revenue from spectrum usage rights, partially offset by increases in local and national advertising revenue.

Net revenue increased to $526.3 million for the nine-month period ended September 30, 2021 from $172.3 million for the nine-month period ended September 30, 2020, an increase of approximately $354.0 million. Of the overall increase, approximately $339.4 million was attributable to our digital segment and was primarily due to advertising revenue resulting from our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and advertising revenue resulting from our acquisition of MediaDonuts during the third quarter of 2021, both of which did not contribute to net revenue in prior periods. In addition, of the overall increase, approximately $2.7 million was attributable to our television segment, primarily due to increases in local and national advertising revenue, and revenue from spectrum usage rights, partially offset by a decrease in political revenue. Additionally, of the overall increase, approximately $11.9 million was attributable to our radio segment primarily due to increases in local and national advertising revenue, partially offset by a decrease in political revenue.

We believe that for the full year 2021, net revenue will increase primarily as a result of operating Cisneros Interactive for a full year in 2021 compared to less than three months in 2020, and operating MediaDonuts for six months in 2021 compared none in 2020, partially offset by a decrease in political advertising revenue compared to 2020.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $124.3 million for the three-month period ended September 30, 2021 from $7.8 million for the three-month period ended September 30, 2020, an increase of $116.5 million, primarily due to increased costs of revenue following our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not incur cost of revenue for us in the comparable period ended September 30, 2020. As a percentage of digital net revenue, cost of revenue increased to 85% for the three-month period ended September 30, 2021 from 57% for the three-month period ended September 30, 2020, primarily due to our acquisition of a majority interest in Cisneros Interactive, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts, both of which operate with lower margins compared to our other digital operations, and which trend we anticipate will continue in future periods.

Cost of revenue in our digital segment increased to $318.1 million for the nine-month period ended September 30, 2021 from $21.6 million for the nine-month period ended September 30, 2020, an increase of $296.5 million, primarily due to increased costs of revenue following our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not incur cost of revenue for us in the comparable period ended September 30, 2020. As a percentage of digital net revenue, cost of revenue increased to 84% for the nine-month period ended September 30, 2021 from 56% for the nine-month period ended September 30, 2020, primarily due to our acquisition of a majority interest in Cisneros Interactive, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts, both of which operate with lower margins compared to our other digital operations, and which trend we anticipate will continue in future periods.

Direct Operating Expenses. Direct operating expenses increased to $28.6 million for the three-month period ended September 30, 2021 from $24.2 million for the three-month period ended September 30, 2020, an increase of $4.4 million. Of the overall increase, approximately $3.2 million that was attributable to our digital segment primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not incur direct operating expenses for us in the comparable period ended September 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. In addition, of the overall increase, approximately $1.0 million was attributable to our television segment and was primarily due to an increase in expenses associated with the increase in advertising revenue, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. Additionally, of the overall increase, approximately $0.2 million was attributable to our radio segment and was primarily due to an increase in expenses associated with the increase in advertising revenue, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. As a percentage of net revenue, direct operating expenses decreased to 14% for the three-month period ended September 30, 2021 from 38% for the three-month period ended September 30, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

Direct operating expenses increased to $83.5 million for the nine-month period ended September 30, 2021 from $73.0 million for the nine-month period ended September 30, 2020, an increase of $10.5 million. Of the overall increase, approximately $8.3 million that was attributable to our digital segment primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not incur direct operating expenses for us in the comparable period ended September 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. In addition, of the overall increase, approximately $2.2 million was attributable to our television segment and was primarily due to an increase in expenses associated with the increase in advertising revenue, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. As a percentage of net revenue, direct operating expenses decreased to 16% for the three-month period ended September 30, 2021 from 42% for the nine-month period ended September 30, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that direct operating expenses will increase during 2021, primarily as a result of operating Cisneros Interactive for a full year in 2021 compared to less than three months in 2020, and operating MediaDonuts for six months in 2021 compared none in 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $14.5 million for the three-month period ended September 30, 2021 from $9.9 million for the three-month period ended September 30, 2020, an increase of $4.6 million. The increase was primarily attributable to our digital segment and was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not incur direct operating expenses for us in the comparable period ended September 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. As a percentage of net revenue, selling, general and administrative expenses decreased to 7% for the three-month period ended September 30, 2021 from 16% for the three-month period ended September 30, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

Selling, general and administrative expenses increased to $41.5 million for the nine-month period ended September 30, 2021 from $34.4 million for the nine-month period ended September 30, 2020, an increase of $7.1 million. Of the overall increase, approximately $9.4 million was attributable to our digital segment and was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not incur direct operating expenses for us in the comparable period ended September 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. The overall increase was partially offset by a decrease of approximately $1.2 million attributable to our television segment and was primarily due to decreases in bad debt and salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. Additionally, The overall increase was partially offset by a decrease of approximately $1.1 million attributable to our radio segment and was primarily due to decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. As a percentage of net revenue, selling, general and administrative expenses decreased to 8% for the nine-month period ended September 30, 2021 from 20% for the nine-month period ended September 30, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that selling, general and administrative expenses will increase during 2021, primarily as a result of operating Cisneros Interactive for a full year in 2021 compared to less than three months in 2020, and operating MediaDonuts for six months in 2021 compared none in 2020.

Corporate Expenses. Corporate expenses increased to $7.3 million for the three-month period ended September 30, 2021 from $6.3 million for the three-month period ended September 30, 2020, an increase of $1.0 million. The increase was primarily due to an increase in salaries and non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses decreased to 4% for the three-month period ended September 30, 2021 from 10% for the three-month period ended September 30, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

Corporate expenses increased to $21.8 million for the nine-month period ended September 30, 2021 from $18.5 million for the nine-month period ended September 30, 2020, an increase of $3.3 million. The increase was primarily due to an increase in salaries and audit fees. As a percentage of net revenue, corporate expenses decreased to 4% for the nine-month period ended September 30, 2021 from 11% for the nine-month period ended September 30, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that corporate expenses will increase during 2021 compared to 2020 primarily as a result of an increase in salaries and audit fees.

Depreciation and Amortization. Depreciation and amortization increased to $5.9 million for the three-month period ended September 30, 2021 compared to $3.9 million for the three-month period ended September 30, 2020, an increase of $2.0 million. The increase was primarily attributable to amortization of the intangible assets from our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and from our acquisition of MediaDonuts during the third quarter of 2021.

Depreciation and amortization increased to $16.2 million for the nine-month period ended September 30, 2021 compared to $12.3 million for the nine-month period ended September 30, 2020, an increase of $3.9 million. The increase was primarily attributable to amortization of the intangible assets from our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, partially offset by a decrease due to long-lived assets in our digital segment that were impaired in the first quarter of 2020.

Foreign currency (gain) loss. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, our operating expenses are generally denominated in the currencies of the countries in which our operations are located, and we have operations in countries other than the United States, primarily operations related to our digital business. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our digital business. We had a foreign currency loss of $0.2 million for the three-month period ended September 30, 2021 compared to a foreign currency gain of $0.7 million for the three-month period ended September 30, 2020. Foreign currency gains and losses are primarily due to currency fluctuations that affect our digital segment operations located outside the United States.

We had a foreign currency loss of $0.5 million for the nine-month period ended September 30, 2021 compared to a foreign currency loss of $0.7 million for the nine-month period ended September 30, 2020. Foreign currency gains and losses are primarily due to currency fluctuations that affect our digital segment operations located outside the United States.

Other operating gain. Other operating gain decreased to $2.4 million for the three-month period ended September 30, 2021 from $2.7 million for the three-month period ended September 30, 2020, primarily due to a decrease in gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017, partially offset by gain on assets held for sale in our radio segment.

Other operating gain decreased to $4.9 million for the nine-month period ended September 30, 2021 from $5.5 million for the nine-month period ended September 30, 2020, primarily due to a decrease in gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017, partially offset by gain on assets held for sale in our radio segment.

Impairment. During the three-month period ended September 30, 2021 we recorded an impairment charge of $0.2 million related to assets held for sale. We did not recognize an impairment charge in the three-month period ended September 30, 2020.

During the nine-month period ended September 30, 2021 we recorded an impairment charge of $1.6 million related to assets held for sale. During the nine-month period ended September 30, 2020 we recognized impairment charges totaling $39.8 million as a result of interim impairment assessments related to goodwill, indefinite lived intangible assets and long-lived assets.

Operating Income (Loss). As a result of the above factors, operating income was $20.5 million for the three-month period ended September 30, 2021, compared to operating income of $14.3 million for the three-month period ended September 30, 2020.

As a result of the above factors, operating income was $48.1 million for the nine-month period ended September 30, 2021, compared to operating loss of $22.4 million for the nine-month period ended September 30, 2020.

Interest Expense, net. Interest expense, net increased to $1.7 million for the three-month period ended September 30, 2021 from $1.5 million for the three-month period ended September 30, 2020, an increase of $0.2 million, primarily due to a decrease in interest income, partially offset by a decrease in interest expense due to lower principal balance and a lower interest rate on our debt.

Interest expense, net remained constant at $5.0 million for each of the nine-month periods ended September 30, 2021 and 2020.

Dividend Income. Dividend Income was $0.2 million for the three- and nine-month periods ended September 30, 2021 due to a dividend received on a cost method investment.

Income Tax Benefit (Expense). Income tax expense for the nine-month period ended September 30, 2021 was $11.9 million, or 28% of our pre-tax income. Income tax benefit for the nine-month period ended September 30, 2020 was $3.2 million, or 12% of our pre-tax loss. The effective tax rate for the nine-month period ended September 30, 2021 was different from our statutory rate due to foreign and state taxes, a valuation allowance on deferred tax assets in certain foreign jurisdictions and nondeductible expenses. We compute our interim tax expense by projecting our effective tax rate for the year and applying the projected annual effective tax rate to the year to date pre-tax income from continuing operations for the reporting quarter. Additional “discrete" items (such as excess tax benefits from share based compensation) may adjust the year-to-date tax expense in the quarter in which such items occur.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of our digital operations located in Spain, Argentina and Mexico. As a result of recurring losses from our digital operations in Spain, Argentina and Mexico, management has determined that it is more likely than not that deferred tax assets of approximately $2.1 million at September 30, 2021 will not be realized and therefore we have established a valuation allowance on those assets.

We intend to reinvest permanently our unremitted earnings in our foreign subsidiaries, and accordingly have not provided deferred tax liabilities on those earnings. We have not yet determined an estimate of the total amount of unremitted earnings.

Segment Operations

Digital

Net Revenue. Net revenue in our digital segment increased to $146.1 million for the three-month period ended September 30, 2021 from $13.7 million for the three-month period ended September 30, 2020. This increase of approximately $132.4 million in net revenue was a result of advertising revenue resulting from our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not contribute to net revenue in prior periods.

Net revenue in our digital segment increased to $377.8 million for the nine-month period ended September 30, 2021 from $38.4 million for the nine-month period ended September 30, 2020. This increase of approximately $339.4 million in net revenue was a result of advertising revenue resulting from our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not contribute to net revenue in prior periods.

Cost of revenue. Cost of revenue in our digital segment increased to $124.3 million for the three-month period ended September 30, 2021 from $7.8 million for the three-month period ended September 30, 2020, an increase of $116.5 million, primarily due to increased costs of revenue following our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not incur cost of revenue for us in the comparable period ended September 30, 2020. As a percentage of digital net revenue, cost of revenue increased to 85% for the three-month period ended September 30, 2021 from 57% for the three-month period ended September 30, 2020, primarily due to our acquisition of a majority interest in Cisneros Interactive, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts, both of which operate with lower margins compared to our other digital operations, and which we anticipate will continue in future periods.

Cost of revenue in our digital segment increased to $318.1 million for the nine-month period ended September 30, 2021 from $21.6 million for the nine-month period ended September 30, 2020, an increase of $296.5 million, primarily due to increased costs of revenue following our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not incur cost of revenue for us in the comparable period ended September 30, 2020. As a percentage of digital net revenue, cost of revenue increased to 84% for the nine-month period ended September 30, 2021 from 56% for the nine-month period ended September 30, 2020, primarily due to our acquisition of a majority interest in Cisneros Interactive, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts, both of which operate with lower margins compared to our other digital operations, and which we anticipate will continue in future periods.

Direct operating expenses. Direct operating expenses in our digital segment increased to $6.2 million for the three-month period ended September 30, 2021 from $3.0 million for the three-month period ended September 30, 2020, an increase of $3.2 million. The increase was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not incur direct operating expenses for us in the comparable period ended September 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Direct operating expenses in our digital segment increased to $17.4 million for the nine-month period ended September 30, 2021 from $9.1 million for the nine-month period ended September 30, 2020, an increase of $8.3 million. The increase was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not incur direct operating expenses for us in the comparable period ended September 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $7.0 million for the three-month period ended September 30, 2021 from $2.4 million for the three-month period ended September 30, 2020, an increase of $4.6 million. The increase was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not incur selling, general and administrative expenses for us in the comparable period ended September 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Selling, general and administrative expenses in our digital segment increased to $18.7 million for the nine-month period ended September 30, 2021 from $9.3 million for the nine-month period ended September 30, 2020, an increase of $9.4 million. The increase was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisition of MediaDonuts during the third quarter of 2021, both of which did not incur selling, general and administrative expenses for us in the comparable period ended September 30, 2020, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Television

Net Revenue. Net revenue in our television segment decreased to $36.5 million for the three-month period ended September 30, 2021 from $37.8 million for the three-month period ended September 30, 2020. This decrease of approximately $1.3 million, or 4%, in net revenue was primarily due to decreases in political revenue and revenue from spectrum usage rights, partially offset by increases in local and national advertising revenue. We generated a total of $9.1 million in retransmission consent revenue for each of the three-month periods ended September 30, 2021 and 2020.

Net revenue in our television segment increased to $106.6 million for the nine-month period ended September 30, 2021 from $103.9 million for the nine-month period ended September 30, 2020. This increase of approximately $2.7 million, or 3%, in net revenue was primarily due to increases in local and national advertising revenue, and revenue from spectrum usage rights, partially offset by a decrease in political revenue. We generated a total of $28.1 million and $28.0 million in retransmission consent revenue for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.6 million for the three-month period ended September 30, 2021 from $14.6 million for the three-month period ended September 30, 2020, an increase of approximately $1.0 million. The increase was primarily due to an increase in expenses associated with the increase in local and national advertising revenue advertising revenue, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Direct operating expenses in our television segment increased to $45.7 million for the nine-month period ended September 30, 2021 from $43.5 million for the nine-month period ended September 30, 2020, an increase of approximately $2.2 million. The increase was primarily due to an increase in expenses associated with the increase in local and national advertising revenue, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $4.6 million for the three-month period ended September 30, 2021 from $4.4 million for the three-month period ended September 30, 2020, an increase of approximately $0.2 million. The increase was primarily due to an increase in event expense.

Selling, general and administrative expenses in our television segment decreased to $13.8 million for the nine-month period ended September 30, 2021 from $15.0 million for the nine-month period ended September 30, 2020, a decrease of approximately $1.2 million. The decrease was primarily due to decreases in bad debt and salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Radio

Net Revenue. Net revenue in our radio segment increased to $16.4 million for the three-month period ended September 30, 2021 from $11.5 million for the three-month period ended September 30, 2020. This increase of approximately $4.9 million, or 42%, in net revenue was primarily due to increases in local and national advertising revenue, partially offset by a decrease in political revenue.

Net revenue in our radio segment increased to $41.9 million for the nine-month period ended September 30, 2021 from $30.0 million for the nine-month period ended September 30, 2020. This increase of approximately $11.9 million, or 39%, in net revenue was primarily due to increases in local and national advertising revenue, partially offset by a decrease in political revenue.

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

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $6.8 million for the three-month period ended September 30, 2021 from $6.6 million for the three-month period ended September 30, 2020, an increase of $0.2 million. The increase was primarily due to an increase in expenses associated with the increase in advertising revenue, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Direct operating expenses in our radio segment remained constant at $20.4 million for each of the nine-month periods ended September 30, 2021 and 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $3.0 million for the three-month period ended September 30, 2021 from $3.1 million for the three-month periods ended September 30, 2020, a decrease of $0.1 million.

Selling, general and administrative expenses in our radio segment decreased to $9.0 million for the nine-month period ended September 30, 2021 from $10.1 million for the nine-month period ended September 30, 2020, a decrease of $1.1 million. The decrease was primarily due to decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net losses attributable to common stockholders of $3.9 million and $19.7 million for the years ended December 31, 2020 and 2019, respectively, and net income attributable to common stockholders of $12.2 million for the year ended December 31, 2018. We had positive cash flow from operations of $63.4 million, $31.5 million and $33.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. We had positive cash flow from operations of $53.8 million for the nine-month period ended September 30, 2021. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $182.9 million. Our liquidity is not materially impacted by amounts held in accounts outside the United States.

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

The 2017 Credit Agreement contains a covenant that we deliver our financial statements and certain other information for each fiscal year within 90 days after the end of each fiscal year. As a result of our expanding business operations, primarily related to the acquisition of a majority interest in Cisneros Interactive in October 2020, we did not deliver our financial statements for the year ended December 31, 2020 and other information within 90 days after the end of the fiscal year ended December 31, 2020, and therefore we did not satisfy the requirement of this covenant in the 2017 Credit Agreement. However, the 2017 Credit Agreement provides an additional period of 30 days for us to satisfy such covenant. On April 12, 2021, we filed our 2020 10-K with the SEC. We believe we are in compliance with all covenants in the 2017 Credit Agreement and have satisfied the requirements of the 2017 Credit Agreement with respect to the delivery of our financial statements and other information for the fiscal year ended December 31, 2020.

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

The carrying amount of the Term Loan B Facility as of September 30, 2021 was $211.0 million, net of $2.0 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of September 30, 2021 was $210.3 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

In the three- and nine-month periods ended September 30, 2021, we did not repurchase any shares of our Class A common stock. As of September 30, 2021, we have repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million. All repurchased shares were retired as of September 30, 2021.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $55.2 million for the nine-month period ended September 30, 2021 compared to $27.8 million for the nine-month period ended September 30, 2020. As a percentage of net revenue, consolidated adjusted EBITDA was 10% and 16% for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

Because consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of September 30): 2021, 1.6 to 1; 2020, 3.6 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 34.

Cash Flow

Net cash flow provided by operating activities was $53.8 million for the nine-month period ended September 30, 2021 compared to net cash flow provided by operating activities of $25.7 million for the nine-month period ended September 30, 2020. We had net income of $31.4 million for the nine-month period ended September 30, 2021, which included non-cash items such as deferred income taxes of $8.3 million, depreciation and amortization expense of $16.2 million, non-cash stock-based compensation of $3.3 million, and impairment loss of $1.6 million. We had a net loss of $24.2 million for the nine-month period ended September 30, 2020, which included non-cash items such as impairment loss of $39.8 million, depreciation and amortization expense of $12.3 million and non-cash stock-based compensation of $2.4 million. We expect to have positive cash flow from operating activities for the 2021 year.

Net cash flow provided by investing activities was $19.3 million for the nine-month period ended September 30, 2021, compared to net cash flow provided by investing activities of $35.7 million for the nine-month period ended September 30, 2020. During the nine-month period ended September 30, 2021, we had proceeds of $27.8 million from the maturity of marketable securities and proceeds of $9.4 million from the sale of property and equipment and intangibles, and we spent $12.8 million on the acquisition of MediaDonuts net of cash acquired, $4.3 million in net capital expenditures, and $0.8 million on purchase of investments. During the nine-month period ended September 30, 2020, we had proceeds of $38.5 million from the maturity of marketable securities and proceeds of $5.1 million from the sale of property and equipment and intangibles, and we spent $7.7 million in net capital expenditures, and $0.2 million to purchase intangible assets. We anticipate that our capital expenditures will be approximately $6.5 million during the full year 2021. Of this amount, we expect that approximately $0.3 million will be expended in connection with the required relocation of certain of our television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017, which amount we expect to be reimbursed to us by the FCC. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $9.4 million for the nine-month period ended September 30, 2021, compared to net cash flow used in financing activities of $11.2 million for the nine-month period ended September 30, 2020. During the nine-month period ended September 30, 2021, we made dividend payments of $6.4 million, principal debt repayments of $2.3 million, payments for financing costs of $0.6 million, payments for taxes related to shares withheld for share-based compensation plans of $0.5 million, and received $0.4 million related to the issuance of common stock upon the exercise of stock options. During the nine-month period ended September 30, 2020, we made dividend payments of $8.4 million, principal debt repayments of $2.3 million, and spent $0.5 million for the repurchase of Class A common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of September 30, 2021, we had $213.0 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the Eurodollar were to increase by a hypothetical 100 basis points, or one percentage point, from its September 30, 2021 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.1 million based on the outstanding balance of our term loan as of September 30, 2021.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, various other Latin American currencies and various Asian currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2021 would not be material to our overall financial condition or consolidated results of operations. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a lesser extent, Spain, Mexico, Argentina, other Latin American countries and other Asian countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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
•
hired additional accounting personnel in our corporate office, to strengthen our accounting resources to address the increase in control activities.
•
documented the key controls at Cisneros Interactive and are testing the design of these controls.

We believe that a remediation plan incorporating the measures described above, as well as any additional measures we may identify and implement, will remediate the previously-identified material weaknesses and strengthen our internal control over financial reporting. As we continue to implement and test the remediation plan, we may also identify additional measures to address the material weaknesses or modify certain elements of the remediation plan. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weaknesses. We will continue to review our financial reporting controls and procedures and, with the input and oversight of the Audit Committee, will continue to take steps to remedy the material weaknesses to reinforce the overall design and capability of our control environment.

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

Changes in Internal Control

Other than changes noted above in relation to the material weaknesses identified in the fourth quarter of 2020 related to our acquisition of a majority interest in Cisneros Interactive in October 2020 described above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three- and nine-month periods ended September 30, 2021, we did not repurchase any shares of our Class A common stock. As of September 30, 2021, we have repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million. All repurchased shares were retired as of September 30, 2021.

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

Date: November 5, 2021