Form 10-K
period 2021-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2022-03-16
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 1-15997

ENTRAVISION COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

are

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021 was approximately $459,625,242 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 9, 2022, there were 63,195,798 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,127,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders scheduled to be held on May 26, 2022 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect”, “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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
•
rapid changes in the digital advertising industry;
•
the impact of changing preferences, if any, among audiences favoring newer forms of media, including digital and other forms of such media, over traditional media, including television and radio;
•
the ability to keep up with rapid technological and other changes, and compete effectively, in new forms of media, including digital media, and changes within digital media;
•
the ability to integrate successfully recently acquired businesses, primarily those in the digital segment, into our operations;
•
the ability of management to oversee the rapid global expansion of our digital operations;
•
the ability to hire and retain qualified personnel to manage the day-to-day operations of our digital properties throughout the world, as well as local management to establish internal financial and reporting systems that are of the type required of U.S. public companies;
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
•
our relationship with TelevisaUnivision, Inc., or TelevisaUnivision;
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
•
legal, political and other risks associated with our rapidly expanding operations located outside the United States; and
•
the effect of changes in broadcast transmission standards by the Advanced Television Systems Committee's 3.0 standard (“ATSC 3.0”), as they are being adopted in the broadcast industry and as they may impact our ability to monetize our spectrum assets; and

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 33 below.

ITEM 1. BUSINESS

The discussion of the business of Entravision Communications Corporation and its wholly-owned subsidiaries, or Entravision or the Company, is as of the date of filing this report, unless otherwise indicated.

Overview

Introduction

We are a leading global advertising solutions, media and technology company. Our operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. Our digital segment, whose operations are primarily located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. Our television and audio operations reach and engage U.S. Hispanics in the United States. For financial reporting purposes, we report in three segments based upon the type of advertising medium: digital, television and audio (formerly radio).

We provide digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four separate business units:

•
our digital commercial partnerships business;
•
Smadex, our programmatic ad purchasing platform;
•
our branding and mobile performance solutions business; and
•
our digital audio business.

Through our digital commercial partnerships business – the largest of our digital business units – we act as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies we represent include Meta Platforms, or Meta (formerly known as Facebook Inc.), Twitter, Inc., or Twitter, ByteDance Ltd., also known as TikTok, and Spotify AB, or Spotify, as well as other media companies, in 30 countries throughout the world. Our dedicated local sales teams sell advertising space on these media companies' digital platforms to our advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. We also provide some of our advertising customers billing, technological and other support, including strategic marketing and training, which we refer to as managed services.

Smadex is our proprietary automated purchasing platform, on which advertisers can purchase ad inventory. This practice – the purchase and sale of advertising inventory electronically – is referred to in our industry as programmatic advertising. Smadex is also a “demand-side platform”, which allows advertisers to purchase space from online marketplaces on which media companies list their advertising inventory. Most advertisements acquired through Smadex are placed on mobile devices, but they may also be placed on computers and Internet-connected televisions. We also provide managed services to some of our advertising customers in connection with their use of our Smadex platform.

We also offer a branding and mobile performance solutions business, which provides managed services to advertisers looking to connect with consumers, primarily on mobile devices. Our digital audio business provides digital audio advertising solutions for advertisers in the Americas.

We also have a diversified media portfolio that targets Hispanic audiences. We own and/or operate 49 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. Our television operations comprise the largest affiliate group of both the top-ranked Univision television network and TelevisaUnivision’s UniMás network, with television stations in 16 of the nation’s top 50 U.S. Hispanic markets. According to TelevisaUnivision, which uses viewing data from Nielsen Holdings plc, or Nielsen, TelevisaUnivision’s primary Univision network finished the 2020-21 broadcast season as the number one Spanish-language network with total viewers age two and above and adults 18-49 for the 29th consecutive year, and among the top five broadcast networks, regardless of language, with adults 18-49 for the 18th consecutive year. TelevisaUnivision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours. For a more complete discussion of our relationship with TelevisaUnivision, please see “Television – Our Relationship with TelevisaUnivision” and “Television – Television Programming” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”; and for a discussion of various risks related to our relationship with TelevisaUnivision, please see “Risk Factors.” Additionally, we own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and operate 46 radio stations in 16 U.S. markets. Our radio stations consist of 37 FM and 9 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also sell advertisements and syndicate radio programming to more than 100 markets across the United States.

Historically, through our television and audio segments, we focused primarily on the U.S. Hispanic market, and our television and audio segments continue to focus on this core consumer. Additionally, with the growth of our digital segment, we now also focus on advertisers attempting to reach online users throughout the world. We have relied historically on TelevisaUnivision as one of the key strategic partners in our business and TelevisaUnivision remains our primary strategic relationship in our television segment. As our digital segment has grown, we now also rely significantly on global and other media companies as strategic partners. We expect that our digital operations will continue to grow and become an increasingly larger focus of our attention in terms of operational and growth strategies, commercial and strategic partnerships, meeting customer expectations and contribution to our revenue.

In our digital segment, we generate revenue primarily from sales of advertising that are placed by our advertising customers or their ad agencies on the digital platforms of third-party media companies for which we act as commercial partner or placed directly with online digital marketplaces through our Smadex platform. In our television and audio segments, we generate revenue primarily from sales of national and local advertising time on television stations and radio stations, retransmission consent agreements that are entered into with multichannel video programming distributors, or MVPDs, and agreements associated with our television stations’ spectrum usage rights. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. In our digital segment, we recognize advertising revenue when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. In our television and audio segments, we recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers across any of our operations and, consequently, they may cancel, reduce or postpone orders without penalties. In our television and audio segments, we pay commissions to agencies for local and national advertising. For contracts we have entered into directly with agencies, we record net revenue from these agencies.

We refer to the revenue generated by agreements with MVPDs as retransmission consent revenue, which represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We recognize retransmission consent revenue earned as the television signal is delivered to an MVPD.

In our digital segment, net revenue generally increases in each fiscal quarter over the course of the year. Our television and audio segments experience seasonal revenue fluctuations, which are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year, and our second and third fiscal quarters generally produce the highest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2020, 2024, etc.), and, to a lesser degree, Congressional mid-term election years (2018, 2022, etc.), resulting from increased political advertising in those years compared to other years. Advertising revenue in our audio segment is also generally higher during years when we broadcast the FIFA World Cup on our radio stations (2018, 2022, etc.).

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

Our net revenue for the year ended December 31, 2021 was approximately $760.2 million. Of this amount, revenue generated by our digital segment accounted for approximately 73%, revenue generated by our television segment accounted for approximately 19%, and revenue generated by our audio segment accounted for approximately 8%, of total revenue. We anticipate that revenue generated by our digital segment, both in absolute dollars and as a percentage of total revenue, will continue to grow in future periods.

In our digital segment, our primary expense is cost of revenue which consists primarily of the costs of online media acquired from the media companies for which we act as commercial partner or purchased directly from online digital marketplaces through our Smadex platform, as well as third party server costs. Our primary expenses in our television and audio segments, and a secondary expense in our digital segment, is employee compensation, including commissions paid to our sales staff and amounts paid to our national sales representative firms, as well as expenses for general and administrative functions, promotion and selling, engineering, marketing, and local programming.

Our principal executive offices are located at 2425 Olympic Boulevard, Suite 6000 West, Santa Monica, California 90404, and our telephone number is (310) 447-3870. Our corporate website is www.entravision.com.

We were organized as a Delaware limited liability company in January 1996 to combine the operations of our predecessor entities. On August 2, 2000, we completed a reorganization from a limited liability company to a Delaware corporation. On August 2, 2000, we also completed an initial public offering of our Class A common stock, which is listed on The New York Stock Exchange under the trading symbol “EVC".

Business Strategy

Our digital strategy is to reach connected consumers, with a focus on those in emerging economies.

•
Significant and Growing Digital Industry. The global digital advertising business continues to grow year-over-year at a rapid pace. According to eMarketer, global digital advertising spending was expected to reach an estimated $492 billion in 2021 and grow to an estimated $785 billion by 2025. Moreover, the percentage of digital advertising spending worldwide as a function of total advertising spending is expected to increase from 63 percent of total advertising spending in 2021 to 72 percent of total advertising spending in 2025.
•
Global Internet Use Growth. Our digital segment targets advertising customers worldwide, with a focus on advertisers or their ad agencies in emerging economies throughout the world, primarily in Latin America, Asia and Africa. Five countries – the United States, China, the United Kingdom, Japan and Germany – represented about 77% of advertising spending worldwide in 2021. However, our focus on emerging economies provides an opportunity to engage the growing population of Internet users in these areas. In Latin America, Asia-Pacific and Sub-Saharan Africa, three regions in which we have expanded, the number of Internet users is expected to grow from 3.1 billion in 2021 to 3.4 billion in 2025. Moreover, digital ad spending in Latin America, Asia-Pacific and Africa (including the Middle East) is expected to increase from $188 billion in 2021 to $331 billion in 2025 -- representing nearly 76% growth.
•
Commercial Partnerships with Global Digital Media Companies. We have commercial partnership agreements, some of which are exclusive, to act as commercial partner for primarily global media companies whose platforms provide our advertising customers or their ad agencies a global reach to online users across a wide range of Internet-connected devices. Three of the media companies for which we are a commercial partner -- Meta, Spotify and Twitter -- collectively reported an estimated $121 billion in advertising revenue for 2021. That amount represents 25% of the estimated $492 billion in global digital advertising spending in 2021.
•
Capture Mobile Expansion. Our global digital advertising solutions also target the growing number of mobile device users worldwide. According to eMarketer, there were an estimated 3.3 billion smartphone users worldwide in 2021, which is expected to grow to an estimated 3.8 billion smartphone users by 2025. Global digital spend on mobile advertising was expected to be an estimated $369 billion in 2021 and reach an estimated $617 billion in 2025. This represents growth in mobile use as a share of digital advertising from 75% of all digital advertising in 2021 to 79% of all digital advertising in 2025. Additionally, according to SensorTower, global mobile app downloads are expected to increase from 143 billion in

2020 to 230 billion in 2025, and according to AppsFlyer, advertising spending related to mobile app downloads is expected to increase from $76 billion in 2020 to $118 billion in 2022.
•
Embrace Advertising Technology. Our global digital end-to-end advertising solutions include our Smadex platform, which enables advertising customers to electronically purchase advertising inventory from online marketplaces where media companies list advertising inventory and directly manage data-driven advertising campaigns. This practice – the purchase and sale of advertising inventory electronically – is referred to as programmatic advertising. Global programmatic display advertising spending was expected to reach $155 billion in 2021, more than double the amount in 2017, according to eMarketer.

For our television and audio segments, our strategy is to reach Hispanic audiences primarily in the United States, Mexico and other markets in Latin America. We own and/or operate media properties in 13 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we own and/or operate media properties in nine of the 15 fastest-growing markets. We believe that targeting the U.S. Hispanic market will continue to translate into revenue growth in the future, including for the following reasons:

•
U.S. Hispanic Population Growth. Our television and audio audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. More than 62 million Hispanics live in the United States, accounting for approximately 19% of the total U.S. population, according to the U.S. Census Bureau. The overall Hispanic population is growing at eight times the rate of the non-Hispanic population and is expected to grow to 70 million, or approximately 21% of the total U.S. population, by 2026. Approximately 67% of the total future growth in the U.S. population through 2026 is expected to come from the Hispanic community.
•
Spanish-Language Use. Approximately 78% of Hispanics age five and over in the United States speak some Spanish, while approximately 64% of U.S. Hispanics age five and over are bilingual and 32% are Spanish dominant, according to Geoscape, a business unit of Claritas LLC, or Geoscape.
•
Increasing U.S. Hispanic Buying Power. The U.S. Hispanic population is projected to account for total consumer expenditures of over $1.0 trillion in 2021, according to Geoscape. With an average expected household income of $77,000 in 2021, Hispanic household income is growing at a faster rate than non-Hispanic household income and is projected to reach an aggregate of $1.7 trillion in 2026.
•
Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We also believe that the larger average size and younger median age of Hispanic households (averaging 3.3 persons and 31.3 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 42.9 years of age) lead Hispanics to spend more per household in many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average non-Hispanic U.S. household, the average U.S. Hispanic household spends 2% more per year than the average U.S. non-Hispanic household on food at home, 8% more on quick service restaurants, 24% more on children’s clothing, 36% more on footwear, 23% more on soaps and detergents and 23% more on cellular phone services. We expect U.S. Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.
•
Spanish-Language Advertising. According to Nielsen, over $9.5 billion of total advertising expenditures in the United States were placed with Spanish-language media in 2021.

We seek to increase our revenue through the following strategies for our digital segment:

Target Strategic Acquisitions and Investments. We have grown our digital segment through the acquisition of several digital advertising companies, as well as organically, over the last several years. We believe that these acquisitions, and their integration into our current operations, are key to the growth of our digital segment. We intend to continue to evaluate opportunities to acquire complementary businesses that are consistent with our overall growth strategy, continuing to focus primarily on emerging economies. We believe that our knowledge of, and experience with, the global digital advertising marketplace will enable us to identify potential acquisitions of digital properties. However, we are currently subject to certain limitations on acquisitions under the terms of the 2017 Credit Agreement. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below.

Strengthen and Grow Existing and New Media Company Relationships. Over the past two years, we have built commercial partnerships with several of the world's largest media companies, primarily those with a strong presence in emerging economies. We believe that these relationships can be enhanced by continuing to provide best-in-class local service to these media companies that wish to sell advertising space on their owned and operated digital platforms. In turn, we believe that the value-added sales services we provide locally, backed by a sophisticated financial and accounting operation managed from the United States, have the potential to lead to broader relationships with the global and other media companies for which we currently act as commercial partner as well as new relationships with other media companies.

Develop Best-in-Class Advertising Technology. We continue to invest in our programmatic advertising technology, particularly our Smadex ad purchasing platform. Smadex uses artificial intelligence, or AI, to give advertisers or their ad agencies a real-time bidding engine that allows them to manage direct purchase of advertising on digital platforms owned and operated by global and other media companies, in order to reach online users across a range of Internet-connected devices. As digital advertising continues to move more to a programmatic model, which relies heavily on technology, we intend to make appropriate investments to keep up with technological innovations and changes.

We seek to increase our revenue through the following strategies for our television and audio segments, as well as our digital segment in the United States:

Develop Unique and Compelling Content and Strong Brands While Effectively Using the Brands of Our Network Affiliates. We make investments in areas such as market research, data analysis and creative talent to license and create content for our television, audio and U.S. digital properties.

Our television operations comprise the largest affiliate group of both TelevisaUnivision's top-ranked Univision primary television network and TelevisaUnivision’s UniMás network. TelevisaUnivision reports that Univision finished the 2020-21 broadcast season as the number one Spanish-language network for the 29th consecutive year, and among the top five broadcast networks, regardless of language, with adults 18-49 for the 18th consecutive year. UniMás ended the 2020-21 broadcast season as the fastest growing major broadcast network in prime time among total viewers, adults 18-49 and adults 18-34. TelevisaUnivision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, seven days a week, including a prime time schedule on its primary Univision network of substantially all first-run programming throughout the year. We believe that the breadth and diversity of TelevisaUnivision’s programming, combined with our local news and community-oriented segments, provide us with an advantage over other Spanish-language and English-language media in reaching U.S. Hispanic viewers. We design our local content in an effort to meet the needs of our communities and brand each of our stations as the best source for relevant community information that accurately reflects local interests and needs.

We format the programming of our audio networks and radio stations in an effort to capture a substantial share of the U.S. Hispanic audience in each of our audio markets. We operate each of our three audio networks – La Tricolor, La Suavecita, and Fuego – using a format designed to appeal to different listener tastes. In markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe appeals to local listeners.

Develop Local Content, Programming and Community Involvement. We believe that local content and service to the community in each of our markets is an important part of building our brand identity and providing meaningful local service within those markets. By combining our local news, local content and quality network programming, we believe that we have a significant competitive advantage. We also believe that our active community involvement, including station remote broadcasting appearances at client events and concerts, which were restricted in 2020 and 2021 due to the COVID-19 pandemic, and tie-ins to major events, helps to build company and station awareness and identity as well as viewer and listener loyalty. We also promote civic involvement and inform our listeners and viewers of significant developments affecting their communities.

Distribute News and Other Content Across Our Television, Radio and Digital Properties. We develop our own Emmy® award-winning news, entertainment and lifestyle content. We distribute this content across our television, radio and digital properties, including four local news websites. In addition, through the Entravision Audio Network, we syndicate, distribute and sell some of our radio programs including “El Show de Piolin”, “The Shoboy Show” and“El Show de Alex ‘El Genio’ Lucas” across a network of more than 300 radio stations, which includes our radio stations, as well as other radio stations that we do not own or operate, in more than 100 markets throughout the United States. We also broadcast, on an exclusive basis, and syndicate, National Football League, or NFL, games, including Sunday Night Football, Monday Night Football, the NFL playoffs, including the Super Bowl, and the Pro Bowl, in Spanish, on 16 radio stations. We also broadcast Mexican National Soccer team matches through our partner Futbol de Primera, including a one-hour soccer program with general soccer updates and interviews, on 15 radio stations. We will also broadcast the 2022 FIFA World Cup on our radio stations in November and December 2022.

Extend the Reach and Accessibility of Our Brands Through Our U.S.-Based Digital Platforms. In recent years, we have also expanded the distribution of our content through our U.S.-based digital platforms, such as the content we offer on our owned-and-operated websites and our El Boton mobile audio app. We believe that these platforms offer opportunities to further enhance the relationships we have with our audiences by allowing them to engage and share our content in new ways, while providing us with new distribution channels for one-to-one communication with them.

Continuing to Offer Advertisers an Integrated Platform of Services. We believe that our diversified media portfolio provides us with a competitive advantage in targeting the Hispanic consumer. We offer advertisers the opportunity to reach potential customers through an integrated platform of services that includes television, radio and U.S.-based digital properties. Currently, we operate some combination of television and radio in 10 markets, which we sometimes refer to as combination markets, and, where possible, we also combine our television and radio operations, which have the effect of creating certain cost savings. In all of our markets, we believe that our digital properties complement our television and/or radio operations in an effort to create value-added advertising opportunities for our advertisers.

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

Acquisition and Disposition Strategies

Historically, our acquisition strategy was focused on increasing our television and radio broadcasting presence in those markets in which we already competed, as well as expanding our operations into U.S. Hispanic markets where we did not own properties. We targeted fast-growing and high-density U.S. Hispanic markets. These included many markets in the southwestern United States, including Texas, California and various other markets along or near the United States/Mexico border. More recently, in order to enhance our product portfolio in our digital segment, we have focused our strategy more on acquisitions of high-growth digital advertising companies in new markets for us, primarily in emerging economies, in Asia and Africa, as well as Europe, in addition to emerging economies where we already had a presence, such as Latin America.

We plan to continue to evaluate opportunities to make future acquisitions as opportunities present themselves, primarily internationally, and particularly digital advertising companies. Additionally, we would consider acquiring spectrum assets with high potential for future monetization, and additional media properties in markets that would enhance our overall offerings.

We are subject to certain limitations on acquisitions under the terms of the 2017 Credit Agreement. We cannot at this time determine the effect that these limitations will have on our acquisition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

We also periodically review our portfolio of media properties and, from time to time, have divested assets where we do not see the opportunity to grow to scale. We are also subject to certain limitations on divestitures under the terms of the 2017 Credit Agreement. We cannot at this time determine the effect that these limitations will have on our disposition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Digital

With a presence on five continents and employees located in over two dozen countries, we provide integrated, end-to-end digital advertising solutions that allow advertisers to reach online users worldwide, through operations that are located in Latin America, Europe, the United States, Asia and Africa.

Our Solutions and Technology Platform

We have developed a suite of end-to-end digital advertising solutions, both organically and as a result of a series of acquisitions:

•
In 2017, we acquired a series of companies headquartered in Barcelona and Buenos Aires that now comprise our branding and mobile performance solutions business.
•
In 2018, we acquired the Smadex business, which owns a programmatic ad purchasing platform.
•
In 2020, we acquired 51 percent of Cisneros Interactive, a Miami-based business that has commercial partnerships with leading technology companies, including Meta and Spotify, in Latin America. We acquired the remaining 49 percent of

Cisneros Interactive in October 2021. Cisneros Interactive also includes Audio.Ad, which is a digital audio business in Latin America.
•
In July 2021, we acquired MediaDonuts, a Singapore-based business that has commercial partnerships with leading technology companies, including TikTok and Twitter, in Southeast Asia.
•
In November 2021, we acquired 365 Digital, a business in Cape Town that has an exclusive commercial partnership with TikTok in South Africa.

We provide end-to-end digital advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four separate business units:

•
our digital commercial partnerships business;
•
Smadex, our programmatic ad purchasing platform;
•
our branding and mobile performance solutions business; and
•
our digital audio business.

Our digital advertising solutions allow advertisers to design their advertising campaigns to target individual online users with the specific characteristics on which the advertising campaign is intended to focus, thereby reaching those online users that the advertiser identifies as high-quality and valuable. These solutions include “awareness”, by which advertisers broadly reach users of certain specific demographics for a particular advertising campaign; “acquisition”, by which advertisers directly attract new online customers in a more targeted way than awareness; and “retargeting”, by which advertisers target online users who have previously shown interest in the advertiser’s products or services but have not become a customer. This approach contrasts with advertising on traditional media, such as print, where an advertising campaign reaches every person accessing that medium, regardless of their individual characteristics or which characteristics are identified by the advertiser to be most valuable.

Digital Commercial Partnerships

Our largest digital business unit is our digital commercial partnerships business, in which we act as an intermediary between primarily global media companies and advertising customers or their ad agencies. Through local sales teams that are dedicated to these media companies, we have commercial partnerships in 30 countries worldwide. We have contractual relationships with these media companies, some of which are exclusive, to sell their digital advertising inventory on the digital platforms that they own and operate in certain countries. We then sell this advertising inventory to our advertising customers or their ad agencies. We seek to identify and enter into commercial partnership agreements with media companies that own and operate platforms featuring premium digital content and having global audience reach, growth, composition and accessibility, across a wide range of Internet-connected devices, to achieve the objectives of our advertising customers or their ad agencies.

Typically, when we have a contractual relationship with a media company to act as its commercial partner, in the course of purchasing digital advertising a prospective advertiser would reach our dedicated local sales teams to purchase advertising inventory on the digital platform owned and operated by that media company. The services we offer can be either self-service, which means the customer drives the ad purchasing function using our dedicated sales teams to process the purchase, or managed, which means our sales team provides greater input in the design and implantation of an advertising campaign, for a more customized experience for advertisers.

Managed services include a range of related, additional business services, consisting of:

•
Expertise in Advertising Solutions. Our dedicated sales teams have knowledge across all products, apps and services offered by the digital platforms owned and operated by these media companies, so our advertising customers or their ad agencies can learn how to best deploy advertising campaigns and effectively reach online users who are the targets of advertising campaigns.
•
Local Support and Consulting. We provide local support, local billing and credit services, and consultation on the strategic and optimization aspects of advertising campaigns.
•
Local Training. We provide access to programs and training provided by the platforms owned and operated by these media companies, so our advertising customers or their ad agencies can gain advertising expertise specific to these platforms and better design and execute their advertising campaigns.

In Latin America, where we have the largest footprint of our digital commercial partnerships business, we are Meta's only authorized commercial partner, representing it in nine countries. We also serve as Spotify's exclusive commercial partner in 16 Latin American countries, as well as Thailand. For TikTok, we serve as an exclusive commercial partner in South Africa and as a non-exclusive commercial partner in six countries in Asia. We also serve Twitter as an exclusive commercial partner in three countries in Southeast Asia.

Programmatic Ad Purchasing Platform

Our end-to-end digital advertising solutions include our proprietary Smadex platform, which is known in our industry as a "demand-side” platform. This kind of platform enables our advertising customers or their ad agencies to purchase advertising electronically and manage data-driven advertising campaigns via global online marketplaces where media companies aggregate their advertising inventory. This practice – the purchase and sale of advertising inventory electronically – is referred to in our industry as programmatic advertising. Programmatic advertising, in addition to being automated, is intended to enable more precise audience targeting of online users in advertising campaigns because of the aggregation, analysis and use of data about the online users who are the targets of the advertising campaigns. Most advertisements acquired through the Smadex platform are placed on mobile devices, but may also be placed on computers and Internet-connected televisions. The services we offer can be either self-service or managed services.

Smadex is headquartered in Barcelona, Spain and provides advertising solutions to customers in more than 120 countries. Our Smadex platform utilizes proprietary technology on a cloud-based infrastructure, connecting our advertising customers or their ad agencies and digital platforms owned and operated by media companies, primarily in the mobile space. The Smadex platform delivers more than 13 billion advertisements per month to more than 600 million unique users per month.

Smadex emphasizes transparency in the delivery of advertising, offering our advertising customers granular data on their purchased advertising via real-time reports accessed from the Smadex platform. For example, for every advertisement shown, Smadex reports detailed information to the advertiser confirming the execution of the advertising campaign. We believe that this level of transparency assists our customers in their advertising decision-making, as well as their confidence that the advertising campaign is being executed to their requirements. In turn, we believe that this level of transparency, by providing verifiable data to our customers, makes it less likely that fraud is taking place in the execution of an advertising campaign.

While the digital advertising business is rapidly changing and subject to a number of factors, including several that are beyond our control, we believe that our programmatic digital ad purchasing business has the potential for future growth.

Branding and Mobile Performance Solutions

Our branding and mobile performance solutions business unit provides our advertising customers or their ad agencies with opportunities to reach online users through brand advertising and performance-based advertising. Brand advertising is generally intended to establish a long-term, positive consumer attitude toward an advertiser or its products or services, and such advertisers typically measure campaign effectiveness using metrics such as reach (how many consumers within the advertiser’s target audience were exposed to the advertisement) and frequency (how many times the consumer within the target audience was exposed to the advertisement). Performance-based advertising is generally intended to induce a specific action, such as clicking on an advertisement, and direct response advertisers typically measure campaign effectiveness using metrics related to consumer response to a particular advertisement.

Digital Audio

Our digital audio business provides our advertising customers or their ad agencies with opportunities to promote their brands on audio streams in North America and South America. This business unit has two components: AudioEngage and Audio.Ad. AudioEngage targets users in North America and South America, and aggregates advertising space on online streams of radio, music and audio shows in English, Spanish and Portuguese. Audio.Ad, which we acquired as part of our acquisition of Cisneros Interactive, provides digital audio advertising solutions for advertisers in Latin America, with tools allowing advertisers to target specific users by demographic and geographic categories, thereby allowing them the ability to measure, track and understand their audience's preferences.

Our Digital Customers

Our digital customers consist primarily of advertisers of all sizes or the ad agencies that represent them. For the year ended December 31, 2021, we had over 2,600 advertising customers, including top advertisers in a diverse number of industries, including e-commerce, retail, financial technology, delivery services, gaming, entertainment, communications, lifestyle, and travel. We do not believe that our business is substantially dependent upon any individual advertiser or industry.

In our digital commercial partnerships business, our customers also include global and other media companies for which we act as commercial partner. These customers include Meta, Twitter, TikTok and Spotify. The loss of one or more of the larger media companies with which we have commercial partnership agreements may have an adverse impact on our digital business generally and results of operations. See Item 1A, "Risk Factors".

Digital Sales

In our digital commercial partnerships business, we maintain a local, dedicated sales team for each of the global media companies for which we act as commercial partner. For Smadex, our programmatic digital ad purchasing business, we maintain sales and marketing teams located in Europe, the United States, Asia and Latin America. We also have sales and marketing teams for our other digital business units.

Digital Advertising

We generate revenue in our digital segment by placing digital advertisements on the digital platforms of third-party media companies, whether the advertisement is purchased through us as commercial partner for media companies or purchased through our Smadex programmatic ad purchasing platform. Advertising customers or their ad agencies typically purchase advertising through us for campaigns that are sold and, in some instances, managed by our direct sales teams, which we refer to as managed campaigns. Managed campaigns provide advertisers with a higher degree of “white glove” customer service, with dedicated account teams that provide more interaction and customization in the management of advertising campaigns.

We typically contract with advertising customers or their ad agencies through insertion orders, which set forth campaign parameters such as size and duration of the campaign, type of advertising format and pricing. Our advertising customers or their ad agencies submit advertising insertion orders to us and we fulfill those orders by selling them space on the digital platforms of media company for which we act as commercial partner, or directly through our programmatic digital ad purchasing platform, Smadex.

In our digital commercial partnerships business, we are typically paid by advertisers on the basis of the number of viewer impressions shown to online users in an advertising campaign, known as a cost-per-thousand basis. In our programmatic digital ad purchasing business, we are typically paid both on a cost-per-thousand basis and a cost-per-action basis, which is measured by the number of actions, such as app installations or purchases of goods or services, taken by the online users to whom an advertisement is delivered. Typically we collect an amount from our advertising customer or their ad agency for the advertisement placement, retaining a pre-negotiated portion for our services and remitting the difference to the media company on whose digital platform the advertisement has been placed.

We believe that key benefits of our end-to-end digital advertising solutions include the following:

Sophisticated targeting. Our digital advertising solutions specifically identify and reach online users across a wide range of Internet-connected devices.

We believe that one of the main strengths of our digital advertising solutions, including the platforms of media companies for which we serve as commercial partner, is that these solutions can access and analyze large amounts of data in order to provide a multidimensional view of individual consumer profiles on an anonymous basis. This process, referred to as “data analytics”, helps advertisers understand the effectiveness of their advertising campaigns in reaching and engaging online users.

We believe that advertisers choose platforms because of the data analytics provided to them. In our programmatic digital ad purchasing business, we directly aggregate and leverage data from the digital platforms of media companies on which ads are placed. We have also developed a number of online user categories to which advertisers can target their advertisements. Online user categories can be based on a variety of attributes, some of which include location, demographics, affluence, intent, gender and personal interests. We identify these attributes based upon information we have gathered about users’ online activity on an anonymous basis, a process known as interest-based or online behavioral advertising. Driven by AI, we analyze these data to build sophisticated user profiles and audience groups that, in combination with our data analytics and real-time decision-making, optimization and targeting capabilities, enable us to deliver highly targeted advertising campaigns for our advertising customers or their ad agencies, as well as the data analytics to help them better understand the online users who advertisers have targeted in their advertising campaigns. As we deliver more advertisements, we are able to collect additional information about these users and the effectiveness of particular advertising campaigns, which in turn further enhances our targeting capabilities. We believe that this allows us to deliver better direct and indirect results for our advertising customers or their ad agencies, including their assessment the overall effectiveness of their advertising campaigns.

Choice of Inventory. We provide our advertising customers or their ad agencies with a wide variety of inventory where they can place their ads. Through our digital commercial partnerships business, we offer access to platforms with global reach, such as Meta, Spotify, TikTok and Twitter. We believe these are premium platforms, desirable to advertisers because of their global reach, number of users and quality interactive experience. For advertising customers or their ad agencies who prefer to target users across a wide variety of media platforms of all sizes, our Smadex platform allows advertisers to programmatically access online digital marketplaces where they can place their ads in a targeted manner. Our branding and mobile performance solutions unit also provides our advertising customers with opportunities to reach online users by placing their advertisements on a wide range of digital advertising inventory.

Brand safety. We believe that our advertising customers or their ad agencies value placing advertisements on digital platforms that are appropriate or desirable, and that their advertisements are not being delivered with content that might be considered objectionable to the advertiser, such as content that contains distasteful or obscene language, violence, gambling, adult content or criminal activity. This is referred to in our industry as “brand safety”. In our digital commercial partnerships business, we do not attempt to define objectionable material, or interact with media companies in any manner regarding issues of perceived appropriateness, and, in fact we rely on the policies of these media companies and the technology of their digital platforms to address such issues. Nonetheless, we believe that we work with media companies that have brand safety policies and practices of their own. Moreover, our Smadex platform has a process for promoting brand safety, having received certifications from multiple industry trade bodies and integrating third-party brand safety solutions into its technology.

Our Technology

We utilize technology in our business, primarily in connection with our Smadex digital ad purchasing platform. Smadex’s technology includes a proprietary real-time bidding system, or RTB, which is a means by which advertising is bought and sold programmatically. Successful programmatic advertising campaigns require technology that enables swift, precise and cost-efficient decision-making by applying digital algorithms to large stores of data. Smadex employs software engineers who design algorithms for the Smadex RTB that rapidly process millions of data points from previous ad campaigns, together with the ad campaign details that our advertising customers or their ad agencies enter into the Smadex user interface, to programmatically acquire advertising inventory from online marketplaces where media companies list advertising inventory. The resulting analytics allow our advertising customers or their ad agencies to bid on and acquire the advertising inventory that they value the most, pay less for advertising inventory they value less and refrain from bidding on advertising inventory that does not fit their ad campaign parameters.

Additionally, Smadex’s technology processes this programmatic buying almost instantaneously. When Smadex’s RTB receives a bid request from an online advertising marketplace, it typically takes up to 100 milliseconds for the Smadex infrastructure to decide on which advertisements to bid, how much to bid for those advertisements in order to optimize cost for the advertiser, and send the advertisement for display on the online user’s device.

Smadex’s technology also provides our advertising customers or their ad agencies granular data via real-time reports accessed from the Smadex platform, allowing them to anticipate future online user behavior based on current data and identify changes and improvements in the advertiser’s digital advertising strategy. This campaign data is also fed back into the Smadex platform, and the platform’s machine-learning capabilities use this newly inputted data to further improve the efficiency and accuracy of future advertising campaigns.

Data Use

Our ability to optimize analysis of advertising campaigns and help our advertising customers or their ad agencies determine the effectiveness of those advertising campaigns depends on our ability to successfully aggregate and leverage data, including data that we collect from advertisers, platforms, technology companies and third parties, as well as data we access from our own operating history. Using cookies and non-cookie-based software, we collect information about the interactions of online users with advertisers and digital platforms owned and operated by media companies, including, for example, information about the placement of advertisements and online users’ interactions with advertisers’ own websites or advertisements.

Our use of data, combined with our significant audience reach, access to a large volume of digital advertising inventory and broad array of advertising formats, allow us to deliver solutions that we believe can help grow our advertising customers’ businesses. Through data analytics, we also enable advertisers to gain insights into the performance of their advertising campaigns and manage those campaigns with a view toward maximizing return on their advertising investment.

Key to our ability to aggregate such data is certain tracking software. Programmatic advertising companies use randomized identifiers, such as Identification for Advertisers, or IDFA, on iOS devices, Google Advertising Identification (GAID), on Android devices, and cookies on web browsers, to track online user activity across the Internet and apps. It is this tracking ability that allows advertisers to both send an online user who meets the parameters of an advertising campaign targeted advertisements and determine how successful their advertising campaigns are.

This tracking ability could be restricted by a number of factors, including new developments in, or new interpretations of, laws, regulations and industry standards, consumer choice, changes in technology, including changes in web browser technology, increased visibility of consent or “do not track” software, “ad-blocking” software, and restrictions imposed by large technology companies and platform providers, web browser developers or other software developers. Certain media companies have been promoting increased user privacy as part of their product offerings and have created software that adversely impacts the availability of randomized identifiers. For example, Apple previously moved to limit the ability of companies to track certain user activities via its Safari browser. In early 2021, Apple first made available App Tracking Transparency as part of its iOS 14.5, which provides online users with a pop-up window when they open an app that asks if the user wants the app to track their data. If a user chooses not to be tracked, which early evidence suggests has been the typical user response, the IDFA identifier is not available and advertisers cannot track users as they visit apps. This, in turn, can inhibit the ability of an advertiser to more effectively target online users for an advertising campaign and/or determine the effectiveness of that advertising campaign.

While Apple has introduced a replacement for the technology that companies use to measure the performance of advertising campaigns that Apple claims is more privacy friendly but still allows some advertiser tracking capability, some have said that this replacement technology is less efficient than the prior technology. This is a dynamic and rapidly evolving area
.

Other mobile operating systems and browser providers have also announced, and in some cases have already introduced, product changes to limit the ability of app developers to collect and use data to target and measure advertising. In addition to Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge also block third-party cookies by default. Google has introduced new controls over third-party cookies in its Chrome web browser and has announced plans to phase out support for third-party cookies in Chrome by

2023.

Some media companies, including Meta, have publicly stated that Apple’s changes have had an unexpected adverse impact on their businesses. While our digital commercial partnerships business is currently mostly concentrated in South America, where iOS only accounted for approximately 12% of the mobile operating systems used in South America as of December 2021, according to StatCounter, the impact on our digital operations of Apple’s actions and its replacement for IDFA, as well as actions that other media companies have taken and may take, is unknown at this time but has the potential to be significant. See “Risk Factors”.

The handling and protection of personally identifying information, or PII, is regulated in many jurisdictions where we operate, including but not limited to California, Brazil and the European Union, or EU. We believe that we comply with the California Consumer Privacy Act, Brazil’s General Data Protection Law, which is often abbreviated as LGPD, and the EU’s General Data Protection Regulation, or GDPR. See “Regulation of Digital Media”.

Digital Competition

We believe that the principal competitive factors in the digital advertising business include effective targeting of online users, multi-device advertising campaign delivery capability, proven and scalable technologies, online user reach, strong relationships with advertisers, brand awareness and reputation, the ability to ensure brand safety and prevent fraud, ability to aggregate and leverage data to deliver more relevant information about advertising campaigns, use of data analytics to effectively measure performance and the ability to adapt to rapidly changing technologies that both respond to, and influence, the expectations of our customers, whether advertisers or global media companies. We believe that we compete favorably with respect to all of these factors and that we are well-positioned to be a leading provider of end-to-end digital advertising solutions for our customers.

The digital advertising business is dynamic, rapidly changing and highly competitive, influenced by frequent technological advances, trends in both the overall advertising and digital advertising markets and changing customer perceptions and expectations. Our digital commercial partnerships business competes with companies such as Aleph Group, Inc., which also serves as a commercial partner to media companies worldwide, particularly in emerging economies in Central Europe, Latin America, Asia and Africa, as well as the United States. Our digital commercial partnerships business also competes with global media companies themselves, which sell advertising directly to advertisers, in addition to selling advertising through representatives such as us. Moreover, as many advertisers seek automation and enhanced targeting of increasingly fragmented audiences, they are moving a greater percentage of their advertising budgets to programmatic solutions. As a result, our digital commercial partnerships business faces more competition from a variety of companies that have allocated resources to the automated buying and selling of advertising inventory through traditional channels, like desktop computers, and new and developing channels, including mobile.

Our programmatic advertising business competes with other demand-side platforms such as The Trade Desk and Criteo, which also have a global presence selling advertisements through their ad purchasing platforms. We also compete at the product and engineering level with many media companies themselves, including Meta and Google, as well as other media companies which sell digital advertising inventory directly through their own ad purchasing platforms to advertisers. Our digital operations also compete for advertising commitments with television broadcasters, cable television networks, radio broadcasters, print media and media platforms.

Many of our competitors in the digital advertising business have significantly larger financial resources and/or longer operating histories than we have in this space.

Television

Overview

We own and/or operate TelevisaUnivision-affiliated television stations in 21 markets, including 16 of the top 50 Hispanic markets in the United States. Our television operations comprise the largest affiliate group of both the top-ranked Univision primary television network and TelevisaUnivision’s UniMás network. TelevisaUnivision’s primary Univision network is available in approximately 68% of U.S. Hispanic television households. According to TelevisaUnivision, it finished the 2020-21 broadcast season as the number one Spanish-language network for the 29th consecutive year, and among the top five broadcast networks, regardless of language, with adults 18-49 for the 18th consecutive year. UniMás ended the 2020-21 broadcast season as the fasting growing major broadcast network in prime time among total viewers 2+, adults 18-49 and adults 18-34. We operate both Univision and UniMás affiliates in 17 of our 21 television markets. TelevisaUnivision’s networks make their Spanish-language programming available to our TelevisaUnivision-affiliated stations 24 hours a day, seven days a week. TelevisaUnivision’s prime time schedule on its primary Univision network consists of substantially all first-run programming throughout the year.

Our Relationship with TelevisaUnivision

Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreement with TelevisaUnivision provides certain of our owned stations the exclusive right to broadcast TelevisaUnivision’s primary Univision network and UniMás network programming in their respective markets. Under the network affiliation agreement, we retain the right to sell no less than four minutes per hour of the available advertising time on stations that broadcast Univision network programming, and the right to sell approximately four and a half minutes per hour of the available advertising time on stations that broadcast UniMás network programming, subject to adjustment from time to time by TelevisaUnivision.

Under the network affiliation agreement, TelevisaUnivision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the years ended December 31, 2021 and 2020, the amount we paid TelevisaUnivision in this capacity was $8.4 million and $9.1 million, respectively.

We also generate revenue under two marketing and sales agreements with TelevisaUnivision, which give us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the current proxy agreement we have entered into with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2021 and 2020, retransmission consent revenue accounted for approximately $37.0 million and $36.8 million, respectively, of which $25.9 million and $26.8 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

On October 2, 2017, we entered into the current network affiliation agreement with TelevisaUnivision, which superseded and replaced our prior network affiliation agreements with TelevisaUnivision. Additionally, on the same date, we entered into the current proxy agreement and current marketing and sales agreements with TelevisaUnivision, each of which superseded and replaced the prior comparable agreements with TelevisaUnivision. The term of each of these current agreements expires on December 31, 2026 for all of our Univision and UniMás network affiliate stations, except that each current agreement expired on December 31, 2021 with respect to our Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C.

TelevisaUnivision currently owns approximately 11% of our common stock on a fully-converted basis. Our Class U common stock, all of which is held by TelevisaUnivision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer of such shares of Class U common stock to a third party that is not an affiliate of TelevisaUnivision. In addition, as the holder of all of our issued and outstanding Class U common stock, so long as TelevisaUnivision holds a certain number of shares of Class U common stock, we may not, without the consent of TelevisaUnivision, merge, consolidate or enter into a business combination, dissolve or liquidate our company or dispose of any interest in any FCC license with respect to television stations which are affiliates of TelevisaUnivision, among other things.

Television Programming

TelevisaUnivision Primary Network Programming. TelevisaUnivision has publicly stated that it directs Univision's programming primarily toward a young, family-oriented audience. It begins daily with Despierta America, a variety morning program, Sunday through Friday. In the late afternoon and early evening, Univision offers an entertainment magazine, a news magazine and national news, in addition to local news produced by our television stations. During prime time, Univision airs novelas, music specials and award shows. Prime time is followed by late news. Overnight programming consists primarily of repeats of programming aired previously on the network. Weekend daytime programming begins with children’s programming, and is generally followed by sports, reality, comedy shows and movies.

Approximately eight to ten hours of programming per weekday, including a substantial portion of weekday prime time, are currently programmed with novelas supplied primarily by TelevisaUnivision. Although novelas have been compared to daytime soap operas on the English-language television networks, the differences are significant. Novelas, originally developed as serialized books, have a beginning, middle and end, generally run five days per week and conclude three to eight months after they begin. Novelas also have a much broader audience appeal than soap operas, delivering audiences that contain large numbers of men, women, teens and children, unlike soap operas, whose audiences tend to be primarily women.

UniMás Network Programming. TelevisaUnivision has publicly stated that its other 24-hour general-interest Spanish-language broadcast network, UniMás, is programmed to meet the diverse preferences of the multi-faceted U.S. Hispanic community. UniMás’s programming includes sports (including boxing, soccer and a morning wrap-up at 6 a.m. similar to ESPN’s programming), movies (including a mix of English-language movies translated into Spanish) and novelas not run on TelevisaUnivision’s primary Univision network, as well as reruns of popular novelas broadcast on TelevisaUnivision’s primary Univision network.

Our Local Programming. We believe that our local news brands our stations in our television markets. We report our local news to relate to, and inform, our audiences. According to Nielsen, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in 10 of our television markets among adults 18-34 years of age, including ties, and in nine markets among adults 18-49 and adults 25-54 years of age, including ties. We have made substantial investments in people and equipment in order to provide our local communities with what we believe are quality newscasts. Our local newscasts have won numerous awards, and we strive to support the community in each of our local markets. For example, in 2021, we partnered with Children’s Miracle Network® in a radio event to raise money for local children’s hospitals. Moreover, in several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

Network Affiliation Agreements. Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our TelevisaUnivision network affiliation agreement provides certain of our owned stations the exclusive right to broadcast TelevisaUnivision’s primary Univision network and UniMás network programming in their respective markets. The TelevisaUnivision network affiliation agreement expires in 2026, except that it expired on December 31, 2021 with respect to our Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C. Under the TelevisaUnivision network affiliation agreement, we retain the right to sell no less than four minutes per hour of the available advertising time on stations that broadcast Univision network programming, and the right to sell approximately four and a half minutes per hour of the available advertising time on stations that broadcast UniMás network programming, subject to adjustment from time to time by TelevisaUnivision.

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

We also have agreements with Master Distribution Service, Inc., an affiliate of Fox, which give us the right to provide ten hours per week of MyNetworkTV network programming on KXOF-CD and KPSE-LD. These agreements expire in September 2023 and may be extended for successive one-year periods by mutual consent of the parties.

Our network affiliation agreement with The CW Network, LLC, or CW, gives us the right to broadcast CW network programming through August 2026 on KCWT-CD and on the secondary program stream of KMBH-LD.

Our network affiliation agreement with NBCUniversal Media, LLC, or NBC, gives us the right to broadcast NBC network programming on KMIR-TV, serving the Palm Springs market, through December 31, 2024.

Our network affiliation agreement with Grit Media, LLC, or Grit, gives us the right to broadcast Grit network programming on WOTF-TV, serving the Orlando market, through December 31, 2024, and on the secondary program streams of KDCU-TV, serving the Wichita market, KINT-TV, serving the El Paso market, KPSE-LD, serving the Palm Springs market, KETF-CD, serving the Laredo market, and KREN-TV, serving the Reno market, through December 31, 2025.

Our network affiliation agreement with Multi Tele Ventas, S.A. de C.V., gives us the right to broadcast Milenio Televisión network programming on XDTV-TV, serving the Tijuana/San Diego market, pursuant to an at-will arrangement.

Our affiliation agreement with Universal Communications Network, Inc. dba New Tang Dynasty Television gives us the right to broadcast New Tang Dynasty Television network programming on WJAL-TV, serving the Washington, DC market, through September 30, 2026.

Our affiliation agreement with MariaVision US Inc. gives us the right to broadcast Maria Vision network programming on WFTT-TV, serving the Tampa-St. Petersburg market, through January 31, 2024.

Our network affiliation agreement with LATV Networks, LLC, or LATV, gives us the right to broadcast LATV network programming on the secondary program streams of many of our television stations. Either party may terminate the affiliation with respect to a given station 30 months after the launch of such station. Under the LATV network affiliation agreement, there are no fees paid for the carriage of programming, and we generally retain the right to sell approximately five minutes per hour of available advertising time. Walter F. Ulloa, our Chairman and Chief Executive Officer, is a director, officer and principal stockholder of LATV.

We cannot guarantee that any of our current network affiliation agreements will be renewed beyond their respective expiration dates under their current terms, under terms satisfactory to us, or at all. We do not believe that the termination of any of our network affiliation agreements, other than the one with TelevisaUnivision, would have a material adverse effect on our business and results of operations.

Marketing Agreements. Our marketing and sales agreements with TelevisaUnivision give us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates through 2026 in Albuquerque, Boston and Denver. Our marketing and sales agreements with TelevisaUnivision that gave us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in Orlando, Tampa and Washington, D.C. expired on December 31, 2021 in Orlando, Tampa and Washington, D.C. We have also entered into marketing and sales agreements with other parties in two of our other markets.

Long-Term Time Brokerage Agreements. We program each of XDTV-TV, serving the Tecate/San Diego market; XHAS-TV, serving the Tijuana/San Diego market; and XHRIO-TV, serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, under long-term time brokerage agreements. Under those agreements, in combination with certain of our Mexican affiliates and subsidiaries, we provide the programming and related services available on these stations, but the station owners retain absolute control of the content and other broadcast issues. These long-term time brokerage agreements expire in 2038, 2040 and 2045, respectively, and each provides for automatic, perpetual 30-year renewals unless both parties consent to termination. Each of these agreements provides for substantial financial penalties should the other party attempt to terminate prior to their respective expiration dates without our consent, and they do not limit the availability of specific performance as a remedy for any such attempted early termination. As a result of changes in regulations in Mexico, we were required to prepay the license fees for our Mexico broadcast licenses for a period of 20 years. We elected not to make the required prepayment for station XHRIO-TV before the deadline to make such prepayment. As a result, we stopped broadcasting on this station in January 2022.

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Orlando-Daytona Beach-Melbourne, Florida	10	1,738,750	364,680	21.0%	WOTF-TV	Grit
Harlingen-Weslaco-Brownsville-McAllen, Texas	11	368,940	347,380	94.2%	KNVO-TV KTFV-CD (1) KMBH-LD (1) KXFX-CD (1) KFXV-TV KCWT-CD (1)	Univision UniMás Fox Fox Fox CW
Tampa-St. Petersburg (Sarasota), Florida	13	2,043,580	325,440	15.9%	WFTT-TV	Maria Vision
San Diego, California	16	1,133,290	299,870	26.5%	KBNT-CD (1) KHAX-LP KDTF-LD	Univision Univision UniMás
Washington, D.C.	17	2,640,920	296,600	11.2%	WMDO-CD (1)(5) WJAL-TV (4)	Silent New Tang Dynasty
Denver-Boulder, Colorado	18	1,806,820	294,740	16.3%	KCEC-TV (2) KTFD-TV	Univision UniMás
Albuquerque-Santa Fe, New Mexico	19	700,940	294,130	42.0%	KLUZ-TV (2) KTFQ-TV	Univision UniMás
El Paso, Texas	20	346,220	267,750	77.3%	KINT-TV KTFN-TV	Univision UniMás
Boston, Massachusetts	21	2,556,000	237,610	9.3%	WUNI-TV (2) WUTF-TV	Univision UniMás
Las Vegas, Nevada	24	850,590	206,620	24.3%	KINC-TV KNTL-LD (1) KELV-LD (1)	Univision Univision UniMás
Hartford-New Haven, Connecticut	28	1,001,640	132,240	13.2%	WUVN-TV (4) WUTH-CD (1)(4)	Univision UniMás
Corpus Christi, Texas	29	213,270	128,710	60.4%	KORO-TV KCRP-CD (1)	Univision UniMás
Monterey-Salinas-Santa Cruz, California	36	234,300	90,709	38.7%	KSMS-TV (4) KDJT-CD (1)(4)	Univision UniMás
Odessa-Midland, Texas	37	176,380	89,300	50.6%	KUPB-TV	Univision
Yuma, Arizona-El Centro, California	39	124,750	79,720	63.9%	KVYE-TV KAJB-TV (2)	Univision UniMás
Laredo, Texas	40	78,450	75,920	96.8%	KLDO-TV KETF-CD (1) KXOF-CD (1)	Univision UniMás Fox
Colorado Springs-Pueblo, Colorado	41	391,640	75,380	19.2%	KVSN-TV KGHB-CD (1)	Univision UniMás

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Santa Barbara-Santa Maria-San Luis Obispo, California	48	241,750	66,080	27.3%	KPMR-TV K17GD-D (1) K32LT-D (1) KTSB-CD (1) K10OG-D (1)	Univision Univision Univision UniMás UniMás
Palm Springs, California	49	170,350	65,990	38.7%	KVER-CD (1) KVES-LD (1) KEVC-CD (1) KMIR-TV KPSE-LD (1)	Univision Univision UniMás NBC MyNetworkTV
Lubbock, Texas	51	167,610	62,980	37.6%	KBZO-LD (1)	Univision
Wichita-Hutchinson, Kansas	59	453,990	51,950	11.4%	KDCU-TV	Univision
Reno, Nevada	60	294,480	49,440	16.8%	KREN-TV KRNS-CD (1)	Univision UniMás
Springfield-Holyoke, Massachusetts	63	267,400	46,640	17.4%	WHTX-LD (1)	Univision
San Angelo, Texas	95	58,760	21,430	36.5%	KEUS-LD (1) KANG-LD (1)	Univision UniMás
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XHDTV-TV (3)	Milenio
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV (3)	Azteca America
Matamoros, Tamaulipas, Mexico (Harlingen- Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV (3)(5)	Silent

Source: Nielsen Media Research 2022 universe estimates.

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
(5)
These stations are currently not broadcasting any programming.

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

We also continue to monitor developments in digital television technology. The ATSC sets the industry standards (including the current ATSC 1.0) for the technical operation of digital broadcast television stations. ATSC 3.0 is a major revision of the ATSC standards and comprises around 20 standards covering different aspects of the system. The industry standards are designed to offer support for newer technologies that will allow enhanced video quality, datacasting capabilities, individualized advertising messages, and more robust mobile television support. Television industry observers believe that the combination of these functionalities will enable television broadcasters to engage successfully in new commercial endeavors, not previously available on broadcast television, such as targeted commercial advertising. The FCC has set regulations allowing broadcast stations to offer, on a voluntary basis, ATSC 3.0 services (which the FCC has called Next Gen TV). In doing so, broadcast television stations must offer ATSC 3.0 services alongside a standard ATSC 1.0 digital signal and there will not be a mandatory transition period. We are considering how we will participate in the adoption of ATSC 3.0 technology and we are awaiting the development and sale of the necessary equipment to transmit and receive such broadcast signals, as well as how ATSC 3.0 is being adopted and accepted by viewers and advertisers.

Television Revenue

Approximately 71% of the revenue generated from our television operations in 2021 was derived from local and national advertising revenue, approximately 25% from retransmission consent revenue, and approximately 4% from spectrum usage rights.

National Advertising. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. We typically engage national sales representative firms to work with our station sales managers and solicit national advertising sales, and we pay certain sales representation fees to these firms relating to national advertising sales. Under our network affiliation agreement with TelevisaUnivision, TelevisaUnivision acts as our sales representative for the sale of national advertising on our Univision and UniMás affiliate television stations, and advertisers which have purchased during 2021 national advertising on these affiliate stations include Charter Communications, Inc., Nissan Motor Co., Ltd., Toyota Motor Corporation, Cox Communications, Inc., Cano Health, Inc., McDonald’s Corporation, H-E-B, Ford Motor Company, The Kroger Co. and General Motor Company. Azteca America acts as our national sales representative for the sale of national advertising on our Azteca America affiliate station, and Katz Communications, Inc., or Katz, acts as our national sales representative for the sale of national advertising on KMIR-TV and KPSE-LD in the Palm Springs, California market and on our stations that broadcast Fox and CW programming. In 2021, national advertising accounted for approximately 33% of our total television revenue.

Local Advertising. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s local sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers or their ad agencies. In 2021, local advertising accounted for approximately 38% of our total television revenue.

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

Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals, which covers substantially all of our retransmission consent revenue. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. On October 2, 2017, we entered into the current proxy agreement with TelevisaUnivision, which superseded and replaced the prior comparable agreement with TelevisaUnivision. The term of the current proxy agreement expired on December 31, 2021 for our Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C, and will expire on December 31, 2026 with respect to our Univision and UniMás network affiliate stations in Albuquerque, Boston and Denver. We are arranging for other programming to replace the Univision and UniMás programming in the markets where the agreement has expired.

As a result of provisions in the Communications Act of 1934, as amended, or the Communications Act, we are not able to negotiate retransmission consent agreements with other television stations located in the same television market. This provision prevents us from negotiating with TelevisaUnivision in the television markets where we and TelevisaUnivision both own television stations. We handle our negotiations directly with MVPDs in those markets where TelevisaUnivision and we are both station owners.

In 2021, retransmission consent revenue accounted for approximately 25% of our total television revenue.

Revenue from Spectrum Usage Rights. We generate revenue from agreements associated with our television stations’ spectrum usage rights from a variety of sources, including but not limited to entering into agreements with third parties to utilize spectrum for the broadcast of their multicast networks, charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference from our broadcasting operations and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements. Revenue from such agreements is recognized over the period of the programming agreements or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference. In 2021, revenue from spectrum usage rights accounted for approximately 4% of our total television revenue.

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

Nielsen ratings provide advertisers with an industry-accepted measure of television viewing. Nielsen offers a ratings service measuring all television audience viewing. In recent years, Nielsen has modified the methodology of its ratings service in an effort to more accurately measure U.S. Hispanic viewing by using language spoken in the home as a control characteristic of its metered market sample. Nielsen has also added weighting by language as part of its local metered market methodology in many of our metered markets. Nielsen also continues to improve the methods by which it electronically measures television viewing, including using return path data, which is information acquired from MVPDs, and has expanded its Local People Meter service to several of our markets. We believe that these improvements will continue to result in more accurate ratings, allowing our advertisers to more precisely target our viewers. We have made significant investments in experienced sales managers and account executives and have provided our sales professionals with research tools to continue to attract major advertisers. There are other services that also measure television viewing and we regularly consider whether to make use of them.

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

We also directly or indirectly compete for viewers and revenue with both English- and Spanish-language independent television stations, other video media (including streaming, mobile and on demand), suppliers of cable television network programs, direct broadcast satellite systems, newspapers, magazines, radio, apps for mobile media devices, and other forms of entertainment and advertising. In certain markets we operate radio stations that indirectly compete for local and national advertising revenue with our television stations. Additionally, advertisers allocate finite advertising budgets across different media. We believe that the advent of new technologies and services, including digital advertising on digital platforms owned and operated by media companies, may result in continued emphasis by certain advertisers on these new technologies and services as compared to legacy media, such as television and radio.

We believe that our primary competitive advantages are the quality of the programming we receive through our affiliation with TelevisaUnivision and the quality of our local news programming. According to Nielsen, TelevisaUnivision’s primary Univision network is the most-watched Spanish-language network in the United States during prime time among U.S. Hispanics. Similarly, our local news achieves strong audience ratings. Also, according to Nielsen, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in 10 of our television markets among adults 18-34 years of age, including ties, and in 9 markets among adults 18-49 and adults 25-54 years of age, including ties.

Audio

Overview

We own and operate 46 radio stations (37 FM and 9 AM), 43 of which are located in the top 50 Hispanic markets in the United States, and we operate the Entravision Radio Network, through which we sell advertisements and provide syndicated radio programming to more than 100 markets across the United States. According to Nielsen, our radio stations broadcast into markets with a total population of approximately 19 million U.S. Hispanics, which is approximately 33% of the Hispanic population in the United States. Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with all locally produced programming.

Radio Programming

Radio Networks. Our networks allow advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner.

Although our networks have a broad geographic reach, technology allows our stations to offer the necessary local feel and to be responsive to local clients and community needs. Designated time slots are used for local advertising, news, traffic, weather, promotions and community events. The audience gets the benefit of a national radio sound along with local content. To further enhance this effect, prior to the COVID-19 pandemic our on-air personalities would frequently travel to participate in local promotional events. In response to the impact of the pandemic on COVID impact on in-person promotional events, along with the increasing consumer demand for social media content, Entravision formed a new promotional unit to connect advertisers with consumers on social media platforms.

Radio Formats. Each of our three radio networks produce a music format that is simultaneously distributed via multiprotocol label switching with a high definition quality sound to our stations. Each of these formats appeals to different listener preferences:

•
“La Suavecita” is a Mexican regional music format that targets primarily Hispanic women 25-49 years of age and Hispanic adults 25-54 years of age, which airs on 14 of our stations. The format features Spanish contemporary music and includes “El Genio” Alex Lucas in the mornings; “El Show de Piolin” during midday hours; and “Jimena Aguilar” in afternoon drive.
•
“La Tricolor” airs on 11 of our stations and targets primarily Hispanic males 18-49 years of age. The format features Mexican regional music and includes “El Show del Raton” in the mornings, “Carla La Plebe” during midday hours and “Erazno y La Chokolata”, a parody-based comedy program hosted by Oswaldo Diaz, with whom we have an affiliation agreement, in the afternoon drive.
•
“Fuego” is a Latin hit station that targets primarily bilingual and bicultural Hispanic adults 18-34 years of age, which airs on five of our stations and is syndicated in five other radio markets. The format features a music fusion from today’s top trending global music movement, Latin Urban, and includes “The Shoboy Show” in the mornings.

We broadcast, on an exclusive basis, NFL games in Spanish, including Sunday Night Football, Monday Night Football, the NFL playoffs, including the Super Bowl and the Pro Bowl, on 15 radio stations. We also broadcast Mexican National Soccer team matches through our partner Futbol de Primera, including a one-hour soccer program with general soccer updates and interviews, on 14 radio stations. We will also broadcast the 2022 FIFA World Cup in November and December 2022.

Our radio networks are broadcast in 13 of the 14 radio markets that we serve. In addition, in markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe appeals to local listeners, including the following:

•
“José”, which airs in the Los Angeles market, targets primarily Hispanic adults 25-54 years of age, This personality-driven format features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, and features “El Genio” Alex Lucas in the mornings; “El Show de Piolin” in daytime; and “Erazno y La Chokolata” in the afternoon drive.
•
“Viva Cumbia y Mas”, which airs in the Los Angeles market, targets primarily Hispanic adults 25-49 years of age and features top Cumbia and Grupero artists.
•
In the El Paso market, we program “The Fox”, an English-language format that features classic rock and pop hits from the 1960s through the 1980s and targets primarily adults 25-54 years of age;
•
In the McAllen market, we program two English-language formats, “Q94.5 All Rock”, a classic rock-oriented format that targets primarily males 25-54 and 35-54 years of age, and “RGV 107.9”, a hit-based adult contemporary format that targets primarily women 25-54 years of age;

•
In the Sacramento market, we program “Real Country”, an English-language format featuring country music from the 1980s through today and that targets primarily adults 25-54 years of age; and
•
In the Phoenix, El Paso, Lubbock, Denver and Albuquerque markets, we program “TUDN”, a Spanish-language sports talk format that targets primarily Hispanic adults 18-54 years of age, that is provided to us by Univision Radio Inc., an affiliate of TelevisaUnivision, pursuant to a network affiliation agreement.

Additionally, in November 2020, we launched “El Botón”, an online platform that allows consumers to stream our radio shows and stations directly on their mobile phones or other devices.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	José (1) Viva Cumbia y Mas (1) Viva Cumbia y Mas (1) La Suavecita José (1) José (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Phoenix, Arizona	8	KLNZ-FM KDVA-FM KVVA-FM KBMB-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor La Suavecita (1) La Suavecita (1) TUDN
Harlingen-Weslaco-Brownsville-McAllen, Texas	11	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Q94.5 All Rock Fuego La Suavecita RGV 107.9
Sacramento-Stockton-Modesto, California	12	KRCX-FM KNTY-FM KHHM-FM KXSE-FM KMIX-FM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 97.1 98.9	MHz MHz MHz MHz MHz MHz MHz	La Tricolor Real Country Fuego La Suavecita La Tricolor La Suavecita Fuego
Denver-Boulder, Colorado Aspen, Colorado	18	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	La Suavecita La Tricolor TUDN La Tricolor (1)
Albuquerque-Santa Fe, New Mexico	19	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	La Suavecita TUDN
El Paso, Texas	20	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	The Fox La Suavecita (1) La Tricolor TUDN La Suavecita (1)
Las Vegas, Nevada	24	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	Fuego La Tricolor
Monterey-Salinas-Santa Cruz, California	36	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor La Suavecita (1) La Suavecita (1)
Yuma, Arizona-El Centro, California	39	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	La Suavecita La Tricolor Time Brokered (2)(3)
Palm Springs, California	49	KLOB-FM	94.7	MHz	La Suavecita
		KPST-FM	103.5	MHz	Fuego
Lubbock, Texas	51	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor TUDN
Reno, Nevada	60	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2022 universe estimates.

(1)
Simulcast station.
(2)
Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.
(3)
We have entered into an agreement to sell this station. The transaction is expected to close in the second quarter of 2022.

Radio Advertising

Substantially all of the revenue generated from our radio operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its ad agency that is placed from within a station’s market. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force, in each of our markets, that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2021, local advertising revenue accounted for approximately 61% of our total radio revenue.

National. National advertising revenue generally represents spot and network revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. Since January 2020, Katz has acted as our national sales representative to solicit national spot advertising sales on all of our radio stations, and we act as our own network sales representative. In 2021, national advertising revenue accounted for approximately 39% of our total radio revenue.

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
•
changes in advertising choices and placements in different media, such as new media, including digital media, compared to traditional media, such as television and radio; and
•
general economic conditions, including advertisers’ budgetary considerations.

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

Radio Competition

We face intense competition in the radio broadcasting business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to maintain and increase our market share of overall radio advertising revenue and the economic health of the market and the nation. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast, cable, satellite and streaming television, magazines, outdoor advertising, satellite-delivered radio services, apps, podcasts and other forms of digital audio delivery, and direct mail advertising. In addition, in certain markets we operate television stations that indirectly compete for local and national advertising revenue with our radio business. Our primary competitors in our markets in Spanish-language radio are TelevisaUnivision, iHeartMedia Inc. (formerly Clear Channel Communications Inc.), Audacy (formerly Entercom, Inc.) and Spanish Broadcasting System, Inc. These and many of the other companies with which we compete are companies that have significantly greater resources and longer operating histories than we do.

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
•
satellite- and internet protocol network-delivered digital audio services—with both commercial-free and lower commercial load channels—which have expanded their subscriber base and have introduced dedicated Spanish-language channels and linear streams of over-the-air radio stations; and
•
In-Band On-Channel™ digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional high-definition FM radio services.

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

Seasonality

Our digital operations are not significantly subject to seasonality, although net revenue in our digital segment generally increases in each fiscal quarter over the course of the year. Seasonal net revenue fluctuations are common in television and radio broadcasting, and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In our television and audio segments, our first fiscal quarter generally produces the lowest net revenue for the year, and our second and third fiscal quarters generally produce the highest net revenue for the year. In addition, advertising revenue across our segments is generally higher during presidential election years (2020, 2024, etc.) and, to a lesser degree, Congressional mid-term election years (2022, 2026, etc.), resulting from increased political advertising in those years compared to other years. Advertising revenue in our audio segment is also generally higher during years when we broadcast the FIFA World Cup on our radio stations (2022, etc.).

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

We are evaluating the extent to which our proprietary intellectual property used in our digital operations may be protectable beyond the measures discussed above. However, we cannot provide any assurance that any of such intellectual property is protectable beyond the measures discussed above.

Regulation of Digital Advertising

We are subject to many United States federal and state laws and regulations, as well as laws and regulations of other jurisdictions, applicable to businesses engaged in providing digital advertising services. In general, these laws limit the use to which we can use PII gathered in the course of providing these services, impose substantial information security obligations, limit our ability to transfer data across national boundaries, and provide consumers with the right to know and access data relating to them and their households and to limit the retention and use of that information. These laws potentially can affect our business to the extent they restrict our business practices, increase our cost of compliance, impose obligations to respond to and comply with requests to limit the processing and retention of consumers’ PII, or impose a greater risk of liability for prohibited processing of PII and for data security incidents. These laws and regulations continue to evolve rapidly and may substantially impact our ability to derive revenue from targeted digital and other advertising and marketing, and are likely to impose additional compliance costs on our digital operations.

Compliance with privacy, data protection, and data security laws plays a significant role in our business. In the United States, both federal and state laws regulate activities inherent to digital advertising, including the collection, use, sharing, and distribution of consumer data by us and by companies with which we do business in the course of providing digital media services. We also rely on the services of third parties in gathering, using and storing consumer data, and these parties’ compliance with applicable laws affects our own compliance status. Because we interact with consumers outside the United States and provide services to advertisers who themselves interact with those consumers, the laws of other jurisdictions may also apply to the types of services we provide and to the gathering, use, and sharing of the PII of our viewers, listeners, and digital media users. In addition, because we and our affiliated entities provide digital advertising services to advertisers and other purchasers of advertising in regions including Latin America, Europe and Asia, our business is subject to the laws and regulations imposed in those regions. Privacy and data protection regulations have gained substantial publicity and attention in light of growing consumer expectations both for enhanced services as well as privacy, especially in light of publicized data breach incidents and allegations of undisclosed and uncontested use of consumers’ PII, and increasingly are the subject of regulatory attention and enforcement as well as private litigation often taking the form of consumer class actions. The regulatory standards continue to evolve in ways that impose additional compliance costs and risks on businesses, like ours, that possess, process and share consumer data. Of particular importance is the enactment of the California Consumer Privacy Act, or the CCPA, that became effective on January 1, 2020. The CCPA imposes restrictions on the use, sharing, and security of PII and substantially expands the definition of covered PII to include geolocation information and device location data, among other categories of information. The CCPA also provides rights and remedies to individual consumers, including the right to object to certain marketing uses of their information and, in certain circumstances, the right to require deletion of their PII and to opt out of the sale of their PII. California voters in November 2020 approved enactment of the California Privacy Rights Act, or the CPRA, that substantially amended the CCPA and broadened the rights provided to consumers covered by the CCPA. In particular, the CPRA added a “Do Not Share My Data” right that empowers consumers to require that covered businesses cease “sharing” the consumer’s PII for cross-context and cross-platform behavioral advertising. This provision may directly impact our digital advertising revenue and impose substantial additional compliance costs. The CPRA also grants consumers the right to limit the use, processing, and retention of certain sensitive PII. It is likely that advertisers, advertising service providers and data providers will modify their practices in light of the CCPA and CPRA in ways that may inhibit direct-to-consumer marketing and advertising with attendant revenue impacts. In addition, because of our targeted digital advertising strategies, we will be required to implement procedures to implement and recognize these rights and restrictions, imposing both operational costs and potential loss of revenues. The legislatures of Colorado and Virginia also have enacted consumer privacy laws that will become effective in 2023 and that, while substantially similar in scope to California’s CCPA/CPRA requirements, provide consumers with specific rights with regard to their PII and impose additional compliance obligations on businesses covered by these laws. The impact of these statutes likely will extend beyond the specific markets as it may become increasingly impractical to maintain parallel compliance processes across our markets. Other states are contemplating similar legislative and regulatory initiatives, some of which may impose additional or even inconsistent regulatory obligations. We are not presently able to determine the impact that state laws will have on our operations and results of operations. Additionally, state consumer protection laws and the enforcement of those laws by state attorneys general also impose substantial compliance risks on our business. By way of further example, California’s parallel children’s privacy law also has been expanded and potentially reaches consumers not covered by the Children's Online Privacy Protection Act, or COPPA.

Because there is no United States federal privacy legislation broadly applicable across business sectors, broadcast and online advertising activities in the United States primarily have been subject to regulation and enforcement by the Federal Trade Commission, or FTC, which principally relies on its enforcement authority under Section 5 of the Federal Trade Commission Act of 1914, as amended, or the FTC Act, to investigate and respond to allegedly unfair or deceptive acts and practices. Section 5 has been the primary regulatory tool at the federal level used to respond to claims of deceptive or inadequate advertising as well as privacy policies, inadequate data security practices, and the misuse of consumer data. The FTC’s enforcement focus has included close attention to the mobile advertising industry. For example, in December 2012, the FTC adopted amendments to rules under COPPA, which went into effect in July 2013. These amendments broaden the potential applicability of COPPA compliance obligations to our activities and those of our clients when interacting with children. In addition, the FTC’s testimonial and endorsement guidelines were updated in late 2009 and provide additional and expanded guidance for advertising practices using endorsements, testimonials, and similar content. In addition to formal rules and guidelines, the FTC’s active enforcement in the digital media industry creates evolving precedent for challenging digital advertising practices as deceptive or unfair. With the appointment of new leadership at the FTC, including a new Chair, the Commission has announced its intention to more aggressively enforce federal privacy laws, including Section 5, and has initiated proceedings designed to explore the possibility of additional administrative rulemaking that could impose additional substantive privacy compliance obligations on covered businesses. Unlike enforcement actions under Section 5, violations of such rules would result in administrative fines and other monetary liability.

The FTC has devoted particular attention to businesses within the digital media channel where the FTC has determined that potentially abusive practices have occurred or are likely to occur. The FTC focuses its enforcement resources on the accuracy of consumer disclosures, data security, data practices transparency, consumer tracking, and data aggregation. More recently, the FTC has communicated its intention to focus on the use of data to disadvantage vulnerable or minority communities, and particular attention has been paid to data brokers, processors, and aggregators of the type that may assist us in creating consumer profiles and in serving advertisements, with particular inquiry into issues of bias attendant to machine learning and algorithmically based practices. In some circumstances, the FTC has taken the position that advertisers may be liable for the acts of channel partners and has successfully brought enforcement actions against parties based on the activities of their channel partners. This creates the possibility of enforcement risk for acts other than our own.

The FTC also has employed its Section 5 authority to take action against digital advertising businesses with regard to their data security practices and policies, even apart from its traditional enforcement of privacy regulations and standards.
State attorneys general also enforce consumer protection laws, some modeled after the FTC Act, in ways that affect the digital advertising industry. In addition, many states mandate specific data security measures, and all U.S. states and the District of Columbia, as well as some municipalities, enforce data breach notification laws that require notification to consumers and, in some instances, law enforcement, in the event of a covered data security incident. There are private rights of action under some of these state laws, increasing the financial risk attendant to data incidents.

Because we rely upon third parties to assist us in operating and managing digital advertising and marketing strategies, our compliance obligations (and attendant risks) include the acts and omissions of those third parties. Federal enforcement and state legislation is also increasingly applied to biometric, geolocation technologies and to sensitive PII that is used in behavioral advertising and these developments may further impair data-driven digital advertising.

In other global markets we serve, the regulation of consumer practices in digital advertising is maturing. In Mexico, for example, the regulation of digital advertising largely relies on applying regulatory constraints on traditional print advertising (such as prohibitions on pornographic or politically inflammatory speech) to digital advertising. Brazil has enacted and enforces a privacy law of general application, the LGPD, substantially based on the GDPR of the EU, that may restrict the use of consumer data in connection with targeted and behavioral advertising. Asian jurisdictions, including India, are implementing stringent consumer privacy laws similar to, but distinct from, existing international regulatory regimes like the GDPR.

The issue of privacy in the digital media industry continues to evolve. U.S. and foreign governments have enacted, have considered, or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, retain, augment, analyze, use, and share consumer data, such as by regulating the use of multi-source consumer profiling, machine learning, personalized advertising delivery and, more generally, the level of consumer notice and consent required before a company can employ “cookies” or other electronic tools to track online activities and by providing consumers with greater control over how their information is used, maintained, sold and shared. Enforcement bodies are developing rules and enforcement standards applicable to the collection, storage, and use of geolocation data, biometric data, transparency of consumer data profile creation and management, and consumer access to and control over their individual online profiles and the collection of consumer data through “Internet of Things” technology. These evolving privacy and data security laws, particularly those of the European Union, Brazil, and Mexico present a particular compliance obligation given our relationships in those jurisdictions.

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

The regulation of cross-border data transfers is in a state of heightened uncertainty, with the EU judiciary having invalidated the Privacy Shield regime, which was developed by the EU and the United States to allow the transfer of the personal data of European nationals to the United States. While the EU and the United States have entered into negotiations aimed at creating a replacement for the Privacy Shield, no replacement has been created, and any such replacement process may also be challenged on the same grounds as was the Privacy Shield. The invalidation of a principal means for legitimizing the transfer of the PII of EU nationals limits the ability to coordinate cross-border digital advertising operations.

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

Additionally, in the United States and, increasingly, in other jurisdictions consumers are provided private rights of action to file civil lawsuits, including class action lawsuits, against companies that conduct business in the digital media industry, including makers of devices that display digital media, providers of digital media, operating system providers, third party networks and providers of Internet-connected devices and related services. Plaintiffs in these lawsuits have alleged a range of violations of federal, state and common law, including computer trespass and violation of specific privacy laws. Recent appellate decisions have affirmed the standing of consumers to initiate class and mass action litigation to remedy breaches of their privacy rights and injuries resulting from data breaches. State attorneys general in most states have the authority to bring similar actions on behalf of their residents.
Any failure, or perceived failure, by us to comply with U.S. federal, state, or applicable international laws or regulations pertaining to privacy or data protection, or other policies, self-regulatory requirements or legal obligations could result in proceedings or actions against us by governmental entities or others, and also could result in reputational injury and/or monetary fines

Regulation of Television and Radio Broadcasting

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

A time brokerage agreement with another television or radio station in the same market creates an attributable interest in the brokered television or radio station as well for purposes of the FCC’s local television or radio station ownership rules, if the agreement affects more than 15% of the brokered television or radio station’s weekly broadcast hours. Likewise, a joint sales agreement (“JSA”) involving radio stations creates a similar attributable interest for the broadcast station that is undertaking the sales function. As for television stations, the FCC adopted and then eliminated the practice of attribution for television JSAs, in its quadrennial ownership proceeding. The elimination of this practice was upheld by the U.S. Supreme Court in April 2021.

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

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. In certain markets, a single owner is permitted to have two stations with overlapping signals so long as they are assigned to different markets. The FCC’s rules regarding ownership permit, however, an owner to operate two television stations assigned to the same market, in markets where that is otherwise permissible, so long as if:

•
the television stations do not have overlapping broadcast signals; or
•
two of the stations are ranked top four in the market based upon audience share, and the FCC has conducted a review and determined, based on a review of the facts and circumstances, that the combination would not harm the public interest.

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

In recent years, the FCC has eliminated certain of its media ownership limitations, including the newspaper/broadcast cross-ownership rule, the radio-television cross-ownership rule, the so-called “eight voices” test that made it difficult to own more than one station in a smaller market, and the ownership of two of the top four television stations in a market. A new Quadrennial Review was commenced in late 2018 and has not yet resulted in any definitive action on the FCC’s part.

The rule changes that have previously gone into effect amend the FCC’s methodology for defining a radio market for the purpose of ownership caps. The FCC replaced its signal contour method of defining local radio markets in favor of a geographic market assigned by Nielsen Audio, the private audience measurement service for radio broadcasters. For non-Nielsen Audio markets, the FCC applies a “modified contour approach”. This modified approach excludes any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area. As for newspaper-broadcast cross-ownership, the FCC has eliminated that cross-ownership provision.

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

The FCC has previously decided that TelevisaUnivision’s television station interests are attributable to certain of our television interests in determining the television interests we must count for local and national multiple ownership purposes. In addition, the FCC, as previously noted, has commenced a rulemaking process to consider both the nationwide cap and the UHF discount. Should the UHF discount be eliminated or the nationwide cap be interpreted to treat all stations on an equal basis, we may, in the absence of retroactive applicability, which the FCC customarily does not apply, have to divest stations or be limited in our ability to acquire additional television stations.

The Communications Act requires broadcasters to serve the “public interest.” The FCC has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a broadcast station’s community of license. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC considers complaints from the public about a broadcast station’s programming when it evaluates the licensee’s renewal application, but complaints also may be filed and considered at any time. Stations also must follow various FCC rules that regulate, among other things, political broadcasting, the broadcast of profane, obscene or indecent programming, sponsorship identification (including foreign government program sponsorship identification), the broadcast of contests and lotteries and technical operations.

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

For the three-year period commencing on January 1, 2021, we currently intend to maintain our “retransmission consent” elections with almost all of the MVPDs that carry our full-service television programming in our television markets. We have arrangements or have entered into agreements with nearly all of our MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights, including through our national program supplier for Spanish-language programming, TelevisaUnivision, for our Univision- and UniMás-affiliated television stations, for the three-year period. We also have retransmission consent arrangements for our stations that do not have Univision or UniMás affiliations. As previously discussed, television stations in the same television market, even if not commonly-controlled, are not permitted to engage in joint negotiations for retransmission consent. This rule prohibits us and TelevisaUnivision from negotiating retransmission consent jointly, or from coordinating such negotiations, in those television markets where both companies own television stations.

The FCC has rules that govern the negotiation of retransmission consent agreements based on a policy decision to have those agreements negotiated in good faith. The FCC is undertaking a proceeding that could result in establishing new ground rules for such negotiations, including prohibiting certain negotiating practices on the part of broadcasters. In recently enacted legislation, small groups of cable systems were permitted to negotiate with large broadcast stations groups. We do not believe that this provision will have a material impact on our retransmission consent revenues. We are not certain whether or in what other form such provisions might be adopted and the impact of such changes on our negotiations and the economic results of such negotiations. Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As an element of the retransmission consent negotiations described above, we arranged that our broadcast signal be available to our MVPD viewers, no matter whether they obtain their cable service in analog or digital modes. Cable systems have transitioned to providing substantially all their cable services in digital only and we expect that any remaining analog cable service operations will be terminated by most cable operators and in most markets in the near future.

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

The FCC has required full-power and Class A television stations in the United States to operate in digital television. The transition date for low-power television stations to convert to digital or halt operations was postponed until July 13, 2021. We have timely completed the digital transition of all of our full-power and Class A television stations to the digital mode and those of our low-power stations where we believed it was in our best interest to do so.

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

In order to achieve this spectrum reallocation, Congress enacted legislation and the FCC established a mechanism for broadcasters to participate in a “voluntary incentive auction” in which interested station owners would offer the spectrum usage rights of their stations in a “reverse auction”, providing spectrum usage rights for wireless operators to purchase in a simultaneous or future “forward auction”. Through a series of rulemaking proceedings, the FCC established how stations would be valued, what percentage of the auction payments would go to broadcasters, and what rights, if any, stations that relinquished spectrum usage rights or stations agreeing to share spectrum usage rights would retain following the completion of the auction process. The incentive auction process resulted in the FCC recovering from broadcasters 84 MHz, or the equivalent of 14 television channels of 6 MHz each. Following the completion of the auction process in April 2017, the FCC provided for a repacking of the television band, commencing in late 2018 and extending until mid-2020, in order to deal with the reduction in spectrum available for over-the-air broadcast stations. This repacking has had an impact on certain of our full-service and Class A stations which have been relocated across the spectrum band. The FCC has used certain of the proceeds derived from the auction to reimburse broadcasters for certain costs associated with such repacking and where our stations are affected by the repacking. We have sought and received reimbursement from these funds to limit the economic impact of repacking on us. We have completed the repacking of all of our repacked full-service and Class A stations in compliance with the FCC’s schedule for undertaking the transition to post-auction channels.

In the reverse auction process, we returned the spectrum for four of our full-service and Class A stations and we received proceeds of approximately $264 million in 2017. Under the terms of the incentive auction, stations that returned their spectrum were entitled to engage subsequently in channel sharing arrangements. Under a channel sharing arrangement, a station that has returned spectrum (known as a sharee) enters into an agreement, meeting certain requirements set by the FCC, with another station that has not returned spectrum (known as the sharer), and the two parties then divide the authorized spectrum of the sharer enabling both to continue to transmit programming but with smaller amounts of bandwidth. A reduction in bandwidth may reduce the ability of a station in offering multicast programming and the revenue that can be derived from such service. In the case of two of our stations that returned spectrum, they are engaged in channel sharing with other of our stations. In the case of the other two stations, we entered into channel sharing agreements with third parties and expended certain of the incentive auction proceeds as consideration for the third parties to serve as our hosts. In the case of our Washington, D.C. Class A station, we ended our channel sharing arrangement as of December 31, 2021 and are determining whether to terminate its operations or seek another channel sharing partner.

The reduction in available spectrum arising from the post-auction repacking process may also have a detrimental impact on low-power stations (other than Class A stations), which are not protected owing to their secondary status.

Human Capital Management

As of December 31, 2021, we had approximately 1,094 employees in approximately 28 countries worldwide. Approximately 526 employees were employed in the United States and approximately 568 employees were employed in foreign countries.

We are a global company, and as a result we endeavor to have a diverse and inclusive workforce reflective of our international footprint. While we do not employ specific human capital measures in our business, we are committed to the overall health, safety and wellness of our employees globally. We offer our employees various health and wellness benefits that are tailored to the countries in which they are located, which we believe provide a sense of security. We also offer career growth and development opportunities. For example, we make available to our sales team, on a global basis, training to enhance their job-related skills.

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

Our overall commitment to our employees has extended to the COVID-19 pandemic. We implemented a work-from-home policy for our employees in several of the jurisdictions where we operate, which policy we believe has delivered a sense of safety. We have also adopted additional safety measures in several of our jurisdictions for our employees who do not work from home, including our employees who provide essential services on-site. These measures include distancing and masking requirements and communications regarding our policies and procedures related to the pandemic. We regularly review changing circumstances during the pandemic and have adjusted, and intend to adjust, these measures as appropriate.

ITEM 1A. RISK FACTORS

Summary

This summary is qualified in its entirety by the specific risk factors that follow this summary, as well as other risk factors contained throughout this report and referred to herein.

Investors in our company should be aware of significant risk factors, including the following:

•
If we fail to maintain and grow relationships with media companies and advertisers.
•
If we fail to respond to changes in the digital advertising industry.
•
From competition with media companies and other digital advertising companies.
•
From consumer acceptance in the emerging economies in our digital operations are focused.
•
By accessing digital advertising inventory on a regular basis to grow our business.
•
Relying on commercial partnerships with a small number of large media companies for the majority of our digital segment revenue.
•
Competing in the geographic markets in which we currently operate and may operate.
•
Because we do not have long-term commitments from our advertisers.
•
Because, in certain cases, we have guaranteed payment of net fees to the media companies for which we act as commercial partner.
•
Risks to our IT infrastructure from breaches and other cybersecurity incidents.
•
Being subject to rapidly evolving regulations in respect of protection of personal data.
•
From exchange controls and other restrictions on the movement of capital.
•
From political instability and greater government control of society and local economies.
•
Difficulty enforcing our legal rights in some of the countries in which we operate.
•
Infrastructure and Internet connectivity in the countries in which we operate.
•
Establishing adequate management and financial controls.
•
Our need to adapt to rapidly changing technology.
•
Our need to collect data from various sources, which may be restricted by a number of factors, including restrictions imposed by third party technology companies.
•
The technology we use in our operations may not be fully protectable.
•
The highly competitive industries in which we operate are subject to changing technologies, and we may not be able to compete successfully.
•
The impact of changes in the competitive landscape or technology on our ability to monetize our spectrum assets.
•
Cancellations or reductions of advertising.
•
Risks associated with the creditworthiness of our key advertisers.
•
Risks that retransmission consent agreements may be terminated or not extended.
•
Retransmission consent revenue may not continue to grow at recent rates.
•
Challenges integrating any acquisitions that we undertake.
•
Univision’s ownership of our Class U common stock may make some transactions difficult or impossible to complete without its consent.
•
If our affiliation or other contractual relationships with broadcast networks, particularly Univision, change in an adverse manner.
•
We may be subject to intellectual property rights claims by third parties.

•
Our substantial level of debt could limit our ability to grow and compete.
•
Our ability to generate cash needed to service our indebtedness and financial obligations.
•
If we cannot raise required capital, we may have to reduce or curtail certain operations.
•
Our advertising revenue can vary substantially from period to period.
•
The 2017 Credit Agreement contains various covenants that limit management’s discretion in the operation of our business and could limit our ability to grow and compete.
•
The current economic environment resulting from the COVID-19 pandemic.
•
We may never realize the full value of our intangible assets.
•
Fluctuations in foreign exchange rates in our overseas operations.
•
Failure to maintain our FCC broadcast licenses could cause a default under our 2017 Credit Facility and cause an acceleration of our indebtedness.
•
Displacement of any of our low-power television stations (other than Class A stations).
•
New laws or regulations that eliminate or limit the scope of our MVPD carriage rights.
•
Compliance with rules to carry our signals on DBS services.
•
Possible changes in the FCC’s ownership rules could limit on our ability to acquire stations in certain markets.
•
Changes in rules regarding over-the-air spectrum.
•
Our Chief Executive Officer currently has control of our company.
•
We are subject to various anti-takeover provisions.
•
Terms of additional equity or convertible debt financing could contain terms that are superior to the rights of our existing security holders.

Risks in Our Digital Operations

If we fail to maintain and grow our relationships with media companies and advertisers, our business, results of operations and financial condition could be adversely affected.

In our digital commercial partnerships business, we act as an intermediary between primarily global media companies and advertisers in 30 countries. Our continued success depends, among other things, on our ability to maintain existing relationships with these entities and develop new relationships with such entities.

We must maintain existing relationships with media companies and the digital platforms they own and operate, as well as develop new relationships with such media companies. We currently have commercial agreements, many of which are exclusive, with Meta, Spotify, TikTok, Twitter and certain other digital platforms. Some of these agreements provide that we are the only authorized intermediary for advertisers to acquire digital advertising inventory for that platform in a specific geographic market. The agreements we have entered into with these media companies provide, among other things, that we act as their representative and sell their digital advertising inventory, and achieve certain minimum target sales during specified periods of time. These commercial agreements typically have a one- to three-year term and are subject to renewal upon expiration. The commercial terms under these agreements, including but not limited to the amount of revenue we earn, are subject to renegotiation when they are renewed. Additionally, many of these agreements may be terminated upon notice or upon our failure to sell a minimum amount of digital advertising inventory, at our partners’ discretion. Any such changes of terminations could adversely affect our revenues and results of operations, alter or result in the termination of our relationship with such media company and/or result in our withdrawal from a given geographic market.

Our advertising customers consist of businesses and sometimes the ad agencies that place advertisements for these businesses. The agreements we typically enter into with our advertising customers or their ad agencies typically provides for a range of services, including securing advertising insertions on a digital platform, and may provide for certain managed services. Since these agreements typically do not require our advertising customers or their ad agencies to use our services exclusively, they may use other digital advertising companies – our competitors – or place ads directly with those media companies that provide such option in target markets. We must also provide our services in a way that satisfies our advertising customers or their ad agencies. Accordingly, we cannot assure you that we will be able to maintain our existing relationships with our advertising customers or their ad agencies, or develop new relationships with advertising customers or their ad agencies. They may also allocate advertising budgets towards digital platforms with which we do not have commercial agreements. If we fail to retain or expand our existing advertiser base or increase the amount of advertising purchases they make through us, our revenues and results of operations could be adversely affected.

If we fail to respond to changes in the digital advertising industry, our business may become less competitive.

Our business depends not only on our ability to effectively service the existing media companies and advertisers with which we have relationships, but to develop new solutions services in order to meet the changing needs of media companies and advertisers. Digital platforms are quickly evolving, while both media companies and advertisers are learning more about the digital advertising industry. As advertisers further develop their own technological knowledge that would allow them to navigate the digital advertising market themselves, and to the degree that digital platforms become more directly accessible to advertisers, our role as an intermediary between media companies and advertisers could become less attractive.

We compete with media companies themselves, as well as with other digital advertising companies.

We compete both with other digital advertising companies and with large media companies themselves that sell their own advertising inventory directly to advertisers. The decision of such media companies to compete with us may be unrelated to the results we achieve under the commercial agreements we have with such companies.

Furthermore, if we fail to respond to changes in the rapidly evolving digital advertising industry, our business model may become less attractive to media companies. Although historically global media companies have been slow to open offices in small, emerging economies, they may elect to do so in the future, which would materially and adversely affect our business, results of operations and financial condition.

The digital advertising market is relatively new and depends on acceptance in the emerging economies in which we our digital operations are primarily focused.

The digital advertising market is relatively new and may not sustain high levels of demand and market acceptance. While display advertising, such as print advertising, has been used successfully for decades, digital advertising on mobile, social media and other devices and platforms, is less well established. We depend, in part, on a broad level of acceptance and expansion of digital advertising, especially in the emerging economies which are the focus of our digital operations. If demand for digital advertising does not continue to grow or if digital advertising solutions do not achieve widespread acceptance, our revenue and results of operations could be adversely affected.

We must access digital advertising inventory on a regular basis to grow our business.

Our revenue derives from placing digital advertisements on third-party digital platforms. We do not own or operate the platforms, or the advertising inventory, upon which these advertisements are placed. The commercial agreements we enter into with media companies for which we act as commercial partner do not include long-term obligations requiring them to make their inventory available to us for sale to our advertising customers or their ad agencies. Moreover, many of these agreements may be terminated upon notice or upon our failure to sell a minimum amount of digital advertising inventory, at our partners’ discretion. Even though digital advertising inventory has tended to exceed the demand for digital advertising, leading to excess inventory available to advertisers, we cannot guarantee that, if demand for digital advertising continues to grow, we will continue to have ready access to adequate levels of digital advertising inventory to satisfy customer demand.

To date, we have relied, and currently expect to continue to rely, on commercial partnerships with a small number of large media companies for the majority of our digital segment revenue.

We derive the majority of our digital segment revenues from a small number of media companies for which we act as commercial partner. For the years ended December 31, 2021 and 2020, revenue from the top five media companies for which we act as commercial partner accounted for 61% and 26% of our consolidated revenue, respectively. For the years ended December 31, 2021 and December 31, 2020, Meta alone accounted for 55% and 24% of our consolidated revenue, respectively.

We expect that we will continue to depend upon a relatively small number of media companies for a majority of our digital segment revenue for at least the foreseeable future. The loss of any relationship with one of our existing media company customers, for any reason, could result in a loss of substantial revenue in the foreseeable future, and have a material adverse effect on our results of operations.

Competition in the geographic markets in which we currently operate and in the future may operate may increase, and existing or new competitors could enter these markets.

Competition in the geographic markets in which we operate, in some of which where we have exclusive commercial agreements as commercial partner, may increase in the future. Our primary competitors are other advertising representation companies and, to an increasing degree, media companies themselves. Certain competitors may seek to gain market share by providing enhanced managed services or offering discount pricing, in response to which we may be required to lower our own fees or may lose business to new competitors. Such developments could adversely affect our business, results of operations and financial condition.

In certain cases, we have guaranteed payment of fees to the media companies for which we act as commercial partner, creating a significant financial risk for us.

Some of the commercial agreements we have entered into with media companies for which we act as commercial partner obligate us to guarantee fees to be paid to these media companies. This puts significant financial risk on us if we are unable to collect fees in full from our advertising customers or their ad agencies.

For example, we allocate each of our advertisers a budget that they can use to purchase digital advertising inventory. We base this budget on financial and credit information, including information provided by our advertisers. If an advertiser were to send us inaccurate information, or if we were to fail to analyze the credit worthiness of any customer accurately, we may grant an advertiser more favorable credit or payment terms than are warranted, resulting in its difficulty in fulfilling its financial obligations to us.

Our systems and IT infrastructure may be subject to security breaches and other cybersecurity incidents.

We rely on the accuracy, capacity and security of our IT systems, some of which are managed or hosted by third parties, and our business operations may involve the transmission and/or storage of data, including in certain instances counterparties’ and employees’ business and personally identifiable information. Maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our counterparties, as security breaches, including computer viruses and malware, denial of service actions, misappropriation of data and similar events through the Internet (including via devices and apps connected to the Internet), and through email attachments and persons with access to these information systems, could result in vulnerabilities and loss of and/or unauthorized access to confidential information. We may face attempts by hackers, cybercriminals or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business and/or gain unauthorized access to confidential information. The reliability and security of our IT infrastructure and software, and our ability to expand and update technologies in response to our changing needs and the changing needs of our customers, is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation, potentially impair our advertisers’ access to Smadex and could potentially cause operational delays and other detrimental impacts on our operations. In addition, we could face enforcement actions by governments in the jurisdictions in which we operate, which could result in fines, penalties and/or other liabilities, which may cause us to incur legal fees and costs and/or additional costs associated with responding to a cyberattack.

Increased regulation regarding cybersecurity may increase our costs of compliance, including fines and penalties, as well as costs of cybersecurity audits and associated repairs or updates to infrastructure, physical systems or data processing systems. Any of these actions could have an adverse impact on our business and results of operations. Although we maintain insurance coverage to protect us against some of these risks, such coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach or disruption, unauthorized access or failure of systems.

We are subject to new and rapidly evolving regulations in respect of protection of personal data and any failure by us to comply with these regulations could result in loss of business and/or fines.

The handling and protection of PII is regulated in many jurisdictions where we operate, including but not limited to the CCPA in California, the LGPD in Brazil and the GDPR in the EU. These privacy and data-protection related laws and regulations are evolving rapidly, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In particular, the GDPR, which became effective in 2018, poses increased compliance challenges both for companies operating within the E.U. and non-E.U. companies that administer or process certain personal data of E.U. residents. The implementation of the GDPR prompted various other countries to implement or update their own data protection laws and regulations.

Any failure to comply with applicable data protection laws and regulations in any of the jurisdiction where we do business could subject us to significant penalties, negative publicity and reputational damage with our advertising customers or the media companies for which we act as commercial partner, which in turn could have an adverse effect on our business, financial condition and results of operations.

Our international operations subject us to significant costs and risks, which risks may increase if and as our overseas operations continue to expand.

Our international digital operations subject us to many risks associated with supporting a rapidly growing business across many cultures, customs, monetary, legal and regulatory systems, primarily in emerging economies. We currently have employees in 28 countries on five continents, and the countries in which our personnel are located and in which we operate includes primarily emerging economies. Such general risks include but are not limited to geopolitical concerns, local politics, governmental instability, socioeconomic disparities, fiscal policies, high inflation and hyper-inflation, currency fluctuations, currency exchange controls, restrictions on repatriating foreign-derived profits to the United States, local regulatory compliance, punitive tariffs, unstable local tax policies, trade embargoes, import and export license requirements, trade restrictions, greater difficulty collecting accounts receivable, unfamiliarity with local laws and regulations, differing legal standards in enforcing or defending our rights in courts or otherwise, the possibility of less favorable intellectual property protection than is provided in the United States, changes in labor conditions, difficulties in staffing and managing international operations, difficulties in finding personnel locally who are capable of complying with the financial and reporting requirements of U.S. reporting companies, actions taken by foreign governments to respond to localized public health emergencies, such as recent quarantines and travel restrictions related to the COVID-19 pandemic, and other cultural differences. Foreign economies may differ favorably or unfavorably from the U.S. economy in growth of gross domestic product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions, and in many other respects.

Some of the key specific risks to which we are subject as a result of our international operations in those markets where we currently operate, and those markets where we may expand our operations in the future, include, but are not limited to:

•
significant management, travel, infrastructure and legal compliance costs associated with having multiple international operations;
•
potential difficulty in enforcing contracts, pursuing collections and asserting other legal rights due to different legal systems compared to the United States;
•
regulatory and legal compliance, including with anti-bribery laws, import and export control laws, potential economic sanctions and other regulatory limitations or obligations on our operations;
•
significant administrative costs and risks associated with compliance with local laws and regulations, including relating to privacy and data security such as the GDPR in the EU and the LGPD in Brazil;
•
reduced protection for intellectual property rights in some countries;
•
compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes.
•
increased financial accounting and reporting burdens and complexities, including risks of maintaining internal controls and procedures, which we have experienced in the past and might experience in the future;
•
concerns regarding unstable or changing politic and/or economic conditions in the countries in which we operate;
•
the impact of global and regional recessions and economic instability;
•
heightened risks of unfair or corrupt business practices and of improper or fraudulent sales arrangements;
•
reduced protection of free speech and potential restrictions on access to social media and the Internet;
•
difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure;
•
difficulties in repatriating or transferring funds from or converting currencies;
•
administrative difficulties, costs and expenses related to various local languages and cultural differences; and
•
varied labor and employment laws, including those relating to termination of employees.

As a result of the breadth of our rapidly growing international digital operations, we may incur significant operating expenses, especially measured as a percentage of revenue generated in some of the markets in which we operate and may operate in the future. Our failure to manage successfully our growth internationally could adversely affect our result of operations and financial condition.

Exchange controls and other restrictions on the movement of capital out of certain jurisdictions or otherwise may adversely affecting our ability to repatriate funds.

In certain jurisdictions in which we operate, we are subject to the risk that regulatory authorities impose exchange controls or restrictions on the movement of capital, including restrictions on repatriation of funds or repatriation of profits. These controls may take different forms, but may include restrictions on the amount of funds that can be transferred or dividends that can be paid upstream to us from such jurisdictions. For example, in certain jurisdictions, including Argentina, India and South Africa, we must obtain regulatory approval prior to the repatriation of funds from these jurisdictions. We work to obtain applicable approvals in the jurisdictions that impose these controls and restrictions, but we cannot provide any assurance that such approvals will be obtained in a timely manner, or at all. These exchange control measures may also prevent or restrict the ability to hold foreign currency in cash within the relevant jurisdiction. If we are unable to transfer such amounts from such jurisdictions when and as needed, we will remain subject to foreign exchange risk relating to such retained funds denominated in local currencies, to the extent we cannot convert such funds into other currencies (whether as a result of foreign exchange restrictions in such jurisdictions or any restrictions on transferring funds out of such jurisdictions). This may subject us to significant foreign exchange risk, which could have an adverse effect on our results of operations, liquidity and financial condition.

In addition, repatriations of funds from other jurisdictions may be subject to withholding, income and other taxes under the laws of those jurisdictions. If our international locations are unable to repatriate funds and/or make other payments or transfers of funds to us when needed, we may be unable to satisfy certain of our financial obligations, which could adversely affect our business, results of operations and cash flow.

Political instability and greater government control of society and local economies are not uncommon in many emerging economies, including some of the markets in which we operate and may operate in the future.

We operate in 30 countries. The governments of some of the countries in which we operate, primarily emerging economies, often exercise significant influence or control over such countries’ economies. In addition, due to a certain level of political instability, changes in government, regimes or political philosophy as a result of democratic or non-democratic actions, may result in changes in policy and regulations. These changes could be sudden and fundamental. Some of such actions and resulting changes may include, among other things:

•
blocking access to bank accounts;
•
growth or downturn of the economy of the countries in which we operate;
•
interest rates and monetary policies;
•
exchange rates and currency fluctuations;
•
restrictions on capital and funds expatriation;
•
exchange control policies and restrictions on remittances abroad and repatriation of funds;
•
inflation;
•
currency devaluations;
•
hyperinflation;
•
wage and price controls;
•
liquidity of the domestic capital and lending markets;
•
blocked access to, or freezes on, bank accounts;
•
bank failures without adequate bank deposit insurance protection;
•
modifications to laws and regulations, sometimes radical changes, according to political, social and economic interests;
•
fiscal policy, monetary policy and changes in tax laws or rates;
•
economic, political and social instability, including general strikes, mass demonstrations and civil strikes;
•
high levels of unemployment and underemployment;
•
labor and social security regulations;
•
public health crises, including but not limited to the ongoing COVID-19 pandemic;
•
limited infrastructure, including access to telecommunications and Internet services;
•
energy and water shortages and rationing;
•
commodity prices;
•
high levels of organized crime activity;

•
government intervention in the private sector, including through potential nationalization or expropriation of private enterprises, and
•
other political, diplomatic, social and economic developments in or affecting the countries in which we operate.

We have no control over and cannot predict what measures or policies any governments may take in the future. However, any such changes, or combination of changes, could have an adverse effect on our business, results of operations and financial condition.

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

Infrastructure and Internet connectivity in the countries in which we operate may impact our operations.

The emerging economies in which we operate, and in which we may operate in the future, may be prone to weakness in infrastructure, including potential energy shortages and/or outages, inadequate or unreliable telecommunications, and lack of adequate Internet connectivity and bandwidth. Any of these factors could adversely affect the success of an advertiser's advertising campaigns or the perceived benefit to it placing, or continuing to place, digital advertisements in those markets.

In the past we have experienced, and we may in the future experience, difficulty establishing adequate management and financial controls in some of the countries in which we operate.

Certain of the countries in which we operate historically have been deficient in U.S.-style local management and concepts of internal control over financial reporting, or ICFR, as well as in modern banking and other control systems. As our digital operations have grown, we have experienced these problems and may experience them in new markets in which we may operate or with companies we have recently acquired or may acquire in the future. We have had, and we may have, difficulty in hiring and retaining a sufficient number of locally-qualified employees to work in such countries who are capable of satisfying all the obligations of a U.S. public reporting company, including ICFR. As a result of these factors, we may experience difficulty in establishing adequate management and financial controls (including ICFR), collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices in such countries in order to meet the requirements of U.S. GAAP and the rules and regulations of the SEC as in effect from time to time that are applicable to reporting companies.

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

Our ability to optimize the delivery of digital advertisements depends on our ability to successfully leverage data, including data that we collect from advertisers, publishers and third parties, as well as our own operating history. Using cookies and non-cookie based mechanisms, we collect information about the interactions of users with advertisers and publishers’ digital properties, including, for example, information about the placement of advertisements and users’ interactions with our clients’ websites or advertisements. Our ability to successfully leverage such data depends, in part, on our continued ability to access and use such data, which could be restricted by a number of factors, including new developments in, or new interpretations of, laws, regulations and industry standards, consumer choice, changes in technology, including changes in web browser technology, increased visibility of consent or “do not track” mechanisms or “ad-blocking” software, and restrictions imposed by large software companies and platform providers, web browser developers or other software developers. For example, mobile operating system and browser providers have announced product changes as well as future plans to limit the ability of app developers to collect and use data to target and measure advertising. Today, three major web browsers – Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge – block third-party cookies by default. Google has introduced new controls over third-party cookies in its Chrome web browser and has announced plans to phase out support for third-party cookies in Chrome by 2023. Last year Apple announced that it plans to make certain changes to its products and data use policies in connection with the release of its iOS 14 operating system that will reduce the ability to target and measure advertising. These types of restrictions could reduce the budgets marketers are willing to commit to us and other advertising platforms, and as a result could have an adverse effect on the results of our digital operations.

The technology on which we rely may not be protectable, which could result in competition from others who may utilize the same, or similar technology.

We rely on various technologies in our business, including but not limited to our Smadex ad purchasing platform, and the aggregation and analysis of data collected about online users in our digital ad solutions operations. While much of this technology is proprietary, we have not determined the extent to which this technology is protectable. To the extent that such technology is not protectable, others could use the same, or similar, technology in competition with us. Such competition could have a material adverse effect on our business, revenue and results of operations.

General Operational Risks

We operate in highly competitive industries subject to changing technologies, and we may not be able to compete successfully.

We operate in highly competitive industries. Our television stations and radio stations compete for audiences and advertising with other television stations, radio stations and digital media platforms, as well as with other forms of media and content delivery. Advances in technologies or alternative methods of content delivery, as well as changes in audience or advertiser expectations driven by changes in these or other technologies and methods of content delivery across our segments, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, text messaging, streaming video and downloaded content from mobile phones, tablets and other personal video and audio devices. For example, streaming services and devices that allow users to view or listen to television or radio programs on a time-shifted, on-demand basis, and technologies which enable users to fast-forward or skip advertisements altogether, such as DVRs and mobile devices, are causing changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of mobile devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations. Additionally, MVPDs, direct-to-home satellite operators, and other sources have implemented OTT services (operated by MVPDs and others, including Dish Network, AT&T/DirecTV, YouTube and Sony) that allow them to transmit targeted programming or limited bundles of broadcast and non-broadcast programming that may or may not include our stations over the Internet to audiences, potentially leading to increased competition for viewers in our markets. New technologies and methods of buying advertising present an additional competitive challenge, as competitors offer products and services such as the ability to purchase advertising programmatically or bundled offline and online advertising, aimed at capturing advertising spend that previously went to broadcasters.

Our inability, for technological, business or other reasons, to adapt to changes in program offerings and technology on a timely and effective basis, exploit new sources of revenue from these changes, or to enhance, develop, introduce and deliver compelling advertising solutions in response to changing market conditions and technologies or evolving expectations of advertisers may adversely affect our business prospects and results of operations.

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

We do not have long-term commitments from our advertisers, and we may not be able to retain or attract new advertisers or their ad agencies.

Most of our advertising customers or their ad agencies do business with us by requesting that we place insertion orders for advertising. Typically, these insertion orders may be cancelled by our customers or their ad agencies prior to the completion of the campaign without penalty, subject to payment for advertisements that have already been delivered. Our success depends, in part, upon our ability to secure repeat business from existing advertisers, while expanding the number of advertisers for which we provide services. Because we do not have long-term agreements with advertisers, we cannot guarantee that our current advertisers will continue to use our services, or that we will be able to replace advertisers who cease using our services with new advertising customers. These events, were they to occur, would adversely affect our revenue and results of operations, especially if we are unable to replace such advertising purchases. Many of our expenses are based, at least in part, on our expectations of future revenue and are therefore relatively fixed once budgeted. Therefore, weakness in advertising sales would adversely impact both our revenue and our results of operations.

We could be adversely affected by a competing radio station's format in a given market in which we operate.

If a competing radio station within a market converts to a format similar to that of one of our stations, or if one of our competitors upgrades its stations, we could suffer a reduction in ratings and advertising revenue in that market.

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

TelevisaUnivision’s ownership of our Class U common stock may make some transactions difficult or impossible to complete without TelevisaUnivision’s consent.

TelevisaUnivision is the holder of all of our issued and outstanding Class U common stock. Although the Class U common stock has limited voting rights and does not include the right to elect directors, we may not, without the consent of TelevisaUnivision, merge, consolidate or enter into a business combination, dissolve or liquidate or dispose of any interest in any FCC license with respect to television stations which are affiliates of TelevisaUnivision, among other things. TelevisaUnivision’s ownership interest may have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without TelevisaUnivision’s support or due to TelevisaUnivision’s then-existing media interests in applicable markets.

If our affiliation or other contractual relationships with broadcast networks, including but not limited to TelevisaUnivision, change in an adverse manner, it could negatively affect our television ratings, business, revenue and results of operations.

Our affiliations and other contractual relationships television networks, particularly TelevisaUnivision, have a significant impact on our business, revenue and results of operations of our television stations. If our affiliation agreements or another contractual relationship with a network, especially in the case of the TelevisaUnivision network, were terminated, in whole or in part, or if a network, such as TelevisaUnivision, were to stop providing programming to us for any reason and we were unable to obtain replacement programming of comparable quality, it could have a material adverse effect on our business, revenue and results of operations. We regularly engage in discussions with our network partners regarding various matters relating to our contractual relationships. If our network partners were to not continue to provide programming, marketing, available advertising time and other support to us on the same basis as currently provided, or if our affiliation agreements or another contractual relationships with them were to otherwise change in an adverse manner, it could have a material adverse effect on our business, revenue and results of operations.

Our television stations compete for audiences and advertising revenue primarily on the basis of programming content and advertising rates. Audience ratings are a key factor in determining our television advertising rates and the revenue that we generate. If our network partners’ programming success or ratings were to decline, it could lead to a reduction in our advertising rates and advertising revenue on which our television business depends. Additionally, by aligning ourselves closely with TelevisaUnivision, we might forego other opportunities that could diversify our television programming and avoid dependence on TelevisaUnivision’s television networks.

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

Our total indebtedness was approximately $214.2 million as of December 31, 2021. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of the 2017 Credit Agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged all of our domestic assets and our existing and future domestic subsidiaries to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If amounts outstanding under the 2017 Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full the obligation owed to such lender.

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

We reported net income attributable to common stockholders of $29.3 million and had positive cash flow from operations of $65.3 million for the year ended December 31, 2021. We reported net loss attributable to common stockholders of $3.9 million and had positive cash flow from operations of $63.4 million for the year ended December 31, 2020. Additionally, as of December 31, 2021, we had an accumulated deficit of $522.5 million. If we were to experience net losses and/or declining net revenue over a period of time, there could be an adverse effect on our liquidity and capital resources. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to obtain additional equity or debt financing, refinance our existing debt, sell assets and/or curtail certain operations. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. Any default under our 2017 Credit Facility, or inability to renegotiate such agreements or obtain additional financing if needed, would have a material adverse effect on our overall business and financial condition.

Our ability to generate the significant amount of cash needed to service our indebtedness and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. In addition, we may not be able to pay amounts due on our indebtedness.

As of December 31, 2021, we had outstanding total indebtedness of approximately $214.2 million. Our ability to make payments on and refinance our indebtedness, including the amounts borrowed under our 2017 Credit Facility and other financial obligations, and to fund our operations, depends on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which is subject to many factors, including prevailing economic conditions and financial, business and other factors, many of which are beyond our control.

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
•
for our television and audio segment, the health of the economy in the markets where our television and radio stations are located and in the nation as a whole, and for our digital segment, the health of the economy in the markets where our digital advertising customers, publishers and audiences are located, and globally as a whole;
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

The current uncertain economic environment resulting from the COVID-19 pandemic and the continuing effects of the pandemic may have an adverse impact on our industry, business, results of operations and financial position.

The COVID-19 pandemic has caused a severe interruption in daily life and business throughout the United States and around the world, causing concerns about the extent and duration of the resulting economic environment. The continuation or worsening of current economic conditions could have an adverse effect on the fundamentals of our business, results of operations and financial position. These conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive, services, healthcare, retail, travel, restaurant and telecommunications industries, which provide a significant amount of our advertising revenue, or who advertise through the purchase of digital advertising in our digital segment. There can be no assurance that we will not experience any further material adverse effect on our business as a result of the current economic environment or that the actions of the United States Government, Federal Reserve or other U.S. or foreign governmental and regulatory bodies for the purpose of addressing any resurgence of the pandemic, or stabilizing economies or financial markets will achieve their intended effect.

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
•
the financial condition of advertising customers or their ad agencies that purchase digital advertising from us in our digital segment;
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

The current economic environment resulting from the COVID-19 pandemic and the continuing effects of that environment, and its impact on consumer and general business confidence, could negatively affect us.

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

Our operations and performance depend significantly on U.S. and, increasingly, international, economic conditions and their impact on purchases of advertising by our customers. As a result of the economic environment resulting from the COVID-19 pandemic, general economic conditions may not improve, or even deteriorate significantly, through future periods in 2022 and possibly beyond, depending upon the extent and duration of the pandemic and the rate at which economies recover. As a result, economic conditions may remain volatile and uncertain for the foreseeable future.

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

Goodwill and intangible assets totaled $344.8 million and $324.1 million at December 31, 2021 and 2020, respectively, primarily attributable to acquisitions in prior years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value.

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

Our digital segment engages in business operations involving a large number of currencies.

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

U.S. and foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising, including, for example, the online collection and use of anonymous user data and unique device identifiers, such as IP address or unique mobile device identifiers, geo-location data, biometric data, and other privacy and data protection regulation. Some authorities have applied competition rules to regulate digital advertising practices which may result in structural changes to advertising practices. Congress in the United States and legislatures in other countries and communities are considering legislation that would structurally regulate digital advertising and the platforms that support such advertising, potentially disrupting the current markets for digital advertising services. Such legislation or regulations could increase the costs of doing business online, and could reduce the demand for our digital solutions or otherwise adversely affect our digital operations. For example, a wide variety of state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, such measures may not always be effective. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices. These laws and regulations may impose obligations that are inconsistent with or interfere with our ability to comply with other legal obligations. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations governing privacy, data security or consumer protection, could result in proceedings against us by governmental entities, consumers or others. Any such proceedings could force us to spend significant amounts in defense of these proceedings, distract our management, result in fines or require us to pay significant monetary damages, damage our reputation, adversely affect the demand for our services, increase our costs of doing business or otherwise cause us to change our business practices or limit or inhibit our ability to operate or expand our digital operations. Because we, at times, rely on third parties to perform functions on our behalf, non-compliance by these third parties with laws and regulations relating to the services they provide to us, as well as their failure to secure adequately the information that we entrust to them, may subject us to additional legal exposure. The increased regulatory scrutiny of data practices has complicated the process of engaging third party service providers and performing due diligence and supplier management processes, and limited some parties’ willingness to share, process or store data that supports consumer marketing and advertising, adversely affecting the financial results of such business activities.

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

We own and operate a number of television stations in the FCC’s low-power television service. Our low-power television stations operate with less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations (but not our Class A television stations) are treated as a secondary service. If any or all of our low-power stations are found to cause interference to full-power stations or sufficient channels become unavailable to accommodate incumbent broadcast television stations, owing to the relocation of full-power stations to fewer channels as part of the incentive auction repacking process, we could be required to eliminate the interference, terminate service, or consider other options, including channel sharing arrangements. In a few urban markets where we operate, including San Diego, there are a limited number of alternative channels to which our low-power television stations can migrate. As a result of the elimination of part of the broadcast spectrum or otherwise, we conducted a review of our low-power television stations that resulted in the return of certain of our licenses as we sort to optimize our low-power station portfolio.

Because our full-power television stations rely on retransmission consent rights to obtain MVPD carriage, new laws or regulations that eliminate or limit the scope of our MVPD carriage rights or affect how we negotiate our agreements, could have a material adverse impact on our television operations.

We no longer rely on “must carry” rights to obtain the retransmission of our full-power television stations on MVPDs. New laws or regulations could affect retransmission consent rights and the negotiating process between broadcasters and MVPDs and this may affect our negotiating strategies and the economic results we achieve in such negotiations. For instance, the inability of non-common owners of television stations in a television market to negotiate with MVPDs has an impact on our negotiating arrangements with TelevisaUnivision.

As we have come to the end of the term of our carriage agreement with TelevisaUnivision, for certain of our markets, we have had to confront retransmission consent agreements that are conditioned on the carriage of Univision or UniMás Network programming. In the absence of such programming, our stations in affected markets have faced the loss of carriage on MVPDs until the commencement of the next carriage election cycle, where we may choose to elect must carry treatment.

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

As of March 9, 2022, Walter F. Ulloa, and stockholders affiliated with him, collectively hold approximately 59.1% of the voting power of our common stock. Under Delaware law, these stockholders, by themselves, have the power to elect all the directors of our company and determine the outcome of most matters placed before the stockholders for action.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Monica, California. We currently lease approximately 16,000 square feet of space in the building housing our corporate headquarters under a lease that we amended as of February 16, 2022. The lease, as amended, provides that we will expand our corporate headquarters within the same building to a space consisting of approximately 37,506 square feet, at which point the term of the lease will be extended until January 31, 2034, subject to adjustment. We expect to complete our relocation in the second half of 2022.

We also lease approximately 41,000 square feet of space in the building housing our radio network headquarters in Los Angeles, California, under a lease under which we have given notice that we are terminating the lease effective as of September 30, 2022. We intend on moving our personnel in the Los Angeles office to our expanded space in our Santa Monica headquarters.

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

As of March 9, 2022, there were approximately 102 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by S&P Global Market Intelligence, depicts our performance for the period from December 31, 2016 through December 31, 2021, as measured by total stockholder return calculated on a dividend reinvestment basis, on our Class A common stock, compared with the total return of the S&P 500 Index, the S&P Broadcasting & Cable TV Index and the Dow Jones U.S. Media Index. This graph assumes $100 was invested in each of our Class A Common Stock, the S&P 500 Index, the S&P Broadcasting & Cable TV Index and the Dow Jones U.S. Media Index, as of the market close on December 31, 2016. We added the Dow Jones U.S. Media Index, which was not included in prior years, to reflect that we are a U.S.-based media company that has diversified our operations beyond broadcasting to include our digital operations. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Entravision Communications Corporation, the S&P 500 Index

and the S&P Broadcasting Index

Total Return Performance
Entravision Communications Corporation
S&P 500 Index
S&P Broadcasting Index
Dow Jones U.S. Media Index
Index Value
250
200
150
100
50
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Entravision Communications Corporation	100.00	104.85	44.78	43.02	48.27	121.19
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P Broadcasting Index	100.00	96.94	85.21	92.78	80.89	76.94
Dow Jones U.S. Media Index	100.00	109.21	104.67	137.79	168.81	158.12

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	350,500	$2.28	(2)	9,732,071

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

In the year ended December 31, 2021, we did not repurchase any shares of our Class A common stock. As of December 31, 2021, we have repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million. All repurchased shares were retired as of December 31, 2021.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2021, 2020 and 2019 and consolidated financial condition as of December 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

The discussion and analysis of our financial condition and results of operations for 2021 compared to 2020 appears below. As permitted by SEC rules, we have omitted the discussion and analysis of our financial condition and results of operations for 2020 compared to 2019. See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2020, for this discussion.

OVERVIEW

We are a leading global advertising solutions, media and technology company. Our operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. Our digital segment, whose operations are primarily located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. Our television and audio operations reach and engage U.S. Hispanics in the United States. For financial reporting purposes, we report in three segments based upon the type of advertising medium: digital, television and audio (formerly radio). Our net revenue for the year ended December 31, 2021 was $760.2 million. Of that amount, revenue attributed to our digital segment accounted for approximately 73%, revenue attributed to our television segment accounted for approximately 19%, and revenue attributed to our audio (formerly radio) segment accounted for approximately 8%.

We provide digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four separate business units:

•
our digital commercial partnerships business;
•
Smadex, our programmatic ad purchasing platform;
•
our branding and mobile performance solutions business; and
•
our digital audio business.

Through our digital commercial partnerships business – the largest of our digital business units – we act as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies we represent include Meta Platforms, or Meta (formerly known as Facebook Inc.), Twitter, Inc., or Twitter, ByteDance Ltd., also known as TikTok, and Spotify AB, or Spotify, as well as other media companies, in 30 countries throughout the world. Our dedicated local sales teams sell advertising space on these media companies' digital platforms to our advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. We also provide some of our advertising customers billing, technological and other support, including strategic marketing and training, which we refer to as managed services.

Smadex is our proprietary automated purchasing platform, on which advertisers can purchase ad inventory. This practice – the purchase and sale of advertising inventory electronically – is referred to in our industry as programmatic advertising. Smadex is also a “demand-side" platform, which allows advertisers to purchase space from online marketplaces on which media companies list their advertising inventory. Most advertisements acquired through Smadex are placed on mobile devices, but they may also be placed on computers and Internet-connected televisions. We also provide managed services to some of our advertising customers in connection with their use of our Smadex platform.

We also offer a branding and mobile performance solutions business, which provides managed services to advertisers looking to connect with consumers, primarily on mobile devices. Our digital audio business provides digital audio advertising solutions for advertisers in the Americas.

We have a diversified media portfolio that targets Hispanic audiences. We own and/or operate 49 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. Our television operations comprise the largest affiliate group of both the top-ranked primary Univision television network of TelevisaUnivision Inc., or TelevisaUnivision, and TelevisaUnivision’s UniMás network. We own and operate 46 radio stations in 14 U.S. markets. Our radio stations consist of 37 FM and 9 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also sell advertisements and syndicate radio programming to more than 100 markets across the United States.

In our digital segment, we generate revenue primarily from sales of advertising that are placed by our advertising customers or their ad agencies on the digital platforms of third-party media companies for which we act as commercial partner or placed directly with online digital marketplaces through our Smadex platform. In our television and audio segments, we generate revenue primarily from sales of national and local advertising time on television stations and radio stations, retransmission consent agreements that are entered into with multichannel video programming distributors, or MVPDs, and agreements associated with our television stations’ spectrum usage rights. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. In our digital segment, we recognize advertising revenue when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. In our television and audio segments, we recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers across any of our operations and, consequently, they may cancel, reduce or postpone orders without penalties. In our television and audio segments, we pay commissions to agencies for local and national advertising. For contracts we have entered into directly with agencies, we record net revenue from these agencies.

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

In our digital segment, our primary expense is cost of revenue which consists primarily of the costs of online media acquired from the media companies for which we act as commercial partner or purchased directly from online digital marketplaces through our Smadex platform, as well as third party server costs. Our primary expenses in our television and audio segments, and a secondary expense in our digital segment, is employee compensation, including commissions paid to our sales staff and amounts paid to our national sales representative firms, as well as expenses for general and administrative functions, promotion and selling, engineering, marketing, and local programming.

Highlights

As part of the expansion of our digital segment we engaged in several acquisitions during the year ended December 31, 2021:

•
we acquired the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock, and we now own 100% of the issued and outstanding shares of stock of Cisneros Interactive;
•
we acquired 100% of the issued and outstanding shares of stock of MediaDonuts, a digital advertising solutions company in Southeast Asia.; and
•
we acquired 100% of the issued and outstanding shares of stock of 365 Digital, a digital advertising solutions company headquartered in South Africa.

During 2021, our consolidated revenue increased to $760.2 million from $344.0 million in the prior year, primarily due to an increase in advertising revenue attributed to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021. Additionally, the increase in revenue was attributed to our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, increases in local and national advertising revenue, revenue from spectrum usage rights and retransmission consent revenue, partially offset by a decrease in political advertising revenue.

Net revenue for our digital segment increased to $555.3 million in 2021, from $143.3 million in 2020. This increase of approximately $412.0 million was primarily due to an increase in advertising revenue attributed to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and due to acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively.

Net revenue for our television segment decreased to $146.8 million in 2021, from $154.5 million in 2020. This decrease of approximately $7.7 million was primarily due to a decrease in political advertising revenue, partially offset by increases in local and national advertising revenue, revenue from spectrum usage rights and retransmission consent revenue. We generated a total of $37.0 million in retransmission consent revenue for the year ended December 31, 2021 compared to $36.8 million for the year ended December 31, 2020. We generated a total of $6.2 million in spectrum usage rights revenue for the year ended December 31, 2021 compared to $5.4 million for the year ended December 31, 2020.

Net revenue for our audio segment increased to $58.0 million in 2021, from $46.3 million in 2020. This increase of approximately $11.7 million was primarily due to increases in local and national advertising revenue, partially offset by a decrease in political advertising revenue.

The Impact of the COVID-19 Pandemic on our Business

This section of this report should be read in conjunction with the rest of this item, “Forward-Looking Statements” and Notes to Consolidated Financial Statements appearing herein, for a more complete understanding of the impact of the COVID-19 pandemic on our business.

Notwithstanding periodic increases in COVID-19 cases from time to time during 2021, the COVID-19 pandemic had a lessened impact on our business during the quarter and year ended December 31, 2021 compared to previous periods since the pandemic began in March 2020. Subject to the extent and duration of possible resurgences of the pandemic and the uncertain economic environment that has resulted from the pandemic, we anticipate that the pandemic will continue to have diminishing or little effect on our business, from both an operational and financial perspective, in future periods. Nonetheless, we remain cautious due to the unpredictable nature of the pandemic and its effects.

Operational Impact

Most of our employees in our digital segment work remotely and we have not seen a significant interruption in our digital operations to date. However, we cannot give any assurance at this time whether a resurgence or more prolonged impact of the pandemic in any location where our digital operations have employees or operate would not adversely affect our digital operations.

To date, we have experienced no significant interruption of our broadcasts in our television and audio segments in any of the markets in which we own and/or operate stations. Most of our personnel have returned to work at our stations, subject to brief periods if they have tested positive and are recovering from COVID-19. However, we cannot give any assurance at this time whether a resurgence or more prolonged impact of the pandemic in any of our markets would not adversely affect our ability to continue staffing our stations at appropriate levels to continue broadcasts without interruption.

Our corporate office is located in Santa Monica, California. Most of our personnel have returned to work in our corporate office, subject to brief periods if they have tested positive and are recovering from COVID-19, with some personnel continuing to work remotely. We have not experienced any significant interruption in any of our corporate or administrative departments, including without limitation our finance and accounting departments.

Financial Impact

Despite publicly available information that the U.S. economy is recovering, such improvement is uneven geographically and by industry, and remains uneven in many parts of the world, including places where we have digital operations. Our operations and results of operations may be adversely impacted by any resurgence of the pandemic, the rate of vaccinations of the population and other factors beyond our control. Accordingly, the effect of the economic disruption that has resulted from the pandemic continues to be felt by us to some degree and may continue to be felt by us in future periods, particularly as our international operations continue to expand to include parts of the world where vaccination rates are generally lower and infection rates are generally higher. We are also closely monitoring the impact of the current omicron variant, which began toward the end of the fourth quarter of 2021, with very high infection rates throughout the world, including the United States.

In the first quarter of 2021, we experienced some cancellations of advertising and a decrease in new advertising placements in our television segment and especially in our audio segment, continuing a trend that we had begun to experience since the beginning of the pandemic in March 2020, although this trend ended during the second quarter of 2021. During the quarter ended December 31, 2021, and for the full year ended December 31, 2021, we did not experience material cancellations of advertising or a decrease in new advertising placements in our television and audio segments. Nonetheless, at this time we do not know if certain behavioral changes by audiences in their television viewership and radio listening habits during the pandemic are permanent and the impact any such changes could have on our results of operations in future periods.

In order to preserve cash during this uncertain period, we have instituted certain cost reduction measures that are still in effect. On March 26, 2020, we suspended repurchases under our share repurchase program. Effective May 16, 2020, we suspended company matching of employee contributions to their 401(k) retirement plans. We reduced our dividend by 50% beginning in the second quarter of 2020, and we may continue to do so in future periods. Other cost reduction measures that we instituted during 2020 were restored to original levels by the end of 2020. We will continue to monitor all of these actions closely in light of current and changing conditions and may institute such additional actions as we may believe are appropriate at a future date.

Additionally, we have elected to defer the employer portion of the social security payroll tax (6.2%) as provided in the Coronavirus Aid, Relief and Economic Security Act of 2020, commonly known as the CARES Act. The deferral was effective from March 27, 2020 through December 31, 2020. The deferred amount is considered to be timely paid if 50% is paid by December 31, 2021 and the remainder is paid by December 31, 2022. During the year ended December 31, 2021, we paid 50% of the deferred amount.

Because of unprecedented uncertainties regarding the extent and duration of the pandemic and the continuing economic disruption that has resulted from the pandemic, our results of operations for the quarter and year ended December 31, 2021 may not be indicative of our results of operations for any future period. We do not know how soon the global, U.S. and local economies will fully recover to pre-pandemic levels. Therefore, we may continue to experience an adverse financial impact on our business and results of operations, albeit at a potentially slower rate, and possibly our financial condition, for an unknown period of time. Additionally, any resurgence of the pandemic; reimposition of lockdown, shelter-in-place, stay-at-home and similar orders; prolongation of the continuing economic disruption that has resulted from the pandemic; or permanent changes in consumer behavior, could intensify this adverse impact and adversely affect our business, results of operations and financial condition in future periods during the course of the pandemic, or beyond. We continue to closely monitor the situation across all fronts and will need to continue to remain flexible in order to respond to developments as and if they occur. However, we cannot give any assurance if, or the extent to which, we will be successful in any such efforts.

Relationship with TelevisaUnivision

Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreement with TelevisaUnivision provides certain of our owned stations the exclusive right to broadcast TelevisaUnivision’s primary Univision network and UniMás network programming in their respective markets. Under the network affiliation agreement, we retain the right to sell no less than four minutes per hour of the available advertising time on stations that broadcast Univision network programming, and the right to sell approximately four and a half minutes per hour of the available advertising time on stations that broadcast UniMás network programming, subject to adjustment from time to time by TelevisaUnivision.

Under the network affiliation agreement, TelevisaUnivision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations.

We also generate revenue under two marketing and sales agreements with TelevisaUnivision, which give us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2021 and 2020, retransmission consent revenue accounted for approximately $37.0 million and $36.8 million, respectively, of which $25.9 million and $26.8 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

On October 2, 2017, we entered into the current affiliation agreement with TelevisaUnivision, which superseded and replaced our prior affiliation agreements with TelevisaUnivision. Additionally, on the same date, we entered into the current proxy agreement and current marketing and sales agreements with TelevisaUnivision, each of which superseded and replaced the prior comparable agreements with TelevisaUnivision. The term of each of these current agreements expires on December 31, 2026 for all of our

Univision and UniMás network affiliate stations, except that each current agreement expired on December 31, 2021 with respect to our Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C.

Univision currently owns approximately 11% of our common stock on a fully-converted basis. Our Class U common stock, all of which is held by TelevisaUnivision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer of such shares of Class U common stock to a third party that is not an affiliate of TelevisaUnivision. In addition, as the holder of all of our issued and outstanding Class U common stock, so long as TelevisaUnivision holds a certain number of shares of Class U common stock, we may not, without the consent of TelevisaUnivision, merge, consolidate or enter into a business combination, dissolve or liquidate our company or dispose of any interest in any FCC license with respect to television stations which are affiliates of TelevisaUnivision, among other things.

Acquisitions and Dispositions

Cisneros Interactive

On October 13, 2020, we acquired from certain individuals (collectively, the “Sellers”), 51% of the issued and outstanding shares of stock of a digital advertising solutions company that, together with its subsidiaries, does business under the name Cisneros Interactive. The acquisition, funded from cash on hand, included a purchase price of approximately $29.9 million in cash. We concluded that the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock was considered to be a noncontrolling interest.

In connection with the acquisition, we also entered into a Put and Call Option Agreement (the “Put and Call Agreement”). Subject to the terms of the Put and Call Agreement, if certain minimum EBITDA targets are met, the Sellers had the right (the “Put Option”), between March 15, 2024 and June 13, 2024, to cause us to purchase all (but not less than all) the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock at a purchase price to be based on a pre-determined multiple of six times Cisneros Interactive’s 12-month EBITDA in the preceding calendar year. The Sellers also had the right to exercise the Put Option upon the occurrence of certain events, between March 2022 and April 2024.

Additionally, subject to the terms of the Put and Call Agreement, we had the right (the “Call Option”), in calendar year 2024, to purchase all (but not less than all) the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock at a purchase price to be based on a pre-determined multiple of six times of Cisneros Interactive’s 12-month EBITDA in calendar year 2023.

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.

As a result of the Put Option and Call Option redemption features, and because the redemption was not solely within the control of the Company, the noncontrolling interest was considered redeemable, and was classified in temporary equity within our Consolidated Balance Sheets initially at its acquisition date fair value. The noncontrolling interest was adjusted each reporting period for income (or loss) attributable to the noncontrolling interest as well as any applicable distributions made. Since the noncontrolling interest was not then redeemable under the terms of the Put and Call Agreement and it was not probable that it would become redeemable, we were not required to adjust the amount presented in temporary equity to its redemption value in prior periods. The fair value of the redeemable noncontrolling interest which includes the Put and Call Agreement recognized on the acquisition date was $30.8 million.

The following is a summary of the final purchase price allocation (in millions):

Cash	$8.7
Accounts receivable	50.5
Other assets	8.3
Intangible assets subject to amortization	41.7
Goodwill	10.5
Current liabilities	(48.1)
Deferred tax	(10.9)
Redeemable noncontrolling interest	(30.8)

Intangibles assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Publisher relationships	$34.4	10.0
Advertiser relationships	5.2	4.0
Trade name	1.7	2.5
Non-Compete agreements	0.4	4.0

The fair value of the assets acquired includes trade receivables of $50.5 million. The gross amount due under contract is $54.0 million, of which $3.5 million is expected to be uncollectable. Subsequent to the initial purchase price allocation, and during the measurement period, we increased other assets and deferred tax by $2.1 million and $0.3 million, respectively, and decreased goodwill by $1.8 million, to reflect final tax amounts.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to our digital segment and is attributable to Cisneros Interactive’s workforce and synergies from combining Cisneros Interactive’s operations with those ours.

On September 1, 2021, we acquired the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock, and as of that date we own 100% of the issued and outstanding shares of stock of Cisneros Interactive. As consideration for the acquisition of the remaining 49%, we agreed to pay the Sellers contingent earn-out payments, based on a predetermined multiple of six times Cisneros Interactive’s 12-month EBITDA targets in calendar years 2021, 2022 and 2023, each divided by three, and an additional payment equal to $10,000,000, less an amount (up to $10,000,000) equal to 49 percent of any amounts paid by Cisneros Interactive for future acquisitions. The fair value of the contingent consideration recognized on the acquisition date was $84.4 million, which was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 6.5% to 7.2% over the three-year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. We recognize any future changes in fair value of the contingent liability in earnings.

As part of the Company’s acquisition of the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock, the Put and Call Agreement was terminated effective September 1, 2021. Applicable accounting guidance requires changes in our ownership interest while we retain controlling financial interest in our subsidiary to be accounted for as an equity transaction. Therefore, no gain or loss was recognized in relation to the acquisition of the remaining 49% of the issued and outstanding shares of stock of Cisneros Interactive. As of the acquisition date, the carrying amount of the noncontrolling interest was adjusted to reflect the change in our ownership interest, and the difference between the fair value of the contingent consideration and the amount by which the noncontrolling interest was recognized as a decrease to paid-in capital in the Consolidated Balance Sheets and the Statements of Stockholders' Equity.

Effective December 31, 2021, we agreed to pay certain of the Sellers an accelerated earn-out based on the EBITDA for calendar year 2021, payable in early 2022. As of December 31, 2021 the contingent liability was adjusted to its current fair value of $97.1 million, of which $44.6 million is a current liability and $52.5 million is a noncurrent liability. The change in the fair value of the contingent liability of $12.7 million loss is reflected in the Consolidated Statements of Operations. The remaining Sellers may elect to accelerate their earn-out payments upon the occurrence of certain events.

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in thousands):

	Years Ended December 31,
	2021	2020	2019
Beginning balance	$33,285	$-	$-
Initial fair value of redeemable noncontrolling interests	-	30,762	-
Net income (loss) attributable to redeemable noncontrolling interest	5,938	2,523	-
Acquisition of redeemable noncontrolling interest	(39,223)	-	-
Ending balance	$-	$33,285	$-

During the year ended December 31, 2021, Cisneros Interactive generated net revenue and net income of $453.9 million and $12.1 million, respectively. During the year ended December 31, 2020, since the acquisition date, Cisneros Interactive generated net revenue and net income of $89.2 million and $5.1 million, respectively.

The following unaudited pro forma information has been prepared to give effect to our wholly-owned acquisition of Cisneros Interactive as if the acquisition had occurred on January 1, 2020. This pro forma information was adjusted to exclude acquisition fees and costs of $0.9 million for the year ended December 31, 2020, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what our actual results of operations would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

Year Ended
December 31,
(in thousands, except share and per share data)	2020
Pro Forma:
Total revenue	$488,137
Net income (loss)	5,257
Net income (loss) attributable to redeemable noncontrolling interest	(5,343)
Net income (loss) attributable to common stockholders	$(86)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$0.00
Weighted average common shares outstanding basic and diluted	84,231,212

MediaDonuts

On July 1, 2021, we acquired 100% of the issued and outstanding shares of stock of MediaDonuts, a digital advertising solutions company in Southeast Asia. The acquisition, funded from cash on hand, includes a purchase price of approximately $15.1 million in cash, which amount was adjusted at closing to approximately $17.1 million due to customary purchase price adjustments for cash, indebtedness and estimated working capital. Subsequently, the purchase price was adjusted downward by approximately $1.2 million, based on actual working capital acquired. Additionally, the transaction includes up to $7.4 million in contingent earn-out payments based upon the achievement of certain EBITDA targets in calendar years 2021 and 2022, and an additional earn-out based upon the achievement of certain year-over-year EBITDA growth targets in calendar years 2023 and 2024, calculated as a pre-determined multiple of EBITDA for each of those years. The total purchase price for the acquisition, including the fair value of the contingent consideration, was $36.2 million.

We are in the process of completing the purchase price allocation for our acquisition of MediaDonuts. The measurement period remains open pending the finalization of the pre-acquisition tax-related items. The following is a summary of the purchase price allocation (in millions):

Cash	$4.3
Accounts receivable	9.9
Other assets	1.8
Intangible assets subject to amortization	22.8
Goodwill	13.4
Current liabilities	(10.1)
Deferred tax	(4.2)
Debt	(1.7)

Intangibles assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Publisher relationships	$16.9	10.0
Advertiser relationships	3.7	4.0
Trade name	2.0	5.0
Non-Compete agreements	0.2	4.0

As noted above, the acquisition of MediaDonuts includes a contingent consideration arrangement that requires additional consideration to be paid by us to MediaDonuts based on a pre-determined multiple of MediaDonuts' 12-month EBITDA targets in calendar years 2021 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $20.3 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 5.8% to 6.7% over the three year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability was subsequently adjusted and has been reflected in the Consolidated Balance Sheet as of December 31, 2021 as noncurrent liabilities of $15.8 million. For the year ended December 31, 2021, we recognized $4.5 million gain in the Consolidated Statements of Operations to reflect changes in fair value of the contingent liability.

The fair value of the assets acquired includes trade receivables of $9.9 million. The gross amount due under contract is $10.2 million, of which $0.3 million is expected to be uncollectable.

During the year ended December 31, 2021, MediaDonuts generated net revenue and net income of $30.9 million and $5.6 million, respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to our digital segment and is attributable to MediaDonuts' workforce and expected synergies from combining MediaDonuts' operations with those of the ours.

The following unaudited pro forma information has been prepared to give effect to our acquisition of MediaDonuts as if the acquisition had occurred on January 1, 2020. This pro forma information was adjusted to exclude acquisition fees and costs of $0.7 million for the year ended December 31, 2021, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what our actual results of operations would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Years Ended
	Ended December 31,
(in thousands, except share and per share data)	2021	2020
Pro Forma:
Total revenue	$781,835	$372,519
Net income (loss) attributable to common stockholders	32,997	(522)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.39	$(0.01)
Net income (loss) per share, attributable to common stockholders, diluted	$0.38	(0.01)
Weighted average common shares outstanding, basic	85,301,603	84,231,212
Weighted average common shares outstanding, diluted	87,910,603	84,231,212

365 Digital

On November 1, 2021, we acquired 100% of the issued and outstanding shares of stock of 365 Digital, a digital advertising solutions company headquartered in South Africa. The acquisition, funded from cash on hand, includes a purchase price of approximately $1.8 million in cash, which amount was adjusted at closing to approximately $1.9 million due to customary purchase price adjustments for cash, indebtedness and estimated working capital. Additionally, the transaction includes contingent earn-out payments based upon the achievement of certain EBITDA targets in calendar years 2022, 2023 and 2024, calculated as a pre-determined multiple of EBITDA for each of those years. The total purchase price for the acquisition, including the fair value of the contingent consideration, was $3.9 million.

We are in the process of completing the purchase price allocation for our acquisition of 365 Digital. The measurement period remains open pending the finalization of the pre-acquisition tax-related items. The following is a summary of the purchase price allocation (in millions):

Cash	$0.5
Accounts receivable	1.1
Intangible assets subject to amortization	2.2
Goodwill	2.1
Current liabilities	(1.4)
Deferred tax	(0.6)

Intangibles assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Publisher relationships	$1.7	9.0
Advertiser relationships	0.2	4.0
Trade name	0.2	5.0
Non-Compete agreements	0.1	4.0

As noted above, the acquisition of 365 Digital includes a contingent consideration arrangement that requires additional consideration to be paid by us to 365 Digital based on a pre-determined multiple of 365 Digital's 12-month EBITDA targets in calendar years 2022 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $2.0 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 7.6% to 8.3% over the three year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability has been reflected in the Consolidated Balance Sheet as of December 31, 2021 as noncurrent liabilities of $2.0 and has not changed materially between the acquisition date and December 31, 2021.

The fair value of the assets acquired includes trade receivables of $1.1 million. The gross amount due under contract is $1.1 million, of which a de minimis amount is expected to be uncollectable.

During the year ended December 31, 2021, 365 Digital generated net revenue and net income of $1.9 million and $0.1 million, respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to our digital segment and is attributable to 365 Digital's workforce and expected synergies from combining 365 Digital's operations with those of ours.

The following unaudited pro forma information has been prepared to give effect to our acquisition of 365 Digital as if the acquisition had occurred on January 1, 2020. This pro forma information was adjusted to exclude acquisition fees and costs of $0.2 million for the year ended December 31, 2021, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what our actual results of operations would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Years Ended
	Ended December 31,
(in thousands, except share and per share data)	2021	2020
Pro Forma:
Total revenue	$762,300	$344,965
Net income (loss) attributable to common stockholders	30,642	(3,747)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.36	$(0.04)
Net income (loss) per share, attributable to common stockholders, diluted	$0.35	(0.04)
Weighted average common shares outstanding, basic	85,301,603	84,231,212
Weighted average common shares outstanding, diluted	87,910,603	84,231,212

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

	Years Ended December 31,			% Change	% Change
	2021	2020	2019	2021 to 2020	2020 to 2019
Net Revenue
Digital	$555,338	$143,309	$68,908	288%	108%
Television	146,839	154,456	149,654	(5)%	3%
Audio	58,015	46,261	55,013	25%	(16)%
Consolidated	760,192	344,026	273,575	121%	26%
Cost of revenue - digital	466,517	106,928	36,757	336%	191%
Direct operating expenses
Digital	25,481	15,227	18,357	67%	(17)%
Television	63,016	61,145	61,778	3%	(1)%
Audio	27,952	28,537	39,277	(2)%	(27)%
Consolidated	116,449	104,909	119,412	11%	(12)%
Selling, general and administrative expenses
Digital	26,123	15,404	13,904	70%	11%
Television	18,381	19,748	22,638	(7)%	(13)%
Audio	12,081	13,252	17,423	(9)%	(24)%
Consolidated	56,585	48,404	53,965	17%	(10)%
Depreciation and amortization
Digital	8,377	2,561	4,723	227%	(46)%
Television	12,477	12,918	10,059	(3)%	28%
Audio	1,566	1,803	1,866	(13)%	(3)%
Consolidated	22,420	17,282	16,648	30%	4%
Segment operating profit (loss)
Digital	28,840	3,189	(4,833)	804%	*
Television	52,965	60,645	55,179	(13)%	10%
Audio	16,416	2,669	(3,553)	515%	*
Consolidated	98,221	66,503	46,793	48%	42%
Corporate expenses	32,993	27,807	28,067	19%	(1)%
Change in fair value of contingent consideration	8,224	—	(6,478)	*	(100)%
Impairment charge	3,023	40,035	32,097	(92)%	25%
Foreign currency (gain) loss	508	(1,052)	754	*	*
Other operating (gain) loss	(6,998)	(6,895)	(5,994)	1%	15%
Operating income (loss)	$60,471	$6,608	$(1,653)	815%	*
Net income (loss) attributable to common stockholders	$29,292	$(3,910)	$(19,712)	*	(80)%
Consolidated adjusted EBITDA (1)	$88,033	$60,419	$41,209	46%	47%
Capital expenditures
Television	$2,833	$7,184	$24,174
Digital	2,073	1,659	318
Audio	705	641	792
Consolidated	$5,611	$9,484	$25,284
Total assets
Television	$433,303	$425,899	$465,758
Digital	309,347	196,020	51,979
Audio	108,692	125,426	138,463
Consolidated	$851,342	$747,345	$656,200

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of December 31): 2021, 1.6 to 1; 2020, 2.3 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Consolidated adjusted EBITDA (1)	$88,033	$60,419	$41,209
EBITDA attributable to redeemable noncontrolling interest	9,127	3,436	—
Interest expense	(7,020)	(8,265)	(13,683)
Interest income	245	1,748	3,353
Gain (loss) on debt extinguishment	—	-	(255)
Income tax (expense) benefit	(18,679)	(1,506)	(8,158)
Amortization of syndication contracts	(475)	(504)	(505)
Payments on syndication contracts	473	458	543
Non-cash stock-based compensation included in direct operating expenses	(3,234)	(1,247)	(732)
Non-cash stock-based compensation included in corporate expenses	(6,361)	(3,878)	(3,645)
Depreciation and amortization	(22,420)	(17,282)	(16,648)
Change in fair value of contingent consideration	(8,224)	—	6,478
Other operating gain (loss)	6,998	6,895	5,994
Impairment charge	(3,023)	(40,035)	(32,097)
Non-recurring severance charge	(423)	(1,654)	(2,250)
Dividend income	213	28	918
Equity in net income (loss) of nonconsolidated affiliates	—	—	(234)
Net (income) loss attributable to redeemable noncontrolling interest	(5,938)	(2,523)	—
Net income (loss) attributable to common stockholders	29,292	(3,910)	(19,712)
Depreciation and amortization	22,420	17,282	16,648
Deferred income taxes	14,554	(6,225)	5,311
Amortization of debt issue costs	604	649	881
Amortization of syndication contracts	475	504	505
Payments on syndication contracts	(473)	(458)	(543)
Equity in net (income) loss of nonconsolidated affiliate	—	—	234
Non-cash stock-based compensation	9,595	5,125	4,377
(Gain) loss on disposal of property and equipment	(4,629)	(731)	158
(Gain) loss on debt extinguishment	—	—	255
Net (income) loss attributable to redeemable noncontrolling interest	5,938	2,523	—
Impairment charge	3,023	40,035	32,097
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(49,109)	(20,100)	8,610
(Increase) decrease in prepaid expenses and other assets	6,782	11,526	2,102
Increase (decrease) in accounts payable, accrued expenses and other liabilities	26,781	17,229	(19,384)
Cash flows from operating activities	$65,253	$63,449	$31,539

(footnotes on preceding page)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Consolidated Operations

Net Revenue. Net revenue increased to $760.2 million for the year ended December 31, 2021 from $344.0 million for the year ended December 31, 2020, an increase of approximately $416.2 million. Of the overall increase, approximately $412.0 million was attributable to our digital segment and was primarily due to advertising revenue resulting from our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and due to advertising revenue resulting from our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively. In addition, of the overall increase, approximately $11.7 million was attributable to our audio segment primarily due to increases in local and national advertising revenue, partially offset by a decrease in political advertising revenue. The overall increase was partially offset by a decrease of approximately $7.7 million attributable to our television segment, primarily due a decrease in political advertising revenue, partially offset by increases in local and national advertising revenue, revenue from spectrum usage rights and retransmission consent revenue.

We believe that for the full year 2022, net revenue will increase primarily as a result of growth in our digital segment and operating MediaDonuts and 365 Digital for a full year in 2022 compared to 2021. In addition, we believe that for the full year 2022, net revenue will increase as a result of an increase in political advertising revenue compared to 2021.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $466.5 million for the year ended December 31, 2021 from $106.9 million for the year ended December 31, 2020, an increase of $359.6 million, primarily due to increased costs of revenue following our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively.

Direct Operating Expenses. Direct operating expenses increased to $116.4 million for the year ended December 31, 2021 from $104.9 million for the year ended December 31, 2020, an increase of approximately $11.5 million. Of the overall increase, approximately $10.3 million was attributable to our digital segment primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and direct operating expenses resulting from our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. Additionally, approximately $1.9 million of the overall increase was attributable to our television segment and was primarily due to increases in non-cash stock-based compensation and program fees expense, partially offset by a decrease in expenses associated with the decrease in political advertising revenue and decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. The overall increase was partially offset by a decrease of approximately $0.5 million that was attributable to our audio segment and was primarily due to decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. As a percentage of net revenue, direct operating expenses decreased to 15% for the year ended December 31, 2021 from 30% for the year ended December 31, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that direct operating expenses will increase during 2022, primarily as a result of growth in our digital segment and operating MediaDonuts and 365 Digital for a full year in 2022 compared to less than a full year in 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $56.6 million for the year ended December 31, 2021 from $48.4 million for the year ended December 31, 2020, an increase of approximately $8.2 million. Of the overall increase, approximately $10.7 million was attributable to our digital segment and was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and selling, general and administrative expenses resulting from our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. The overall increase was partially offset by a decrease of approximately $1.3 million that was attributable to our television segment and was primarily due to decreases in bad debt and salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. Additionally, the overall increase was partially offset by a decrease of approximately $1.2 million attributable to our audio segment and was primarily due to decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic. As a percentage of net revenue, selling, general and administrative expenses decreased to 7% for the year ended December 31, 2021 from 14% for the year ended December 31, 2020, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that selling, general and administrative expenses will increase during 2022, primarily as a result of growth in our digital segment and operating MediaDonuts and 365 Digital for a full year in 2022 compared to less than a full year in 2021.

Corporate Expenses. Corporate expenses increased to $33.0 million for the year ended December 31, 2021 from $27.8 million for the year ended December 31, 2020, an increase of $5.2 million. The increase was primarily due to increases in salaries, non-cash stock-based compensation expense and audit fees. As a percentage of net revenue, corporate expenses decreased to 4% for the year ended December 31, 2021 from 8% for the year ended December 31, 2020.

We believe that corporate expenses will not change significantly during 2022 compared to 2021.

Depreciation and Amortization. Depreciation and amortization increased to $22.4 million for the year ended December 31, 2021 from $17.3 million for the year ended December 31, 2020, an increase of $5.1 million. The increase was primarily attributable to amortization of the intangible assets from the acquisitions of Cisneros Interactive and MediaDonuts, and fixed assets additions in our television segment as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017, partially offset by a decrease due to long-lived assets in our digital segment that were impaired in the first quarter of 2020.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to our acquisitions of Cisneros Interactive and Media Donuts, we recognized expense of $8.2 million for the year ended December 31, 2021.

Foreign currency loss. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital advertising solutions business, and as a result, a portion of our revenues is denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, certain other Latin American currencies and various other currencies. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our digital business. Foreign currency loss was $0.5 million for the year ended December 31, 2021, compared to foreign currency gain of $1.1 million for the year ended December 31, 2020, primarily due to currency fluctuations that affected our digital segment operations located outside the United States, primarily related to the digital business.

Other operating gain. Other operating gain increased to $7.0 million for the year ended December 31, 2021 from $6.9 million for the year ended December 31, 2020, an increase of $0.1 million, primarily due to gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017, and gains from the sale of certain assets.

Impairment. We incurred an impairment charge related to indefinite life intangible assets totaling $1.3 million due to a termination of an agreement with a media company for which we act as commercial partner in our digital segment, and impairment charges related to assets held for sale of $1.7 million for the year ended December 31, 2021.

We incurred impairment charges related to indefinite life intangible assets of $32.5 million, impairment charge related to intangible assets subject to amortization of $5.3 million, impairment charge related to goodwill of $0.8 million, and impairment charge related to property and equipment of $1.5 million for the year ended December 31, 2020.

These write-downs were made pursuant to ASC 350, “Intangibles – Goodwill and Other”, which requires that goodwill and certain intangible assets be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the assets might be impaired.

Operating Income (Loss). As a result of the above factors, operating income was $60.5 million for the year ended December 31, 2021, compared to operating income of $6.6 million for the year ended December 31, 2020.

Interest Expense, net. Interest expense, net increased to $6.8 million for the year ended December 31, 2021 from $6.5 million for the year ended December 31, 2020, an increase of $0.3 million, primarily due to lower interest income as our available-for-sale securities have matured, partially offset by a decrease in interest expense due to lower principal balance and a lower interest rate.

Dividend Income. Dividend Income was $0.2 million for the year ended December 31, 2021 due to a dividend received on a cost method investment.

Income Tax Expense or Benefit. Income tax expense for the year ended December 31, 2021 was $18.7 million. The effective tax rate for the year ended December 31, 2021 was different from our statutory rate due to foreign and state taxes, a valuation allowance on deferred tax assets in our Spanish, Paraguay and Mexico digital entities, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income. Income tax expense for the year ended December 31, 2020 was $1.5 million. The effective tax rate for the year ended December 31, 2020 was different from our statutory rate due to foreign and state taxes, a valuation allowance on deferred tax assets in our Spanish entity, adjustments to our state tax return filings as a result of gain that was previously deferred, and nondeductible expenses, primarily goodwill impairment charges.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of our digital operations located in Spain, Paraguay and Mexico. As a result of recurring losses from our digital operations in Spain, Paraguay and Mexico, management has determined that it is more likely than not that deferred tax assets of approximately $1.9 million at December 31, 2021 will not be realized and therefore we have established a valuation allowance on those assets.

Segment Operations

Digital

Net Revenue. Net revenue in our digital segment increased to $555.3 million for the year ended December 31, 2021 from $143.3 million for the year ended December 31, 2020, an increase of $412.0 million. The increase was primarily due to advertising revenue resulting from our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and due to advertising revenue resulting from our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively.

Cost of revenue. Cost of revenue in our digital segment increased to $466.5 million for the year ended December 31, 2021 from $106.9 million for the year ended December 31, 2020, an increase of $359.6 million, primarily due to increased costs of revenue following our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively. As a percentage of digital net revenue, cost of revenue increased to 84% for the year ended December 31, 2021 from 75% for the year ended December 31, 2020, primarily due to the acquisition of a majority interest in Cisneros Interactive which operates with lower margins compared to our other digital operations. We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this trend, we are offering programmatic alternatives to advertisers, which is putting pressure on margins. Additionally, we experienced lower margins related to revenue generated from the media companies for which we act as commercial partner as a result of relative negotiating strength and industry trends generally. We expect these trends will continue in future periods, likely resulting in a higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Direct operating expenses. Direct operating expenses in our digital segment increased to $25.5 million for the year ended December 31, 2021 from $15.2 million for the year ended December 31, 2020, an increase of $10.3 million. The increase was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and direct operating expenses resulting from our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $26.1 million for the year ended December 31, 2021 from $15.4 million for the year ended December 31, 2020, an increase of $10.7 million. The increase was primarily due to our acquisition of a majority interest in Cisneros Interactive during the fourth quarter of 2020, which became wholly-owned during the third quarter of 2021, and selling, general and administrative resulting from our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, partially offset by decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Television

Net Revenue. Net revenue in our television segment decreased to $146.8 million in 2021, from $154.5 million in 2020. This decrease of approximately $7.7 million was primarily due to a decrease in political advertising revenue, partially offset by increases in local and national advertising revenue, revenue from spectrum usage rights and retransmission consent revenue. We generated a total of $37.0 million in retransmission consent revenue for the year ended December 31, 2021 compared to $36.8 million for the year ended December 31, 2020. We generated a total of $6.2 million in spectrum usage rights revenue for the year ended December 31, 2021 compared to $5.4 million for the year ended December 31, 2020.

In general, our television segment faces declining audiences, which we believe is present across the industry, competitive factors with the other major Spanish-language broadcaster, and changing demographics and preferences of audiences. Additionally, notwithstanding the increases in local and national advertising revenue, we have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $63.0 million for the year ended December 31, 2021 from $61.1 million for the year ended December 31, 2020, an increase of approximately $1.9 million. The increase was primarily due to increases in non-cash stock-based compensation and program fees expense, partially offset by a decrease in expenses associated with the decrease in political advertising revenue and decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $18.4 million for the year ended December 31, 2021 from $19.7 million for the year ended December 31, 2020, a decrease of approximately $1.3 million. The decrease was primarily due to decreases in bad debt and salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Audio

Net Revenue. Net revenue in our audio segment increased to $58.0 million in 2021, from $46.3 million in 2020. This increase of approximately $11.7 million was primarily due to increases in local and national advertising revenue, partially offset by a decrease in political advertising revenue.

In general, our audio segment faces declining audiences, which we believe is present across the industry, competitive factors with other major Spanish-language broadcasters, and changing demographics and preferences of audiences. Additionally, notwithstanding the increases in local and national advertising revenue, we have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue.

Direct Operating Expenses. Direct operating expenses in our audio segment decreased to $28.0 million for the year ended December 31, 2021 from $28.5 million for the year ended December 31, 2020, a decrease of approximately $0.5 million. The decrease was primarily due to decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our audio segment decreased to $12.1 million for the year ended December 31, 2021 from $13.3 million for the year ended December 31, 2020, a decrease of approximately $1.2 million. The decrease was primarily due to due to decreases in salary expense associated with furloughs and layoffs that occurred in 2020 because of the COVID-19 pandemic.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income attributable to common stockholders of $29.3 million for the year ended December 31, 2021, and net losses attributable to common stockholders of $3.9 million and $19.7 million for the years ended December 31, 2020 and 2019, respectively. We had positive cash flow from operations of $65.3 million, $63.4 million and $31.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this annual report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $185.1 million as of December 31, 2021. Our liquidity is not materially impacted by the amounts held in accounts outside the United States.

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

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of December 31, 2021, the interest rate on our Term Loan B was 2.84%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

The Term Loan B Facility does not contain any financial covenants. In connection with our entering into the 2017 Credit Agreement, we and our restricted subsidiaries also entered into a Security Agreement, pursuant to which we and all of the companies existing in future wholly-owned domestic subsidiaries each granted a first priority security interest in the collateral securing the 2017 Credit Facility for the benefit of the lenders under the 2017 Credit Facility.

We did not make prepayments in 2021 and 2020.

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

The carrying amount of the Term Loan B Facility as of December 31, 2021 was $210.5 million, net of $1.9 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of December 31, 2021 was $209.1 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

In the year ended December 31, 2021, we did not repurchase any shares of our Class A common stock. As of December 31, 2021, we have repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million. All repurchased shares were retired as of December 31, 2021.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $88.0 million for the year ended December 31, 2021 from $60.4 million for the year ended December 31, 2020, an increase of $27.6 million, or 46%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 12% for the year ended December 31, 2021, from 18% for the year ended December 31, 2020.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of December 31): 2021, 1.6 to 1; 2020, 2.3 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 71.

Cash Flow

Net cash flow provided by operating activities was $65.3 million for the year ended December 31, 2021 compared to net cash flow provided by operating activities of $63.4 million for the year ended December 31, 2020. We had net income of $35.2 million for the year ended December 31, 2021, which included non-cash items such as deferred income taxes of $14.6 million, depreciation and amortization expense of $22.4 million, non-cash stock-based compensation expense of $9.6 million, and impairment charge of $3.0 million. We had net loss of $1.4 million for the year ended December 31, 2020, which included non-cash items such as deferred income taxes of $6.2 million, depreciation and amortization expense of $17.3 million, and impairment charge of $40.0 million. We expect to have positive cash flow from operating activities for the 2022 year.

Net cash flow provided by investing activities was $17.3 million for the year ended December 31, 2021, compared to net cash flow provided by investing activities of $38.1 million for the year ended December 31, 2020. During the year ended December 31, 2021, we had proceeds of $27.8 million from the maturity of marketable securities and proceeds of $10.4 million from the sale of property and equipment and intangibles, and we spent $14.3 million on the acquisitions of MediaDonuts and 365 Digital, net of cash acquired, $5.8 million on net capital expenditures, and $0.8 million on the purchase of investment. During the year ended December 31, 2020, we had proceeds of $63.5 million from the maturity of marketable securities and proceeds of $5.1 million from the sale of property and equipment and intangibles, and we spent $21.3 million on the acquisition of a majority interest in Cisneros Interactive net of cash acquired, $9.1 million on net capital expenditures, and $0.2 million on the purchase of intangible assets. We anticipate that our capital expenditures will be approximately $16.4 million during the full year 2022. Of this amount, we expect that approximately $3.6 million will be reimbursed in connection with a new office lease (see Note 19 to Notes to Consolidated Financial Statements). The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $16.6 million for the year ended December 31, 2021, compared to net cash flow used in financing activities of $15.5 million for the year ended December 31, 2020. During the year ended December 31, 2021, we made dividend payments of $8.5 million, principal debt repayments of $3.0 million, payments for financing costs of $0.6 million, and spent $4.7 million for taxes related to shares withheld for share-based compensation plans. During the year ended December 31, 2020, we made dividend payments of $10.5 million, principal debt repayments of $3.0 million, paid $0.5 million for the repurchase of stock, and spent $1.4 million for taxes related to shares withheld for share-based compensation plans.

Commitments and Contractual Obligations

Our material contractual obligations at December 31, 2021 which are not reflected as liabilities in the Consolidated Balance Sheets include media research and ratings providers, to provide television and radio audience measurement services of approximately $17.3 million, and other amounts consist primarily of obligations for software licenses utilized by our sales team of approximately $3.7 million.

We have also entered into employment agreements with certain of our key employees, including Walter F. Ulloa, Jeffery A. Liberman, Christopher T. Young, Karl Meyer, and Juan Saldivar.

Other than the foregoing commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in or relationships with any variable-interest entities that are not included in our consolidated financial statements.

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

As of our annual goodwill testing date, October 1, 2021, we had $28.2 million of goodwill in our digital reporting unit. We did not reach a definitive conclusion on the digital reporting unit based on a qualitative assessment alone so we performed a quantitative test and compared the fair value of the digital reporting unit to its carrying amount. The fair value of our digital reporting unit exceeded its carrying value by 237%, resulting in no impairment charge. As discussed in Note 5 to Notes to Consolidated Financial Statements, the calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 8%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 2%.

As of our annual goodwill testing date, October 1, 2021, we had $40.5 million of goodwill in our television reporting unit. We did not reach a definitive conclusion on the television reporting unit based on a qualitative assessment alone so we performed a quantitative test and compared the fair value of the television reporting unit to its carrying amount. The fair value of our television reporting unit exceeded its carrying value by 44%, resulting in no impairment charge. As discussed in Note 5 to Notes to Consolidated Financial Statements, the calculation of the fair value of the television reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the television reporting unit would decrease by 6%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 4%.

As of our annual goodwill testing date, October 1, 2021, we had no goodwill in our radio reporting unit.

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

The fair values of our television FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 50% to over 1,000%.

The carrying value of one radio FCC license exceeded its fair value. As a result, we incurred an impairment charge in the amount of $0.1 million. The fair values of our radio FCC licenses for each of the remaining market clusters exceeded the carrying values in amounts ranging from 0% to over 100%.

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

For the year ended December 31, 2021, we recorded an impairment charge related to Intangibles subject to amortization of $1.3 million in our digital reporting unit to reflect the termination effective in June 2022 of an agreement with a media company for which we act as commercial partner.

For the year ended December 31, 2021, we recorded an impairment charge related to Intangibles subject to amortization of $0.3 million and $1.3 million in our television and radio reporting units, respectively, to reflect the fair market value of assets held for sale.

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

Revenue Recognition

Revenue related to our digital segment is recognized when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. In our arrangements with media companies for which we act as commercial partner, we have concluded that we are the principal in the transaction and therefore recognize revenue on a gross basis, primarily because we are responsible for fulfillment of the contract, including customer support, resolving customer complaints, and accepting responsibility for the quality or suitability of the product or service. Additionally, we have pricing discretion over the transaction and we carry inventory risk and are required to pay the media companies for which we act as commercial partner for all inventory purchased regardless of whether we are able to collect on a transaction. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

Revenue related to the sale of advertising in our television and audio segments is recognized at the time of broadcast. Revenue for contracts with advertising agencies is recorded at an amount that is net of the commission retained by the agency. Revenue from contracts directly with advertisers is recorded as gross revenue and the related commission or national representation fee is recorded in operating expense.

We generate revenue under arrangements in which services are sold on a stand-alone basis within a specific segment, and those that are sold on a combined basis across multiple segments. We have determined that in such revenue arrangements which contain multiple products and services, revenues are allocated based on the relative fair value of each item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting. .

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

Digital

We conducted our annual review of our digital reporting unit as part of our goodwill testing and determined that the carrying value of our digital reporting unit exceeded the fair value. The fair value of the digital reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on the historical performance of the business and projected trends in the digital industry and Hispanic market. Based on the assumptions and estimates described above, as of our annual goodwill testing date, October 1, 2021, the fair value of our digital reporting unit exceeded its carrying value by 237%, resulting in no impairment charge. As discussed in Note 5 to Notes to Consolidated Financial Statements, the calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 8%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 2%.

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

We conducted a review of our television indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. The fair values of our television FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 50% to over 1,000%.

We conducted our annual review of our television reporting unit as part of our goodwill testing and determined that the fair value of our television reporting unit exceeded the carrying value. The fair value of the television reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on the historical performance of the business and projected trends in the television industry and Hispanic market. Based on the assumptions and estimates described above, as of our annual goodwill testing date, October 1, 2021, the television reporting unit’s fair value exceeded its carrying value by 44%, resulting in no impairment charge. As discussed in Note 5 to Notes to Consolidated Financial Statements, the calculation of the fair value of the television reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the television reporting unit would decrease by 6%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 4%.

Radio

In calculating the estimated fair value of our radio FCC licenses, we used models that rely on various assumptions, such as future cash flows, discount rates and multiples. The estimates of future cash flows assume that the audio segment revenues will increase significantly faster than the increase in the radio expenses, and therefore the radio assets will also increase in value. If any of the estimates of future cash flows, discount rates, multiples or assumptions were to change in any future valuation, it could affect our impairment analysis and cause us to record an additional expense for impairment.

We conducted a review of our radio indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. We noted that the carrying value of one radio FCC license exceeded its fair value. As a result, we incurred an impairment charge in the amount of $0.1 million. The fair values of our radio FCC licenses for each of the remaining market clusters exceeded the carrying values in amounts ranging from 0% to over 100%.

We did not have any goodwill in our radio reporting unit at December 31, 2021.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2021. However, based on recent inflation trends, the economy in Argentina has been classified as highly inflationary. As a result, we applied the guidance in ASC 830, “Foreign Currency Matters”, by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates. There can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of December 31, 2021, we had $212.3 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at LIBOR plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2021 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.1 million based on the outstanding balance of our term loan as of December 31, 2021.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital advertising solutions business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, certain other Latin American currencies and various other currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at December 31, 2021 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are primarily denominated in U.S. Dollars. In addition, certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, such as Spain, Latin American countries and other countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

Based on recent inflation trends, the economy in Argentina has been classified as highly inflationary. As a result, we applied the guidance in ASC 830 by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates. See Note 2 to Notes to Consolidated Financial Statements.

As our international operations continue to grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the amount of operating expense of our international operations, which are primarily related to our digital business. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations historically have not had a material impact on our operating results and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-46.

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

The audited consolidated financial statements included in this annual report on Form 10-K include the results of MediaDonuts and 365 Digital from the date of their respective acquisitions, whose financial statements reflect total assets constituting 5 and 1 percent, respectively and total revenues constituting 4 and 0.2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. Our acquisitions of MediaDonuts and 365 Digital are more fully described in Note 3 to Notes to Consolidated Financial Statements. Management’s most recent assessment of internal control over financial reporting as of December 31, 2021 did not include the internal controls related to our acquisitions of MediaDonuts and 365 Digital in the third and fourth quarters of 2021, respectively, as permitted by applicable SEC rules and regulations. Management will include MediaDonuts and 365 Digital as a part of management’s next assessment of internal control over financial reporting as of December 31, 2022.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, material weaknesses in our internal controls existed as of December 31, 2020 relating to (a) recording of opening balance sheet amounts related to our acquisition of Cisneros Interactive, (b) revenue cycle of Cisneros Interactive, and (c) reporting of accounts payable, accrued liabilities, income taxes, payroll expenses, and other operating expenses of Cisneros Interactive. During the year ended December 31, 2021, we implemented the following controls:

•
implemented the Company’s enterprise reporting software in several key countries in which Cisneros Interactive operates, to provide additional system controls;
•
implemented the Company’s payroll system across all countries in which Cisneros Interactive operates, to provide additional system controls;
•
hired additional accounting personnel in certain of our foreign locations, to strengthen our accounting resources to address the increase in control activities;
•
hired additional accounting personnel in our corporate office, to strengthen our accounting resources to address the increase in control activities; and
•
documented the key controls at Cisneros Interactive and tested the design of these controls.

During the fiscal quarter ended December 31, 2021, we completed the testing of the controls described above and remediated the material weaknesses.

Our independent registered public accounting firm, BDO USA, LLP, which has audited and reported on our financial statements as of and for the year ended December 31, 2021, issued an attestation report regarding our internal control over financial reporting as of December 31, 2021. BDO USA, LLP’s report is included in this annual report below.

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

Changes in Internal Control

Other than the completion of testing of the controls implemented to remediate the previously identified material weaknesses described above, and the remediation of these material weaknesses, there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Entravision Communications Corporation

Santa Monica, California

Opinion on Internal Control over Financial Reporting

We have audited Entravision Communications Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index and our report dated March 16, 2022 expressed an unqualified opinion thereon.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MediaDonuts and 365 Digital, which were acquired during the third and fourth quarter of 2021, respectively, and which are included in the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. MediaDonuts and 365 Digital constituted 5% and 1% of total assets as of December 31, 2021, respectively, and 4% and 0.2% of net revenue for the year ended December 31, 2021, respectively. Management did not assess the effectiveness of internal control over financial reporting of MediaDonuts and 365 Digital because of the timing of the acquisitions which were completed in July 2021 and November 2021, respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MediaDonuts and 365 Digital.

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

/s/ BDO USA, LLP

Los Angeles, California

March 16, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2(26)	Fifth Amended and Restated Bylaws, as adopted on March 26, 2020

4.1*	Description of the Registrant's Securities

10.1(3)†	2000 Omnibus Equity Incentive Plan

10.2(4)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(27)	Amended and Restated Voting Agreement by and among Walter F. Ulloa, Paul A. Zevnik and the other parties thereto

10.4(24)†	Employment Agreement effective as of January 1, 2020 by and between the registrant and Walter F. Ulloa

10.5(25)†	Executive Employment Agreement effective as of March 1, 2020 by and between the registrant and Jeffery A. Liberman

10.6(32)†	Executive Employment Agreement effective as of January 1, 2022 between the registrant and Christopher T. Young

10.7(21)†	Executive Employment Agreement effective as of January 1, 2019 between the registrant and Christopher T. Young

10.8(23)†	Executive Employment Agreement effective as of May 13, 2019 between the registrant and Karl Meyer

10.9(31)†	Executive Employment Agreement effective as of November 5, 2020 between the registrant and Juan Saldívar

10.10(3)†	Form of Indemnification Agreement for officers and directors of the registrant

10.11(3)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.12(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.13(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.14(3)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.15(6)

First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.16(5)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.17(10)	Third Amendment to Lease effective as of January 31, 2011 by and between Water Garden Company L.L.C. and the registrant

10.18(29)	Fourth Amendment to Lease effective as of January 14, 2021 by and between Water Garden Company L.L.C. and the registrant

10.19(32)	Fifth Amendment to Lease, effective as of February 16, 2022 by and between Water Garden Company L.L.C. and the registrant

10.20(18)	Station Affiliation Agreement, dated as of October 2, 2017, by and between Entravision Communications Corporation, The Univision Network Limited Partnership and UniMás Network

10.21(7)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.22(11)

Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.23(7)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.24(11)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.25(2)†	2004 Equity Incentive Plan

10.26(8)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.27(9)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.28(12)†	Third Amendment, dated as of April 23, 2014, to 2004 Equity Incentive Plan

10.29(13)†	Fourth Amendment, dated as of May 21, 2014, to 2004 Equity Incentive Plan

10.30(33)†	Fifth Amendment, effective as of April 27, 2021, to 2004 Equity Incentive Plan

10.31(34)†	Sixth Amendment, effective as of May 27, 2021, to 2004 Equity Incentive Plan

10.32(4)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.33(14)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (directors)

10.34(20)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (directors)

10.35(15)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.36(15)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.37(16)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.38(17)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.39*†	Non-Employee Director Compensation Policy

10.40(19)

Credit Agreement, dated as of November 30, 2017, by and among Entravision Communications Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, RBC Capital Markets, as Syndication Agent, Wells Fargo Bank, National Association, as Documentation Agent, and the other financial institutions party thereto as Lenders

10.41(19)

Security Agreement, dated as of November 30, 2017, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and Bank of America, N.A., as Administrative Agent

10.42(22)

First Amendment and Limited Waiver, dated as of April 30, 2019, by and among Entravision Communications Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders

10.43(35)

Second Amendment, dated as of June 4, 2021, to Credit Agreement, dated November 30, 2017 and amended as of April 30, 2019, by and among by and among the Company, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders

10.44(28)	Share Purchase Agreement effective as of October 13, 2020 by and among Entravision Digital Holdings, LLC and the selling shareholders named therein

10.45(28)	Put and Call Option Agreement effective as of October 13, 2020 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation and the selling shareholders named therein

10.46(36)

Share Purchase Agreement dated as of August 25, 2021 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation, Redmas Ventures, S.L., and the selling shareholders named therein

10.47(37)

Amendment No. 1 to Share Purchase Agreement executed on January 4, 2022 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation, Redmas Ventures, S.L., and the selling shareholders named therein

10.48(38)

Securities Purchase Agreement effective as of June 4, 2021 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation, MediaDonuts Pte. Ltd. and the selling shareholders named therein

10.49(39)	Earn-Out Agreement effective as of July 1, 2021 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation, and the selling shareholders named therein

21.1*	Subsidiaries of the registrant

23.1*	Consent of BDO USA, LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
(31)
Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 12, 2021.
(32)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 18, 2022.
(33)
Incorporation by reference from our Registration Statement on Form S-8, No. 333-258366, filed with the SEC on August 2, 2021.
(34)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 1, 2021.
(35)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 7, 2021.
(36)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on August 31, 2021.
(37)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 7, 2022.
(38)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 9, 2021.
(39)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 6, 2021

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

Date: March 16, 2022

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

Signature	Title	Date

/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 16, 2022

/s/ CHRISTOPHER T. YOUNG Christopher T. Young	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2022

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 16, 2022

/s/ Gilbert R. Vasquez Gilbert R. Vasquez	Director	March 16, 2022

/s/ Patricia Diaz Dennis Patricia Diaz Dennis	Director	March 16, 2022

/s/ Juan Saldivar von Wuthenau Juan Saldivar von Wuthenau	Director	March 16, 2022

/s/ Martha Elena Diaz Martha Elena Diaz	Director	March 16, 2022

/s/ Fehmi Zeko Fehmi Zeko	Director	March 16, 2022

ENTRAVISION COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Entravision Communications Corporation

Santa Monica, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment – Digital Reporting Unit

As described in Notes 2 and 5 to the Company’s consolidated financial statements, the Company’s total goodwill carrying value at December 31, 2021 was $71.7 million, of which $31.2 million was allocated to the digital reporting unit. The Company performs an impairment analysis of goodwill annually, or more frequently if certain events or certain changes in circumstances indicate impairment may exist. There were no triggering events identified by the Company during the year ended December 31, 2021. The Company uses a combination of the market approach and an income approach to estimate the fair value of the reporting units.

We identified the Company’s goodwill impairment assessment for the digital reporting unit as a critical audit matter. The Company’s goodwill and related impairment assessment processes include the following: (i) development of revenue projections and profit margin projections, (ii) determination of inputs and assumptions used to determine the weighted average cost of capital, and (iii) performance of a market capitalization reconciliation which includes estimation of control premiums. There is significant judgment and estimation by management when estimating the fair value of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity and the use of specialized skill and knowledge in performing procedures and evaluating audit evidence relating to the factors considered in management’s estimate.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the reasonableness of the Company’s projections and related assumptions by comparing them to the Company’s historical performance, industry conditions and outlooks, market data and evidence obtained in other areas of the audit.
•
Testing the accuracy of the underlying data used by management in the estimate of the fair value of the digital reporting unit.
•
Utilizing personnel with specialized knowledge and skill in valuation to assist in assessing the reasonableness of the Company’s valuation, including: (i) the inputs and assumptions used in the determination of the weighted average cost of capital, and (ii) assessing the reasonableness of the control premium used in the market capitalization reconciliation.

Impairment Assessment of FCC Licenses

As described in Notes 2 and 5 to the Company’s consolidated financial statements, the Company’s total FCC license carrying value at December 31, 2021 was $209.1 million. The Company tests the FCC licenses for impairment annually, or more frequently if certain events or changes in circumstances indicate they may be impaired. There were no triggering events identified by the Company during the year ended December 31, 2021. The evaluation of impairment is performed by comparing the asset’s carrying value to the asset’s fair value, which the Company determined based on an income approach. This method requires management to make estimates and assumptions such as discount rates, revenue projections, profit margin projections, terminal value multiples, estimated market share, and estimated capital start-up costs.

We identified the impairment assessments of the Company’s FCC licenses as a critical audit matter. Management applies significant judgments in (i) the development of revenue and profit margin projections and estimated market share, and (ii) the determination of inputs and assumptions used to determine the weighted average cost of capital. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

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

Impairment Assessment of Long-Lived Assets

As described in Notes 2, 5 and 6 to the Company’s consolidated financial statements, the Company’s total intangible assets subject to amortization and property plant and equipment (collectively, “long-lived assets”) at December 31, 2021 were $64 million and $62.5 million, respectively. The Company reviews long-lived assets for impairment annually, or more often if circumstances indicate that the carrying amount of those assets may not be recoverable. The Company evaluates the recoverability of assets to be held and used in a two-step process by first comparing the carrying amount of the asset to the undiscounted future net cash flows the asset is expected to generate. If the Company determines that an asset is impaired in step one, an impairment loss is recognized equal to the excess of the asset’s carrying amount over its fair value.

We identified the assessment of long-lived assets for impairment as a critical audit matter due to the significant estimation required to determine (i) the undiscounted future net cash flows for assets with indicators of potential impairment and (ii) the fair value of assets that fail the first step. In particular, management applies significant judgments in the development of revenue and profit margin projections, and discount rates where a discounted cash flow model is used to determine fair value. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these subjective estimates, including the extent of specialized skill or knowledge needed.

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

Acquisition of MediaDonuts

As described in Note 3 to the Company’s consolidated financial statements, the Company acquired MediaDonuts PTE Ltd for a purchase price of approximately $36.2 million. As a result of the acquisition, management was required to determine estimated fair values of the assets acquired, including certain identifiable intangible assets, and liabilities assumed.

We identified the determination of fair values of the identifiable intangible assets as a critical audit matter. Management applied significant judgment in determining the unobservable inputs including revenue projections, gross margin projections, discount rates, and customer attrition rates assumptions in determining the fair values of the identifiable intangible assets. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

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

Contingent Consideration- Cisneros and MediaDonuts

As described in Note 3 and 10 to the Company’s consolidated financial statements, the Company’s contingent consideration is primarily related to the acquisition of the remaining 49% of the issued and outstanding shares of stock of Cisneros Interactive, and the acquisition of MediaDonuts, and was estimated by applying the real options approach using level 3 inputs. The fair value of the contingent consideration as of December 31, 2021 is approximately $114.9 million.

We identified the valuation of the contingent consideration as a critical audit matter due to the significant judgment required by management in determining the forecasted results of the Company during the earn-out period and volatility and discount rate assumptions used in the valuation. Auditing the fair value of the contingent consideration involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these estimates, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the reasonableness of the forecasted results of Cisneros and MediaDonuts through: (i) evaluating historical performance of the target entities, and (ii) assessing financial projections against industry metrics and peer-group companies.
•
Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the reasonableness of the volatility and discount rate assumptions incorporated into the various valuation models, and (ii) performing independent estimates to evaluate the potential effect of changes in the significant assumptions.

Accounting for Income Taxes

As described in Notes 2 and 11 to the consolidated financial statements, the Company is subject to federal, state and foreign income taxes. For the year ended December 31, 2021 the total provision for income taxes was $18.7 million and the net deferred income tax liability as of December 31, 2021 was $66.7 million.

We identified certain aspects of accounting for income taxes as a critical audit matter. Specifically, the Company’s income tax process includes complexity related to (i) income tax provision of a material foreign tax jurisdiction and (ii) assessing the tax impacts of the acquisition of MediaDonuts. Auditing these elements was especially challenging due to the nature and extent of audit effort required to address these matters, including the need for specialized knowledge and skill in assessing these elements.

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
•
Utilizing personnel with specialized knowledge and skill in domestic and international tax to assist in (i) evaluating management’s application of domestic and foreign tax laws and (ii) evaluating the calculation of the deferred tax attributes associated with the acquisition of MediaDonuts by reviewing relevant source documents supporting deferred tax assets and liabilities and re-performing or independently calculating portions of the tax provision.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2018. Los Angeles, California
March 16, 2022

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$185,094	$119,162
Marketable securities	—	27,988
Restricted cash	749	749
Trade receivables (including related parties of $8,162 and $6,172), net of allowance for doubtful accounts of $6,398 and $3,790	201,747	142,004
Assets held for sale	1,963	2,141
Prepaid expenses and other current assets (including related parties of $274 and $274)	18,925	18,021
Total current assets	408,478	310,065
Property and equipment, net of accumulated depreciation of $183,930 and $191,183	62,498	72,004
Intangible assets subject to amortization, net of accumulated amortization of $104,687 and $103,752 (including related parties of $4,642 and $5,869)	64,034	49,412
Intangible assets not subject to amortization	209,053	216,653
Goodwill	71,708	58,043
Deferred income taxes	1,462	—
Operating leases right of use asset	25,582	33,525
Other assets	8,527	7,643
Total assets	$851,342	$747,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$4,903	$3,000
Accounts payable and accrued expenses (including related parties of $1,920 and $2,087)	212,655	126,849
Operating lease liabilities	7,304	7,290
Total current liabilities	224,862	137,139
Long-term debt, less current maturities, net of unamortized debt issuance costs of $1,851 and $1,796	207,416	210,454
Long-term operating lease liabilities	20,988	31,775
Other long-term liabilities	72,930	3,732
Deferred income taxes	68,220	54,980
Total liabilities	594,416	438,080

Commitments and contingencies (note 12)
Redeemable noncontrolling interest	—	33,285

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2021 63,116,896 and 2020 60,759,405	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2021 14,127,613 and 2020 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2021 and 2020 9,352,729	1	1
Additional paid-in capital	780,388	828,813
Accumulated deficit	(522,494)	(551,786)
Accumulated other comprehensive income (loss)	(977)	(1,056)
Total stockholders' equity	256,926	275,980
Total liabilities and stockholders' equity	$851,342	$747,345

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2021, 2020 and 2019

(In thousands, except share and per share data)

	2021	2020	2019
Net revenue	$760,192	$344,026	$273,575
Expenses:
Cost of revenue - digital	466,517	106,928	36,757
Direct operating expenses (including related parties of $8,412, $9,063, and $8,194) (including non-cash stock-based compensation of $3,234, $1,247, and $732)	116,449	104,909	119,412
Selling, general and administrative expenses	56,585	48,404	53,965
Corporate expenses (including non-cash stock-based compensation of $6,361, $3,878, and $3,645)	32,993	27,807	28,067
Depreciation and amortization (includes direct operating of $14,916, $12,506, and $11,294; selling, general and administrative of $7,013, $4,065, and $4,696; and corporate of $491, $711 and $658) (including related parties of $1,228, $1,228, and $1,229)	22,420	17,282	16,648
Change in fair value of contingent consideration	8,224	—	(6,478)
Impairment charge	3,023	40,035	32,097
Foreign currency (gain) loss	508	(1,052)	754
Other operating (gain) loss	(6,998)	(6,895)	(5,994)
	699,721	337,418	275,228
Operating income (loss)	60,471	6,608	(1,653)
Interest expense	(7,020)	(8,265)	(13,683)
Interest income	245	1,748	3,353
Dividend income	213	28	918
Gain (loss) on debt extinguishment	—	—	(255)
Income (loss) before income taxes	53,909	119	(11,320)
Income tax (expense) benefit	(18,679)	(1,506)	(8,158)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	35,230	(1,387)	(19,478)
Equity in net income (loss) of nonconsolidated affiliate	-	—	(234)
Net income (loss)	35,230	(1,387)	(19,712)
Net (income) loss attributable to redeemable noncontrolling interest	(5,938)	(2,523)	-
Net income (loss) attributable to common stockholders	$29,292	$(3,910)	$(19,712)
Basic and diluted earnings per share:
Net income (loss) per share attributable to common stockholders, basic	$0.34	$(0.05)	$(0.23)
Net income (loss) per share attributable to common stockholders, diluted	$0.33	$(0.05)	$(0.23)
Cash dividends declared per common share, basic and diluted	$0.10	$0.13	$0.20
Weighted average common shares outstanding, basic	85,301,603	84,231,212	85,107,301
Weighted average common shares outstanding, diluted	87,910,603	84,231,212	85,107,301

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
Net income (loss)	$35,230	$(1,387)	$(19,712)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	184	(922)	(147)
Change in fair value of marketable securities	(105)	(3)	1,428
Total other comprehensive income (loss)	79	(925)	1,281
Comprehensive income (loss)	35,309	(2,312)	(18,431)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(5,938)	(2,523)	—
Comprehensive income (loss) attributable to common stockholders	$29,371	$(4,835)	$(18,431)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2021, 2020 and 2019

(In thousands, except share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2019	63,210,531	14,927,613	9,352,729	—	$6	$2	$1	$862,299	$(528,164)	$(1,412)	$332,732
Tax payments related to shares withheld for share-based compensation plans	673,732	—	—	—	—	—	—	(979)	—	—	(979)
Stock-based compensation expense	—	—	—	—	—	—	—	4,377	—	—	4,377
Repurchase of Class A common stock	(3,809,565)	—	—	3,809,565	—	—	—	(12,565)	—	—	(12,565)
Retirement of treasury stock	—	—	—	(3,809,565)	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(16,962)	—	—	(16,962)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	1,428	1,428
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(147)	(147)
Net income (loss) attributable to common stockholders	—	—	—	—	—	—	—	—	(19,712)	—	(19,712)
Balance, December 31, 2019	60,074,698	14,927,613	9,352,729	—	6	2	1	836,170	(547,876)	(131)	288,172
Tax payments related to shares withheld for share-based compensation plans	944,207	—	—	—	—	—	—	(1,426)	—	—	(1,426)
Stock-based compensation expense	—	—	—	—	—	—	—	5,125	—	—	5,125
Repurchase of Class A common stock	(259,500)	—	—	259,500	—	—	—	(525)	—	—	(525)
Retirement of treasury stock	—	—	—	(259,500)	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(10,531)	—	—	(10,531)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	(3)	(3)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(922)	(922)
Net income (loss) attributable to common stockholders	—	—	—	—	—	—	—	—	(3,910)	—	(3,910)
Balance, December 31, 2020	60,759,405	14,927,613	9,352,729	—	6	2	1	828,813	(551,786)	(1,056)	275,980
Issuance of common stock upon exercise of stock options or awards of restricted stock units	151,000	—	—	—	—	—	—	416	—	—	416
Tax payments related to shares withheld for share-based compensation plans	1,406,491	—	—	—	—	—	—	(4,729)	—	—	(4,729)
Stock-based compensation expense	—	—	—	—	—	—	—	9,595	—	—	9,595
Class B common stock exchanged for Class A common stock	800,000	(800,000)	—	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(8,531)	—	—	(8,531)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	(105)	(105)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	184	184
Acquisition of redeemable noncontrolling interest	—	—	—	—	—	—	—	(45,176)	—	—	(45,176)
Net income (loss) attributable to common stockholders	—	—	—	—	—	—	—	—	29,292	—	29,292
Balance, December 31, 2021	63,116,896	14,127,613	9,352,729	—	$6	$2	$1	$780,388	$(522,494)	$(977)	$256,926

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$35,230	$(1,387)	$(19,712)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,420	17,282	16,648
Impairment charge	3,023	40,035	32,097
Deferred income taxes	14,554	(6,225)	5,311
Non-cash interest	604	649	881
Amortization of syndication contracts	475	504	505
Payments on syndication contracts	(473)	(458)	(543)
Equity in net (income) loss of nonconsolidated affiliate	—	—	234
Non-cash stock-based compensation	9,595	5,125	4,377
(Gain) loss on disposal of property and equipment	(4,629)	(731)	158
(Gain) loss on debt extinguishment	—	—	255
Changes in assets and liabilities:
(Increase) decrease in trade receivables, net	(49,109)	(20,100)	8,610
(Increase) decrease in prepaid expenses and other current assets	6,782	11,526	2,102
Increase (decrease) in accounts payable, accrued expenses and other liabilities	26,781	17,229	(19,384)
Net cash provided by operating activities	65,253	63,449	31,539
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	10,348	5,089	—
Purchases of property and equipment	(5,819)	(9,060)	(25,283)
Purchases of intangibles	-	(158)	(2,300)
Purchase of a businesses, net of cash acquired	(14,260)	(21,261)	—
Purchases of marketable securities	—	—	(1,400)
Proceeds from marketable securities	27,800	63,480	43,647
Purchases of investments	(800)	-	(300)
Net cash provided by (used in) investing activities	17,269	38,090	14,364
Cash flows from financing activities:
Proceeds from stock option exercises	416	—	—
Tax payments related to shares withheld for share-based compensation plans	(4,729)	(1,426)	(1,688)
Payments on long-term debt	(3,000)	(3,000)	(28,000)
Dividends paid	(8,531)	(10,531)	(16,962)
Repurchase of Class A common stock	—	(525)	(12,565)
Principal payments under finance lease obligation	(126)	—	—
Payments of capitalized debt offering and issuance costs	(604)	—	(225)
Net cash used in financing activities	(16,574)	(15,482)	(59,440)
Effect of exchange rates on cash, cash equivalents and restricted cash	(16)	(3)	(71)
Net increase (decrease) in cash, cash equivalents and restricted cash	65,932	86,054	(13,608)
Cash, cash equivalents and restricted cash:
Beginning	119,911	33,857	47,465
Ending	$185,843	$119,911	$33,857
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$6,412	$7,616	$12,802
Income taxes	$4,125	$7,731	$2,847
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$942	$1,155	$730
Contingent consideration liability related to acquisitions and purchase of noncontrolling interest	$106,700	$—	$1,641

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter referred to collectively as the "Company") is a global advertising solutions, media and technology company. The Company's operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. The Company's digital segment, whose operations are located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. The Company's television and audio operations reach and engage U.S. Hispanics in the United States. The Company's management has determined that the Company operates in three reportable segments as of December 31, 2021, based upon the type of advertising medium: digital, television and audio (formerly radio).

The Company's digital segment provides digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four separate business units:

•
the Company's digital commercial partnerships business;
•
Smadex, the Company's programmatic ad purchasing platform;
•
the Company's branding and mobile performance solutions business; and
•
the Company's digital audio business.

Through the Company's digital commercial partnerships business – the largest of its digital business units – the Company acts as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies represented by the Company include Meta Platforms, or Meta (formerly known as Facebook Inc.), Twitter, Inc., or Twitter, ByteDance Ltd., also known as TikTok, and Spotify AB, or Spotify, as well as other media companies, in 30 countries throughout the world. The Company's dedicated local sales teams sell advertising space on these media companies' digital platforms to its advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. The Company also provides some of its advertising customers billing, technological and other support, including strategic marketing and training, which it refers to as managed services.

Smadex is the Company's proprietary automated purchasing platform, on which advertisers can purchase ad inventory. This practice – the purchase and sale of advertising inventory electronically – is referred to in the Company's industry as programmatic advertising. Smadex is also a “demand-side" platform, which allows advertisers to purchase space from online marketplaces on which media companies list their advertising inventory. Most advertisements acquired through Smadex are placed on mobile devices, but they may also be placed on computers and Internet-connected televisions. The Company also provides managed services to some of its advertising customers in connection with their use of its Smadex platform.

The Company also offers a branding and mobile performance solutions business, which provides managed services to advertisers looking to connect with consumers, primarily on mobile devices. The Company's digital audio business provides digital audio advertising solutions for advertisers in the Americas.

The Company also has a diversified media portfolio that targets Hispanic audiences. The Company owns and/or operates 49 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary Univision television network of TelevisaUnivision Inc. (“TelevisaUnivision”) and TelevisaUnivision’s UniMás network. The Company owns and operates 46 radio stations in 14 U.S. markets. Its radio stations consist of 37 FM and 9 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. The Company also sells advertisements and syndicates radio programming to more than 100 markets across the United States.

The Impact of the COVID-19 Pandemic on the Company’s Business

Notwithstanding periodic increases in COVID-19 cases from time to time during 2021, the COVID-19 pandemic had a lessened impact on the Company's business during the quarter and year ended December 31, 2021 compared to previous periods since the pandemic began in March 2020. Subject to the extent and duration of possible resurgences of the pandemic and the uncertain economic environment that has resulted from the pandemic, the Company anticipates that the pandemic will continue to have diminishing or little effect on its business, from both an operational and financial perspective, in future periods. Nonetheless, the Company remains cautious due to the unpredictable nature of the pandemic and its effects.

In the first quarter of 2021, the Company experienced some cancellations of advertising and a decrease in new advertising placements in its television segment and especially in its audio segment, continuing a trend that the Company had begun to experience since the beginning of the pandemic in March 2020, although this trend ended during the second quarter of 2021. During the quarter ended December 31, 2021, and for the full year ended December 31, 2021, the Company did not experience material cancellations of advertising or a decrease in new advertising placements in its television and audio segments. Nonetheless, at this time the Company does not know if certain behavioral changes by audiences in their television viewership and radio listening habits during the pandemic are permanent and the impact any such changes could have on the Company's results of operations in future periods.

In order to preserve cash during this uncertain period, the Company has instituted certain cost reduction measures that are still in effect. On March 26, 2020, the Company suspended repurchases under its share repurchase program. Effective May 16, 2020, the Company suspended company matching of employee contributions to their 401(k) retirement plans. The Company reduced its dividend by 50% beginning in the second quarter of 2020, and it may continue to do so in future periods. Other cost reduction measures that the Company instituted during 2020 were restored to original levels by the end of 2020. The Company will continue to monitor all of these actions closely in light of current and changing conditions and may institute such additional actions as it may believe are appropriate at a future date.

Additionally the Company elected to defer the employer portion of the social security payroll tax (6.2%) as provided in the Coronavirus Aid, Relief and Economic Security Act of 2020, commonly known as the CARES Act. The deferral was effective from March 27, 2020 through December 31, 2020. The deferred amount is considered to be timely paid if 50% is paid by December 31, 2021 and the remainder is paid by December 31, 2022. During the year ended December 31, 2021, the Company paid 50% of the deferred amount.

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

The Company has consolidated one entity for which it is the primary beneficiary. Total net assets and results of operations of the entity as of and for the years ended December 31, 2021 and 2020 are not significant.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and commercial paper. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. The Company had $53.7 million and $34.5 million in cash and cash equivalents held outside the United States as of December 31, 2021 and 2020, respectively.

Restricted Cash

As of December 31, 2021 and 2020, the Company’s balance sheet includes $0.7 million in restricted cash as temporary collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$185,094	$119,162	$33,123
Restricted cash	749	749	734
Total as presented in the Consolidated Statements of Cash Flows	$185,843	$119,911	$33,857

Investments

As of December 31, 2021, all of the Company's available for sale debt securities have matured. The Company’s available for sale debt securities totaled $28.0 million as of December 31, 2020, and were comprised of certificates of deposit and bonds, which were recorded at their fair market value within “Marketable securities” in the consolidated balance sheet” (see Note 10). All certificates of deposit are within the current Federal Deposit Insurance Corporation insurance limits and all corporate bonds are investment grade.

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2021, the majority of all deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company’s credit risk is spread across a large number of customers in the U.S., Latin America, Asia, and various other countries, therefore spreading the trade receivable credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration of a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

Aggregate receivables from the largest five advertisers represented 3% and 10% of total trade receivables as of December 31, 2021 and 2020, respectively. No single advertiser represents more than 5% of the total trade receivables.

Revenue from the largest advertiser represented 13% and 3% of total revenue for the years ended December 31, 2021 and 2020, respectively. No other advertiser represented more than 5% of the total revenue.

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense that aggregated $3.5 million, $2.5 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net charge off of bad debts aggregated $0.9 million, $1.5 million and $2.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Dependence on Global Media Companies

The Company is dependent on the continued financial and business strength of the global media companies for which the Company acts as a commercial partner in the digital segment, as well as the companies from which it obtains programming in the television and audio segments. The Company could be at risk should any of these entities fail to perform their respective obligations to the Company. This in turn could materially adversely affect the Company’s own business, results of operations and financial condition.

Revenue related to a single media company for which the Company acts as a commercial partner represented 55% and 24% of the Company's total revenue for the years ended December 31, 2021 and 2020, respectively.

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

As of December 31, 2021 and 2020, the fair value of the Company’s long-term debt was approximately $209.1 million and $210.5 million, respectively, based on quoted prices in markets where trading occurs infrequently.

The Company’s available for sale debt securities are valued using quoted prices for similar attributes in active markets. Since these investments are classified as available for sale, they are recorded at their fair market value within “Marketable securities” in the consolidated balance sheets and their unrealized gains or losses are included in “Accumulated other comprehensive income (loss)”.

The carrying values of receivables, payables and accrued expenses approximate fair value due to the short maturity of these instruments.

Off-Balance Sheet Financings and Liabilities

Other than legal contingencies incurred in the normal course of business and employment contracts for key employees (see Notes 12 and 17), the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material variable-interest entities that are not included in the consolidated financial statements.

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

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.1 million, $0.1 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Revenue Recognition

Revenue related to the Company's digital segment is recognized when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. In the Company’s arrangements with media companies for which it acts as commercial partner, the Company has concluded that it is the principal in the transaction and therefore recognizes revenue on a gross basis, primarily because it is responsible for fulfillment of the contract, including customer support, resolving customer complaints and accepting responsibility for the quality or suitability of the product or service. Additionally, the Company has pricing discretion over the transaction and the Company carries inventory risk and is required to pay the media companies for which it acts as commercial partner for all inventory purchased regardless of whether the Company is able to collect on a transaction with the advertiser.

Revenue related to the sale of advertising in the television and audio segments is recognized at the time of broadcast. Revenue for contracts with advertising agencies is recorded at an amount that is net of the commission retained by the agency. Revenue from contracts directly with the advertisers is recorded as gross revenue and the related commission or national representation fee is recorded in operating expense. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

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

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors, or MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. The Company recognizes retransmission consent revenue earned as the television signal is delivered to the MVPD.

The Company also generates revenue under two current marketing and sales agreements with TelevisaUnivision, which give the Company the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

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

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $0.4 million, $0.2 million and $0.5 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. Trade costs were approximately $0.4 million, $0.2 million and $0.5 million for each of the years ended December 31, 2021, 2020 and 2019, respectively.

Cost of Revenue

Cost of revenue related to the Company’s digital segment consists primarily of the costs of online media acquired from third-party media companies.

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

The Company granted restricted stock units during each of the years ended December 31, 2021, 2020, and 2019. The estimated fair value of the restricted stock units granted is based on the Company's share price on the grant date.

The Company did not grant any stock options during the years ended December 31, 2021, 2020, and 2019.

The Company classifies cash flows from excess tax benefits from exercised options in excess of the deferred tax asset attributable to stock-based compensation costs as operating cash flows.

Earnings Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Basic earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$29,292	$(3,910)	$(19,712)
Denominator:
Weighted average common shares outstanding, basic	85,301,603	84,231,212	85,107,301
Per share:
Net income (loss) per share attributable to common stockholders	$0.34	$(0.05)	$(0.23)
Diluted earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$29,292	$(3,910)	$(19,712)
Denominator:
Weighted average common shares outstanding	85,301,603	84,231,212	85,107,301
Dilutive securities:
Stock options	298,743	-	-
Restricted stock units	2,310,257	-	-
Diluted shares outstanding	87,910,603	84,231,212	85,107,301
Per share:
Net income (loss) per share attributable to common stockholders	$0.33	$(0.05)	$(0.23)

Basic earnings per share is computed as net income divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the year ended December 31, 2021, a total of 465,993 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

Comprehensive Income (loss)

For the year ended December 31, 2021 the Company had other comprehensive income, net of tax, of $0.1 million. For the year ended December 31, 2020 the Company had other comprehensive loss, net of tax, of $0.9 million. For the year ended December 31, 2019 the Company had other comprehensive income, net of tax, of $1.3 million.

Recently Issued Accounting Pronouncements

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

Cisneros Interactive

On October 13, 2020, the Company acquired from certain individuals (collectively, the “Sellers”), 51% of the issued and outstanding shares of stock of a digital advertising solutions company that, together with its subsidiaries, does business under the name Cisneros Interactive (“Cisneros Interactive”). The acquisition, funded from cash on hand, included a purchase price of approximately $29.9 million in cash. The Company concluded that the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock was considered to be a noncontrolling interest.

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

The following is a summary of the final purchase price allocation (in millions):

Cash	$8.7
Accounts receivable	50.5
Other assets	8.3
Intangible assets subject to amortization	41.7
Goodwill	10.5
Current liabilities	(48.1)
Deferred tax	(10.9)
Redeemable noncontrolling interest	(30.8)

Intangibles assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Publisher relationships	$34.4	10.0
Advertiser relationships	5.2	4.0
Trade name	1.7	2.5
Non-Compete agreements	0.4	4.0

The fair value of the assets acquired includes trade receivables of $50.5 million. The gross amount due under contract is $54.0 million, of which $3.5 million is expected to be uncollectable. Subsequent to the initial purchase price allocation, and during the measurement period, the Company increased other assets and deferred tax by $2.1 million and $0.3 million, respectively, and decreased goodwill by $1.8 million, to reflect final tax amounts.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to Cisneros Interactive’s workforce and synergies from combining Cisneros Interactive’s operations with those of the Company.

On September 1, 2021, the Company acquired the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock, and as of that date owns 100% of the issued and outstanding shares of stock of Cisneros Interactive. As consideration for the acquisition of the remaining 49%, the Company agreed to pay the Sellers contingent earn-out payments, based on a predetermined multiple of six times Cisneros Interactive’s 12-month EBITDA targets in calendar years 2021, 2022 and 2023, each divided by three, and an additional payment equal to $10,000,000, less an amount (up to $10,000,000) equal to 49 percent of any amounts paid by Cisneros Interactive for future acquisitions. The fair value of the contingent consideration recognized on the acquisition date was $84.4 million, which was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 6.5% to 7.2% over the three-year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. The Company recognizes any future changes in fair value of the contingent liability in earnings.

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

Effective December 31, 2021, the Company agreed to pay certain of the Sellers an accelerated earn-out based on the EBITDA for calendar year 2021, payable in early 2022. As of December 31, 2021 the contingent liability was adjusted to its current fair value of $97.1 million, of which $44.6 million is a current liability and $52.5 million is a noncurrent liability. The change in the fair value of the contingent liability of $12.7 million is reflected in the Consolidated Statements of Operations. The remaining Sellers may elect to accelerate their earn-out payments upon the occurrence of certain events.

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in thousands):

	Years Ended December 31,
	2021	2020	2019
Beginning balance	$33,285	$-	$-
Initial fair value of redeemable noncontrolling interests	-	30,762	-
Net income (loss) attributable to redeemable noncontrolling interest	5,938	2,523	-
Acquisition of redeemable noncontrolling interest	(39,223)	-	-
Ending balance	$-	$33,285	$-

During the year ended December 31, 2021, Cisneros Interactive generated net revenue and net income of $453.9 million and $12.1 million, respectively. During the year ended December 31, 2020, since the acquisition date, Cisneros Interactive generated net revenue and net income of $89.2 million and $5.1 million, respectively.

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

Year Ended
December 31,
(in thousands, except share and per share data)	2020
Pro Forma:
Total revenue	$488,137
Net income (loss)	5,257
Net income (loss) attributable to redeemable noncontrolling interest	(5,343)
Net income (loss) attributable to common stockholders	$(86)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$0.00
Weighted average common shares outstanding basic and diluted	84,231,212

MediaDonuts

On July 1, 2021, the Company acquired 100% of the issued and outstanding shares of stock of MediaDonuts, a digital advertising solutions company in Southeast Asia. The acquisition, funded from the Company’s cash on hand, includes a purchase price of approximately $15.1 million in cash, which amount was adjusted at closing to approximately $17.1 million due to customary purchase price adjustments for cash, indebtedness and estimated working capital. Subsequently, the purchase price was adjusted downward by approximately $1.2 million, based on actual working capital acquired. Additionally, the transaction includes up to $7.4 million in contingent earn-out payments based upon the achievement of certain EBITDA targets in calendar years 2021 and 2022, and an additional earn-out based upon the achievement of certain year-over-year EBITDA growth targets in calendar years 2023 and 2024, calculated as a pre-determined multiple of EBITDA for each of those years. The total purchase price for the acquisition, including the fair value of the contingent consideration, was $36.2 million.

The Company is in the process of completing the purchase price allocation for its acquisition of MediaDonuts. The measurement period remains open pending the finalization of the pre-acquisition tax-related items. The following is a summary of the purchase price allocation (in millions):

Cash	$4.3
Accounts receivable	9.9
Other assets	1.8
Intangible assets subject to amortization	22.8
Goodwill	13.4
Current liabilities	(10.1)
Deferred tax	(4.2)
Debt	(1.7)

Intangibles assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Publisher relationships	$16.9	10.0
Advertiser relationships	3.7	4.0
Trade name	2.0	5.0
Non-Compete agreements	0.2	4.0

As noted above, the acquisition of MediaDonuts includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to MediaDonuts based on a pre-determined multiple of MediaDonuts' 12-month EBITDA targets in calendar years 2021 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $20.3 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 5.8% to 6.7% over the three year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability was subsequently adjusted and has been reflected in the Consolidated Balance Sheet as of December 31, 2021 as noncurrent liabilities of $15.8 million. For the year ended December 31, 2021, the Company recognized $4.5 million gain in the Consolidated Statements of Operations to reflect changes in fair value of the contingent liability.

The fair value of the assets acquired includes trade receivables of $9.9 million. The gross amount due under contract is $10.2 million, of which $0.3 million is expected to be uncollectable.

During the year ended December 31, 2021, MediaDonuts generated net revenue and net income of $30.9 million and $5.6 million, respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to MediaDonuts' workforce and expected synergies from combining MediaDonuts' operations with those of the Company.

The following unaudited pro forma information has been prepared to give effect to the Company’s acquisition of MediaDonuts as if the acquisition had occurred on January 1, 2020. This pro forma information was adjusted to exclude acquisition fees and costs of $0.7 million for the year ended December 31, 2021, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Years Ended
	Ended December 31,
(in thousands, except share and per share data)	2021	2020
Pro Forma:
Total revenue	$781,835	$372,519
Net income (loss) attributable to common stockholders	32,997	(522)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.39	$(0.01)
Net income (loss) per share, attributable to common stockholders, diluted	$0.38	(0.01)
Weighted average common shares outstanding, basic	85,301,603	84,231,212
Weighted average common shares outstanding, diluted	87,910,603	84,231,212

365 Digital

On November 1, 2021, the Company acquired 100% of the issued and outstanding shares of stock of 365 Digital, a digital advertising solutions company headquartered in South Africa. The acquisition, funded from the Company’s cash on hand, includes a purchase price of approximately $1.8 million in cash, which amount was adjusted at closing to approximately $1.9 million due to customary purchase price adjustments for cash, indebtedness and estimated working capital. Additionally, the transaction includes contingent earn-out payments based upon the achievement of certain EBITDA targets in calendar years 2022, 2023 and 2024, calculated as a pre-determined multiple of EBITDA for each of those years. The total purchase price for the acquisition, including the fair value of the contingent consideration, was $3.9 million.

The Company is in the process of completing the purchase price allocation for its acquisition of 365 Digital. The measurement period remains open pending the finalization of the pre-acquisition tax-related items. The following is a summary of the purchase price allocation (in millions):

Cash	$0.5
Accounts receivable	1.1
Intangible assets subject to amortization	2.2
Goodwill	2.1
Current liabilities	(1.4)
Deferred tax	(0.6)

Intangibles assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Publisher relationships	$1.7	9.0
Advertiser relationships	0.2	4.0
Trade name	0.2	5.0
Non-Compete agreements	0.1	4.0

As noted above, the acquisition of 365 Digital includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to 365 Digital based on a pre-determined multiple of 365 Digital's 12-month EBITDA targets in calendar years 2022 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $2.0 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 7.6% to 8.3% over the three year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability has been reflected in the Consolidated Balance Sheet as of December 31, 2021 as noncurrent liabilities of $2.0 and has not changed materially between the acquisition date and December 31, 2021.

The fair value of the assets acquired includes trade receivables of $1.1 million. The gross amount due under contract is $1.1 million, of which a de minimis is expected to be uncollectable.

During the year ended December 31, 2021, 365 Digital generated net revenue and net income of $1.9 million and $0.1 million, respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to 365 Digital's workforce and expected synergies from combining 365 Digital's operations with those of the Company.

The following unaudited pro forma information has been prepared to give effect to the Company’s acquisition of 365 Digital as if the acquisition had occurred on January 1, 2020. This pro forma information was adjusted to exclude acquisition fees and costs of $0.2 million for the year ended December 31, 2021, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Years Ended
	Ended December 31,
(in thousands, except share and per share data)	2021	2020
Pro Forma:
Total revenue	$762,300	$344,965
Net income (loss) attributable to common stockholders	30,642	(3,747)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.36	$(0.04)
Net income (loss) per share, attributable to common stockholders, diluted	$0.35	(0.04)
Weighted average common shares outstanding, basic	85,301,603	84,231,212
Weighted average common shares outstanding, diluted	87,910,603	84,231,212

4. REVENUES

Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Digital Advertising. Revenue from digital advertising is earned primarily from sales of advertising that are placed by the Company's advertising customers or their ad agencies on the digital platforms of third-party media companies for which the Company acts as commercial partner or placed directly with online digital marketplaces through the Company's Smadex ad purchasing platform. Revenue in the digital segment is recognized when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied.

Broadcast Advertising. Revenue related to the sale of advertising in the television and audio segments is recognized at the time of broadcast. Broadcast advertising rates are fixed based on each medium’s ability to attract audiences in demographic groups targeted by advertisers and rates can vary based on the time of day and ratings of the programming airing in that day part.

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

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations when (i) contracts have an original expected length of one year or less, which applies to essentially all of the Company's advertising contracts, and (ii) variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property, which applies to retransmission consent revenue.

The Company applies the practical expedient to expense contract acquisition costs, such as sales commissions generated either by internal direct sales employees or through third party advertising agency intermediaries, when incurred because the amortization period is one year or less. These costs are recorded within direct operating expenses.

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Years Ended December 31,
	2021	2020	2019
Digital advertising	$555,338	$143,309	$68,908
Broadcast advertising	154,297	152,677	148,082
Spectrum usage rights	6,195	5,429	13,061
Retransmission consent	37,041	36,766	35,362
Other	7,321	5,845	8,162
Total revenue	$760,192	$344,026	$273,575

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

	Years Ended December 31,
	2021	2020	2019
Local direct	$23,070	$21,334	$25,972
Local agency	59,865	48,702	58,425
National agency	71,362	82,641	63,685
Total revenue	$154,297	$152,677	$148,082

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Years Ended December 31,
	2021	2020	2019
U.S.	$235,876	$220,574	$225,188
Latin America	466,638	123,267	48,155
Asia	30,898	-	-
Rest of the World	26,780	185	232
Total revenue	$760,192	$344,026	$273,575

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance, including amounts which are refundable. The change in the deferred revenue balance for the year ended December 31, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2020.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2020	Increase	Decrease *	December 31, 2021
Deferred revenue	$3,127	5,942	(3,127)	$5,942

* The amount disclosed in the decrease column reflects revenue that has been recorded during the year ended December 31, 2021.

(in thousands)	December 31, 2019	Increase	Decrease *	December 31, 2020
Deferred revenue	$2,390	3,127	(2,390)	$3,127

* The amount disclosed in the decrease column reflects revenue that has been recorded during the year ended December 31, 2020.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	December 31,			December 31,	Purchase Price		December 31,
	2019	Acquisitions	Impairment	2020	Adjustments	Acquisitions	2021
Digital	$5,962	$12,332	$(800)	$17,494	$(1,822)	$15,487	$31,159
Television	40,549	—	—	40,549	—	—	40,549
Audio	—	—	—	—	—	—	—
Consolidated	$46,511	$12,332	$(800)	$58,043	$(1,822)	$15,487	$71,708

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2021 and 2020 is as follows (in thousands):

		2021			2020
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	6	$60,043	$53,668	$6,375	$67,488	$59,726	$7,762
Customer base	8	74,512	20,557	53,955	47,052	7,874	39,178
Pre-sold advertising contracts and other	6	34,166	30,462	3,704	38,624	36,152	2,472
Total assets subject to amortization:		$168,721	$104,687	$64,034	$153,164	$103,752	$49,412
Intangible assets not subject to amortization:
FCC licenses and spectrum usage rights				209,053			216,653
Total intangible assets				$273,087			$266,065

The aggregate amount of amortization expense for the years ended December 31, 2021, 2020 and 2019 was approximately $8.9 million, $4.0 million and $6.0 million, respectively. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Estimated Amortization Expense	Amount
2022	$10,180
2023	9,650
2024	8,986
2025	7,531
2026	6,670
Thereafter	21,017
Total	$64,034

Impairment

The Company has identified each of its three operating segments to be separate reporting units: digital, television, and audio (formerly radio). The carrying values of the reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. The annual testing date is October 1.

The Company conducted its annual review of the fair value of the digital reporting unit. As of the annual goodwill testing date, October 1, 2021, there was $28.2 million of goodwill in the digital reporting unit. Based on the assumptions and estimates in Note 2, the fair value of the digital reporting unit exceeded its carrying value by 237%, resulting in no impairment charge. The calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 8%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 2%.

During the year ended December 31, 2020, the Company concluded that the digital reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $0.8 million.

The Company also conducted its annual review of the fair value of the television reporting unit. As of the annual goodwill testing date, October 1, 2021, there was $40.5 million of goodwill in the television reporting unit. Based on the assumptions and estimates in Note 2, the television reporting unit fair value exceeded its carrying value by 44%, resulting in no impairment charge in 2021. The calculation of the fair value of the reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the television reporting unit would decrease by 6%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 4%.

The Company did not have any goodwill in its audio reporting unit at December 31, 2021 and 2020.

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

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2021 and 2020. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The carrying value of one radio FCC license exceeded its fair value. As a result, the Company incurred an impairment charge of FCC licenses in its audio reporting unit in the amount of $0.1 million for the year ended December 31, 2021.

For the year ended December 31, 2020, the Company recorded impairment charges of FCC licenses in its television and audio reporting units in the amount of $23.5 million and $9.0 million, respectively.

For the year ended December 31, 2021, the Company recorded an impairment charge related to Intangibles subject to amortization of $1.3 million in its digital reporting unit to reflect the termination effective in June 2022 of an agreement with a media company for which we act as commercial partner. In addition, during the year ended December 31, 2021, the Company recorded an impairment charge related to Intangibles subject to amortization of $0.3 million and $1.3 million in its television and audio reporting units, respectively, to reflect the fair market value of assets held for sale.

For the year ended December 31, 2020, the Company recorded impairment charges related to Intangibles subject to amortization of $5.3 million, and property and equipment of $1.5 million.

6. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2021 and 2020 consists of (in millions):

	Estimated useful life (years)	2021	2020
Buildings	40	$18.6	$19.7
Construction in progress	—	1.2	1.9
Transmission, studio and other broadcast equipment	5-15	158.4	170.3
Office and computer equipment	3-7	33.6	33.9
Transportation equipment	5	5.4	6.8
Leasehold improvements and land improvements	Lesser of lease life or useful life	21.2	22.0
		238.4	254.6
Less accumulated depreciation		183.9	191.2
		54.5	63.4
Land		8.0	8.6
		$62.5	$72.0

Depreciation expense was $13.5 million, $13.3 million, and $10.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As part of the FCC auction for broadcast spectrum that concluded in 2017, the FCC has reassigned some stations to new post-auction channels and will reimburse station owners for the cost of the relocation. The Company has received notification from the FCC that 17 of its stations have been assigned to new channels with an estimated reimbursable cost of approximately $16.0 million. The Company recorded gains on involuntary conversion associated with the repack process of $2.6 million and $5.9 million in 2021 and 2020, respectively, which are presented as other operating gain in the Consolidated Statements of Operations.

7. LEASES

The Company’s leases are considered operating leases and primarily consist of real estate such as office space, broadcasting towers, land and land easements. A Right of Use (“ROU”) asset and lease liability is recognized as of the lease commencement date based on the present value of the future minimum lease payments over the lease term. As the implicit rate for operating leases is not readily determinable, the future minimum lease payments were discounted using an incremental borrowing rate. Due to the Company’s centralized treasury function, the Company applied a portfolio approach to discount its domestic lease obligations using its secured publicly traded U.S. dollar denominated debt instruments interpolating the duration of the debt to the remaining lease term. The incremental borrowing rate for international leases is the interest rate that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

The Company’s corporate headquarters are located in Santa Monica, California. The Company leases approximately 16,000 square feet of space in the building housing its corporate headquarters under a lease that the Company amended as of February 15, 2022 (see Note 19). The lease, as amended, provides that the Company will expand its corporate headquarters within the same building to a space consisting of approximately 37,506 square feet, at which point the term of the lease will be extended until January 31, 2034, subject to adjustment. The Company expects to complete its relocation in the second half of 2022. The Company also leases approximately 41,000 square feet of space in the building housing its radio network headquarters in Los Angeles, California, under a lease pursuant to which the Company has given notice that it is terminating the lease effective as of September 30, 2022. The Company intends on moving its personnel in the Los Angeles office to its expanded space in its Santa Monica headquarters.

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

The following table summarizes the expected future payments related to lease liabilities as of December 31, 2021:

(in thousands)
2022	$8,807
2023	5,432
2024	4,319
2025	3,944
2026	2,414
2026 and thereafter	11,485
Total minimum payments	$36,401
Less amounts representing interest	(8,109)
Present value of minimum lease payments	28,292
Less current operating lease liabilities	(7,304)
Long-term operating lease liabilities	$20,988

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2021 were 9.8 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2020 were 9.9 years and 6.3%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$10,265	$12,049	$10,582
Non-cash additions to operating lease assets	$6,950	$2,593	$4,797

The following table summarizes the components of lease expense:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$8,299	$9,891	$10,232
Variable lease cost	1,469	672	1,978
Short-term lease cost	1,710	848	668
Total lease cost	$11,478	$11,411	$12,878

For the year ended December 31, 2021, lease cost of $6.1 million, $4.8 million and $0.6 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the year ended December 31, 2020, lease cost of $5.9 million, $4.7 million and $0.8 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the year ended December 31, 2019, lease cost of $6.1 million, $6.0 million and $0.8 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2021 and 2020 consist of (in millions):

	2021	2020
Accounts payable	$58.8	$49.7
Accrued payroll and compensated absences	12.3	7.4
Accrued bonuses	5.8	4.0
Professional fees	0.3	1.3
Deferred revenue	5.9	3.1
Accrued national representation fees	1.7	1.6
Income taxes payable	6.5	3.4
Other taxes payable	8.8	10.4
Amounts due under joint sales agreements	1.0	1.2
Accrued property taxes	1.7	1.8
Accrued capital expenditures	0.9	1.2
Accrued media costs – digital	50.0	36.2
Accrued contingent consideration	44.6	—
Other	14.4	5.5
	$212.7	$126.8

9. LONG TERM DEBT

Long-term debt as of December 31, 2021 and 2020 is summarized as follows (in millions):

	2021	2020
Term Loan	$212.3	$215.3
Less current maturities	3.0	3.0
	209.3	212.3
Less unamortized debt issuance costs	1.9	1.8
	$207.4	$210.5

The scheduled maturities of long-term debt as of December 31, 2021 are as follows (in millions):

Year	Amount
2022	$3.0
2023	3.0
2024	206.3
2025	-
2026	-
Thereafter	-
$212.3

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

The Term Loan B Facility does not contain any financial covenants. In connection with the Company entering into the 2017 Credit Agreement, the Company and its restricted subsidiaries also entered into a Security Agreement, pursuant to which the Company and all of the companies existing in future wholly-owned domestic subsidiaries each granted a first priority security interest in the collateral securing the 2017 Credit Facility for the benefit of the lenders under the 2017 Credit Facility.

The Company did not make prepayments in 2021 and 2020.

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

The carrying amount of the Term Loan B Facility as of December 31, 2021 was $210.5 million, net of $1.9 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of December 31, 2021 was approximately $209.1 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

As of December 31, 2021, the Company believes that it is in compliance with all covenants in the 2017 Credit Agreement.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the consolidated balance sheets (in millions):

	December 31, 2021
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$88.3	$88.3	$—	$—

Liabilities:
Contingent consideration	$114.9	$—	—	$114.9

Nonrecurring fair value measurements:
FCC licenses	$0.7	—	—	$0.7	$(0.1)

	December 31, 2020
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$59.9	$59.9	$—	$—
Certificate of deposit	$2.8	—	$2.8	—
Corporate bonds	$25.2	$—	25.2	$—

Nonrecurring fair value measurements:
FCC licenses	$101.7	—	—	$101.7	$(32.5)
Goodwill	$5.2	—	—	$5.2	(0.8)

The Company held investments in a money market fund, certificates of deposit and corporate bonds. All certificates of deposit are within the current FDIC insurance limits and all corporate bonds are investment grade.

The Company’s money market account is comprised of cash and cash equivalents.

The Company’s available for sale debt securities are comprised of certificates of deposit and bonds. These securities are valued using quoted prices for similar attributes in active markets (Level 2). Since these investments are classified as available for sale, they are recorded at their fair market value within Cash and cash equivalents and Marketable securities in the Consolidated Balance Sheets and their unrealized gains or losses are included in other comprehensive income.

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), which the Company adopted on January 1, 2020. As of December 31, 2021 and 2020, the Company determined that a credit loss allowance is not required.

As of December 31, 2021, all of the available for sale debt securities have matured. As of December 31, 2020, the amortized cost of the certificate of deposit and corporate bonds was $2.8 million and $24.9 million, respectively.

The fair value of the contingent consideration is related to the acquisition of the remaining 49% of the issued and outstanding shares of stock of Cisneros Interactive, and the acquisitions of MediaDonuts and 365 Digital, and was estimated by applying the real options approach using level 3 inputs as further discussed in Note 3. The following table presents the changes in the contingent consideration for the year ended December 31, 2021 (in millions):

2021
Beginning balance	$-
Additions from acquisitions	106.7
(Gain) loss recognized in earnings	8.2
Ending balance	$114.9

11. INCOME TAXES

The components of income (loss) before provision for income taxes for the years ended December 31, 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Domestic	$35.9	$2.0	$(0.4)
Foreign	18.0	(1.9)	(10.9)
Income (loss) before provision for income taxes	$53.9	$0.1	$(11.3)

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Current
Federal	$1.8	$1.2	$(0.1)
State	1.9	(1.2)	9.4
Foreign	7.4	1.5	1.9
	$11.1	$1.5	$11.2
Deferred
Federal	$9.6	$0.8	$2.9
State	0.4	(1.0)	(4.0)
Foreign	(2.4)	0.2	(1.9)
	7.6	-	(3.0)
Total provision for taxes	$18.7	$1.5	$8.2

The income tax provision (benefit) differs from the amount of income tax determined by applying the Company’s federal corporate income tax rate of 21% to pre-tax income for the years ended December 31, 2021, 2020 and 2019 due to the following (in millions):

	2021	2020	2019
Computed “expected” tax provision (benefit)	$11.3	$-	$(2.4)
Change in income tax resulting from:
State taxes, net of federal benefit	1.9	0.7	1.0
Change in fair value of earnout	2.7	-	(1.6)
Non-deductible executive compensation	1.2	0.4	0.3
Non-deductible expenses	0.2	0.2	0.3
Foreign income	4.1	0.1	0.2
Foreign Permanent Differences including GAAP to Statutory Differences	2.8	-	-
Foreign Non-Territorial Income	(6.9)	-	-
State tax impact of previously deferred gain from FCC auction for broadcast spectrum	-	(2.5)	2.7
Transaction costs	0.2	0.1	-
Change in valuation allowance	0.2	1.7	-
Change in state tax rate	(0.1)	0.5	0.4
Stock compensation	(0.8)	0.2	0.4
Change in unrecognized tax benefits	(0.3)	0.1	0.7
Impairment	-	0.2	6.3
Other	2.2	(0.2)	(0.1)
	$18.7	$1.5	$8.2

The components of the deferred tax assets and liabilities at December 31, 2021 and 2020 consist of the following (in millions):

	2021	2020
Deferred tax assets:
Accrued expenses	$1.9	$1.9
Accounts receivable	1.5	1.0
Net operating loss carryforward	4.8	16.4
Stock-based compensation	1.4	1.1
Credits	-	0.1
Lease obligations	7.2	10.1
Other comprehensive income	0.4	0.4
Other	1.1	0.6
Total deferred tax assets	18.3	31.6
Valuation allowance	(1.9)	(1.7)
Net deferred tax assets	$16.4	$29.9
Deferred tax liabilities:
Intangible assets	$(70.3)	$(69.1)
Property and equipment	(5.9)	(7.2)
Lease assets	(6.4)	(8.4)
Other	(0.5)	(0.2)
Total deferred tax liabilities	(83.1)	(84.9)
Net deferred tax liabilities	$(66.7)	$(55.0)

As of December 31, 2021, the Company has state and foreign net operating loss carryforwards of approximately $44.7 million, and $8.6 million, respectively, available to offset future taxable income. The state net operating loss carryforwards will expire during the years 2028 through 2038, to the extent they are not utilized. The foreign net operating loss carryforwards will expire during the years 2026 through 2036 in various jurisdictions, In various other jurisdiction, net operating loss carryforwards do not expire.

Utilization of the Company’s state net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code or similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2021, the Company believes that utilization of its state net operating losses are not limited under any ownership change limitations provided under the Internal Revenue Code or under similar state statutes.

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

The Company periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets is highly subjective and requires significant judgment. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) future taxable income exclusive of reversing temporary differences and carryforwards; and (4) tax planning strategies. Based on the Company’s analysis and a review of all positive and negative evidence such as historical operations, future projections of taxable income and tax planning strategies that are prudent and feasible, the Company determined that it was more likely than not that its deferred tax assets would be realized for all jurisdictions with the exception of the Company’s digital operations located in Spain, Paraguay and Mexico. As a result of recurring losses from the digital operations in Spain, Paraguay and Mexico, the Company has determined that it is more likely than not that deferred tax assets of approximately $1.9 million at December 31, 2021 will not be realized and therefore the Company has established a valuation allowance on those assets.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2019	$6.7
Lapse of statute	(0.4)
Interest accrued	0.1
Decrease in balances related to prior year tax positions	(2.1)
Balance at December 31, 2020	$4.3
Lapse of statute	(3.6)
Interest accrued	0.1
Increase in balances related to prior year tax positions	2.4
Balance at December 31, 2021	$3.2

As of December 31, 2021, the Company had $3.2 million of gross unrecognized tax benefits for uncertain tax positions, of which $1.0 million would affect the effective tax rate if recognized.

As of December 31, 2021, the Company does not anticipates that the amount of unrecognized tax benefits to decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2021, the Company had $0.1 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states, and various foreign jurisdictions. The tax years 2018 to 2020 and 2017 to 2020 remain open to examination by federal and state taxing jurisdictions, respectively. For foreign jurisdictions, the tax years 2008 to 2020 may remain open to examination by certain foreign jurisdictions.

The Company intends to indefinitely reinvest its unremitted earnings in its foreign subsidiaries, and accordingly has not provided deferred tax liabilities on those earnings. The Company has not determined at this time an estimate of total amount of unremitted earnings, as it is not practical at this time.

12. COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through December 2026, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $17.3 million. In addition, the Company has commitments consist primarily of obligations for software licenses utilized by the Company's sales team of approximately $3.7 million. The 2022 and 2023 annual commitments total approximately $11.9 million and $7.4 million, respectively. The annual commitments beyond 2023 total approximately $1.7 million.

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

The Class U common stock, all of which is held by TelevisaUnivision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer of such shares of Class U common stock to a third party that is not an affiliate of TelevisaUnivision. In addition, as the holder of all of the Company’s issued and outstanding Class U common stock, so long as TelevisaUnivision holds a certain number of shares of Class U common stock, the Company may not, without the consent of TelevisaUnivision, merge, consolidate or enter into a business combination, dissolve or liquidate the Company or dispose of any interest in any Federal Communications Commission, or FCC, license with respect to television stations which are affiliates of TelevisaUnivision, among other things. Class U Common stock is entitled to dividends as and when declared on common stock.

During the year ended December 31, 2021, the Company paid cash dividends totaling $0.10 per share, or $8.5 million in the aggregate, on all shares of Class A, Class B, and Class U common stock. During the year ended December 31, 2020, the Company paid cash dividends totaling $0.13 per share, or $10.5 million in the aggregate, on all shares of Class A, Class B, and Class U common stock.

Preferred Stock

As of December 31, 2021 and 2020, there were no shares of any series of preferred stock issued and outstanding.

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

The Company did not repurchase any shares during the year ended December 31, 2021. The Company repurchased 0.3 million shares of Class A common stock at an average price of $2.02, for an aggregate purchase price per share of approximately $0.5 million, during the year ended December 31, 2020. The Company repurchased 3.8 million shares of Class A common stock at an average price per share of $3.30, for an aggregate purchase price of approximately $12.6 million, during the year ended December 31, 2019. As of December 31, 2021, the Company has repurchased a total of approximately 8.6 million shares of Class A common stock at an average price per share of $3.76, for an aggregate purchase price of approximately $32.2 million. All repurchased shares were retired as of December 31, 2021.

14. EQUITY INCENTIVE PLANS

In May 2004, the Company adopted its 2004 Equity Incentive Plan (“2004 Plan”), which replaced its 2000 Omnibus Equity Incentive Plan (“2000 Plan”). The 2000 Plan had allowed for the award of up to 11,500,000 shares of Class A common stock. The 2004 Plan, as originally adopted, allowed for the award of up to 10,000,000 shares of Class A common stock, plus any grants remaining available at its adoption date under the 2000 Plan. Awards under the 2004 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or restricted stock units. The 2004 Plan is administered by a committee appointed by the Board. This committee determines the type, number, vesting requirements and other features and conditions of such awards. Generally, stock options granted from the 2000 Plan have a contractual term of ten years from the date of the grant and vedst over four or five years and stock options granted from the 2004 Plan have a contractual term of ten years from the date of the grant and vest over four years.

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

The 2004 Plan was further amended by the Board of Directors on April 28, 2014, and approved by the stockholders at the 2014 annual meeting of stockholders on May 29, 2014, to extend the term of the 2004 Plan until May 29, 2024.

The 2004 Plan was further amended by the Board of Directors effective April 29, 2021, and approved by the stockholders at the 2021 annual meeting of stockholders on May 27, 2021, to increase the number of shares of Class A common stock issuable under the 2004 Plan by 8,000,000 shares, for a total of 18,000,000 shares issuable thereunder.

The Company has issued stock options and restricted stock units to various employees and non-employee directors of the Company in addition to non-employee service providers under both the 2004 Plan and the 2000 Plan. As of December 31, 2021, there were approximately 9.7 million securities remaining available for future issuance under equity compensation plans.

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

There were no stock options granted during the years ended December 31, 2021, 2020, and 2019.

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,115	$2.45		$970
Exercised	(49)	1.75		$70
Forfeited or cancelled	(122)	4.65
Outstanding at December 31, 2019	944	$2.20		$627
Exercised	(10)	$1.92		$11
Forfeited or cancelled	(50)	2.87
Outstanding at December 31, 2020	884	2.17		$722
Exercised	(533)	2.09		$1,559
Forfeited or cancelled	-	-
Outstanding at December 31, 2021	351	$2.28	0.99	$1,577
Vested and Exercisable at December 31, 2021	351	$2.28	0.99	$1,577

There was no stock-based compensation expense related to the Company’s employee stock option for the years ended December 31, 2021 and 2020. There was de minimis stock-based compensation expense related to the Company’s employee stock option for the year ended December 31, 2019.

Restricted Stock and Restricted Stock Units

The following is a summary of non-vested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2018	1,776	$5.08
Granted	1,582	2.74
Vested	(1,012)	4.58
Forfeited or cancelled	(90)	4.69
Nonvested balance at December 31, 2019	2,256	$3.64
Granted	2,623	2.96
Vested	(1,427)	3.63
Forfeited or cancelled	(81)	3.15
Nonvested balance at December 31, 2020	3,371	$3.12
Granted	3,200	6.49
Vested	(1,926)	4.35
Forfeited or cancelled	(115)	3.03
Nonvested balance at December 31, 2021	4,530	$5.00

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $9.6 million, $5.1 million and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, there was approximately $14.3 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of shares vested related to grants of restricted stock and restricted stock units was $8.7 million, $5.5 million, and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company’s restricted stock units are net settled by withholding shares of the Company’s common stock to cover minimum statutory incomes taxes and remitting the remaining shares of the Company’s common stock to an individual’s brokerage account. Authorized shares of the Company’s common stock are used to settle restricted stock units.

15. RELATED-PARTY TRANSACTIONS

Substantially all of the Company’s television stations are Univision- or UniMás-affiliated television stations. The network affiliation agreement with TelevisaUnivision provides certain of the Company’s owned stations the exclusive right to broadcast TelvisaUnivision’s primary Univision network and UniMás network programming in their respective markets. Under the network affiliation agreement, the Company retains the right to sell no less than four minutes per hour of the available advertising time on stations that broadcast Univision network programming, and the right to sell approximately four and a half minutes per hour of the available advertising time on stations that broadcast UniMás network programming, subject to adjustment from time to time by TelevisaUnivision.

Under the network affiliation agreement, TelevisaUnivision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on its Univision- and UniMás-affiliate television stations.

The Company also generates revenue under two marketing and sales agreements with TelevisaUnivision, which give it the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

At December 31, 2021, TelevisaUnivision owns approximately 11% of the Company’s common stock on a fully-converted basis.

The Company’s Class U common stock, all of which is held by TelevisaUnivision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer of such shares of Class U common stock to a third party that is not an affiliate of TelevisaUnivision. In addition, as the holder of all of the Company’s issued and outstanding Class U common stock, so long as TelevisaUnivision holds a certain number of shares of Class U common stock, the Company may not, without the consent of TelevisaUnivision, merge, consolidate or enter into a business combination, dissolve or liquidate the Company or dispose of any interest in any FCC license with respect to television stations which are affiliates of TelevisaUnivision, among other things.

On October 2, 2017, the Company entered into a new affiliation agreement which superseded and replaced its prior affiliation agreements with TelevisaUnivision. Additionally, on the same date, the Company entered into a proxy agreement and marketing and sales agreement with TelevisaUnivision, each of which superseded and replaced the prior comparable agreements with TelevisaUnivision. The term of each of these new agreements expires on December 31, 2026 for all of the Company’s Univision and UniMás network affiliate stations, except that each current agreement expired on December 31, 2021 with respect to the Company’s Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2021 and 2020, retransmission consent revenue accounted for approximately $37.0 million and $36.8 million, respectively, of which $25.9 million and $26.8 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

The following tables reflect the related-party balances with TelevisaUnivision and other related parties (in thousands):

	Univision		Other		Total
	2021	2020	2021	2020	2021	2020
Trade receivables	$8,162	$6,172	$—	$—	$8,162	$6,172
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net (2)	4,642	5,869	—	—	4,642	5,869
Accounts payable	1,802	1,969	118	118	1,920	2,087

	Univision
	2021	2020	2019
Direct operating expenses (1)	$8,412	$9,063	$8,194
Amortization	1,228	1,228	1,229

(1)
Consists primarily of national representation fees paid to TelevisaUnivision.
(2)
Consists of the TelevisaUnivision affiliation agreement

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and TelevisaUnivision. As of December 31, 2021 and 2020 these balances totaled $3.8 million and $4.4 million, respectively.

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

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, the cumulative gains and losses of derivative instruments that qualify as cash flow hedges, and the cumulative unrealized gains and losses of marketable securities. The following table provides a roll forward of accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of January 1, 2019	$(0.4)	$(1.0)	$(1.4)
Other comprehensive income (loss)	(0.1)	1.9	1.8
Income tax (expense) benefit	—	(0.5)	(0.5)
Other comprehensive income (loss), net of tax	(0.1)	1.4	1.3
Accumulated other comprehensive income (loss) as of December 31, 2019	(0.5)	0.4	(0.1)
Other comprehensive income (loss)	(0.9)	—	(0.9)
Income tax (expense) benefit	—	—	—
Other comprehensive income (loss), net of tax	(0.9)	—	(0.9)
Accumulated other comprehensive income (loss) as of December 31, 2020	(1.4)	0.4	(1.0)
Other comprehensive income (loss)	0.2	(0.1)	0.1
Income tax (expense) benefit	—	—	—
Other comprehensive income (loss), net of tax	0.2	(0.1)	0.1
Accumulated other comprehensive income (loss) as of December 31, 2021	$(1.2)	$0.3	$(0.9)

17. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

18. SEGMENT DATA

The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2021, based upon the type of advertising medium, which segments are digital, television and audio (formerly radio). The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

Digital

The Company's digital segment, whose operations are located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies.

The Company provides digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four separate business units:

•
the Company's digital commercial partnerships business;
•
Smadex, the Company's programmatic ad purchasing platform;
•
the Company's branding and mobile performance solutions business; and
•
the Company's digital audio business.

Through the Company's digital commercial partnerships business – the largest of its digital business units – the Company acts as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies represented by the Company include Meta Platforms, or Meta (formerly known as Facebook Inc.), Spotify AB, or Spotify, ByteDance Ltd., also known as TikTok, and Twitter, Inc., or Twitter, as well as other media companies, in 30 countries throughout the world. The Company's dedicated local sales teams sell advertising space on these media companies' digital platforms to its advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. The Company also provides some of its advertising customers billing, technological and other support, including strategic marketing and training, which it refers to as managed services.

Smadex is the Company's proprietary automated purchasing platform, on which advertisers can purchase ad inventory. This practice – the purchase and sale of advertising inventory electronically – is referred to in the Company's industry as programmatic advertising. Smadex is also a “demand-side" platform, which allows advertisers to purchase space from online marketplaces on which media companies list their advertising inventory. Most advertisements acquired through Smadex are placed on mobile devices, but they may also be placed on computers and Internet-connected televisions. The Company also provides managed services to some of its advertising customers in connection with their use of its Smadex platform.

The Company also offers a branding and mobile performance solutions business, which provides managed services to advertisers looking to connect with consumers, primarily on mobile devices. The Company's digital audio business provides digital audio advertising solutions for advertisers in the Americas.

Television

The Company's television operations reach and engage U.S. Hispanics in the United States. The Company owns and/or operates 49 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company generates revenue from advertising, retransmission consent agreements and the monetization of spectrum usage rights in these markets.

Audio

The Company's audio operations reach and engage U.S. Hispanics in the United States. The Company owns and operates 46 radio stations (37 FM and 9 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 69%, 36% and 18% and of its revenue outside the United States during the years ended December 31, 2021, 2020 and 2019, respectively (see Note 4).

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change	% Change
	2021	2020	2019	2021 to 2020	2020 to 2019
Net Revenue
Digital	$555,338	$143,309	$68,908	288%	108%
Television	146,839	154,456	149,654	(5)%	3%
Audio	58,015	46,261	55,013	25%	(16)%
Consolidated	760,192	344,026	273,575	121%	26%
Cost of revenue - digital	466,517	106,928	36,757	336%	191%
Direct operating expenses
Digital	25,481	15,227	18,357	67%	(17)%
Television	63,016	61,145	61,778	3%	(1)%
Audio	27,952	28,537	39,277	(2)%	(27)%
Consolidated	116,449	104,909	119,412	11%	(12)%
Selling, general and administrative expenses
Digital	26,123	15,404	13,904	70%	11%
Television	18,381	19,748	22,638	(7)%	(13)%
Audio	12,081	13,252	17,423	(9)%	(24)%
Consolidated	56,585	48,404	53,965	17%	(10)%
Depreciation and amortization
Digital	8,377	2,561	4,723	227%	(46)%
Television	12,477	12,918	10,059	(3)%	28%
Audio	1,566	1,803	1,866	(13)%	(3)%
Consolidated	22,420	17,282	16,648	30%	4%
Segment operating profit (loss)
Digital	28,840	3,189	(4,833)	804%	*
Television	52,965	60,645	55,179	(13)%	10%
Audio	16,416	2,669	(3,553)	515%	*
Consolidated	98,221	66,503	46,793	48%	42%
Corporate expenses	32,993	27,807	28,067	19%	(1)%
Change in fair value of contingent consideration	8,224	—	(6,478)	*	(100)%
Impairment charge	3,023	40,035	32,097	(92)%	25%
Foreign currency (gain) loss	508	(1,052)	754	*	*
Other operating (gain) loss	(6,998)	(6,895)	(5,994)	1%	15%
Operating income (loss)	$60,471	$6,608	$(1,653)	815%	*
Capital expenditures
Digital	$2,073	$1,659	$318
Television	2,833	7,184	24,174
Audio	705	641	792
Consolidated	$5,611	$9,484	$25,284
Total assets
Digital	$309,347	$196,020	$51,979
Television	433,303	425,899	465,758
Audio	108,692	125,426	138,463
Consolidated	$851,342	$747,345	$656,200

19. SUBSEQUENT EVENTS

On February 16, 2022, the Company entered into a Fifth Amendment, effective as of February 16, 2022 (the “Amendment”), to its Office Lease, dated as of August 19, 1999, as amended (the “Lease”), by and between Water Garden Company L.L.C. and the Company, pursuant to which the Company leases space in the building housing the Company’s corporate headquarters in Santa Monica, California. The Amendment provides, in material part, that the Company will expand its corporate headquarters in the same building from 16,023 square feet to 37,506 square feet, at which point the term of the Lease will be extended until January 31, 2034, among revisions to certain other terms and conditions.

The Amendment also terminates that portion of a previous amendment to the Lease, pursuant to which the Company would have relocated its corporate headquarters within the same building to a reduced space consisting of approximately 8,700 square feet.

All other provisions of the Lease, as amended, remain in full force and effect unless expressly amended or modified by the Amendment. The foregoing summary of the Lease does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Lease.

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2021	$3,790	$3,469	$67	$(928)	$6,398
Year ended December 31, 2020	$2,890	$2,452	$(59)	$(1,493)	$3,790
Year ended December 31, 2019	$3,395	$2,314	$14	$(2,833)	$2,890

(1)
Other adjustments represent recoveries and increases in the allowance for doubtful accounts.