Form 10-Q
period 2022-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2022-05-06
CIK 1109116

(

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Yes ☐ No ☒

As of May 2, 2022, there were 61,448,473 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,127,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2022

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 37 of our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 10-K”).

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$126,574	$185,094
Marketable securities	85,010	-
Restricted cash	749	749
Trade receivables, (including related parties of $4,391 and $8,162) net of allowance for doubtful accounts of $6,293 and $6,398	173,419	201,747
Assets held for sale	1,963	1,963
Prepaid expenses and other current assets (including related parties of $274 and $274)	36,341	18,925
Total current assets	424,056	408,478
Property and equipment, net of accumulated depreciation of $187,293 and $183,930	60,174	62,498
Intangible assets subject to amortization, net of accumulated amortization of $107,251 and $104,687 (including related parties of $4,410 and $4,642)	61,476	64,034
Intangible assets not subject to amortization	209,053	209,053
Goodwill	71,708	71,708
Deferred income taxes	1,462	1,462
Operating leases right of use asset	25,596	25,582
Other assets	8,084	8,527
Total assets	$861,609	$851,342
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$4,947	$4,903
Accounts payable and accrued expenses (including related parties of $1,342 and $1,920)	222,610	212,655
Operating lease liabilities	6,808	7,304
Total current liabilities	234,365	224,862
Long-term debt, less current maturities, net of unamortized debt issuance costs of $1,684 and $1,851	206,816	207,416
Long-term operating lease liabilities	21,505	20,988
Other long-term liabilities	79,076	72,930
Deferred income taxes	68,092	68,220
Total liabilities	609,854	594,416
Commitments and contingencies (note 6)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2022 62,083,381 and 2021 63,116,896	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2022 and 2021 14,127,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2022 and 2021 9,352,729	1	1
Additional paid-in capital	773,613	780,388
Accumulated deficit	(520,607)	(522,494)
Accumulated other comprehensive income (loss)	(1,260)	(977)
Total stockholders' equity	251,755	256,926
Total liabilities and stockholders' equity	$861,609	$851,342

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2022	2021
Net Revenue	$197,172	$148,880
Expenses:
Cost of revenue - digital	129,891	84,756
Direct operating expenses (including related parties of $1,576 and $1,937) (including non-cash stock-based compensation of $958 and $316)	27,823	26,561
Selling, general and administrative expenses	16,039	13,853
Corporate expenses (including non-cash stock-based compensation of $1,615 and $755)	8,724	7,158
Depreciation and amortization (includes direct operating of $4,350 and $3,843; selling, general and administrative of $1,967 and $1,153; and corporate of $78 and $188) (including related parties of $231 and $307)	6,395	5,184
Change in fair value of contingent consideration	5,100	-
Impairment charge	-	1,326
Foreign currency (gain) loss	(847)	586
Other operating (gain) loss	(119)	(1,913)
Operating income (loss)	4,166	11,369
Interest expense	(1,836)	(1,717)
Interest income	406	140
Dividend income	3	2
Income (loss) before income taxes	2,739	9,794
Income tax benefit (expense)	(852)	(2,792)
Net income (loss)	1,887	7,002
Net (income) loss attributable to redeemable noncontrolling interest	-	(1,573)
Net income (loss) attributable to common stockholders	$1,887	$5,429
Basic and diluted earnings per share:
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.02	$0.06
Cash dividends declared per common share	$0.03	$0.03

Weighted average common shares outstanding, basic	86,522,378	85,041,628
Weighted average common shares outstanding, diluted	88,630,216	86,986,581

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2022	2021
Net income (loss)	$1,887	$7,002
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	-	407
Change in fair value of available for sale securities	(283)	(69)
Total other comprehensive income (loss)	(283)	338
Comprehensive income (loss)	1,604	7,340
Comprehensive (income) loss attributable to redeemable noncontrolling interests	-	(1,573)
Comprehensive income (loss) attributable to common stockholders	$1,604	$5,767

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2021	63,116,896	14,127,613	9,352,729	-	$6	$2	$1	$780,388	$(522,494)	$(977)	$256,926
Issuance of common stock upon exercise of stock options or awards of restricted stock units	66,000	-	-	-	-	-	-	218	-	-	218
Tax payments related to shares withheld for share-based compensation plans	14,955	-	-	-	-	-	-	(257)	-	-	(257)
Stock-based compensation expense	-	-	-	-	-	-	-	2,573	-	-	2,573
Repurchase of Class A common stock	(1,114,470)	-	-	1,114,470	-	-	-	(7,142)	-	-	(7,142)
Retirement of treasury stock	-	-	-	(1,114,470)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,167)	-	-	(2,167)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(283)	(283)
Net income (loss) attributable to common stockholders for the three-month period-ended March 31, 2022	-	-	-	-	-	-	-	-	1,887	-	1,887
Balance, March 31, 2022	62,083,381	14,127,613	9,352,729	-	6	2	1	773,613	(520,607)	(1,260)	251,755

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2020	60,759,405	14,927,613	9,352,729	-	$6	$2	$1	$828,813	$(551,786)	$(1,056)	$275,980
Issuance of common stock upon exercise of stock options or awards of restricted stock units	6,045	-	-	-	-	-	-	(9)	-	-	(9)
Stock-based compensation expense	-	-	-	-	-	-	-	1,071	-	-	1,071
Dividends paid	-	-	-	-	-	-	-	(2,126)	-	-	(2,126)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(69)	(69)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	407	407
Net income (loss) attributable to common stockholders for the three-month period-ended March 31, 2021	-	-	-	-	-	-	-	-	5,429	-	5,429
Balance, March 31, 2021	60,765,450	14,927,613	9,352,729	-	6	2	1	827,749	(546,357)	(718)	280,683

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,887	$7,002
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,395	5,184
Impairment charge	-	1,326
Deferred income taxes	(359)	2,987
Non-cash interest	280	139
Amortization of syndication contracts	116	119
Payments on syndication contracts	(118)	(124)
Non-cash stock-based compensation	2,573	1,071
(Gain) loss on disposal of property and equipment	(151)	-
Change in fair value of contingent consideration	5,100	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	29,380	9,927
(Increase) decrease in prepaid expenses and other assets	(2,405)	1,177
Increase (decrease) in accounts payable, accrued expenses and other liabilities	10,521	(5,356)
Net cash provided by operating activities	53,219	23,452
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	164	-
Purchases of property and equipment	(1,547)	(1,838)
Purchases of marketable securities	(85,517)	-
Proceeds from marketable securities	-	12,120
Net cash provided by (used in) investing activities	(86,900)	10,282
Cash flows from financing activities:
Proceeds from stock option exercises	218	-
Tax payments related to shares withheld for share-based compensation plans	(257)	(9)
Payments on long-term debt	(750)	(750)
Dividends paid	(2,167)	(2,126)
Repurchase of Class A common stock	(7,142)	-
Payment of contingent consideration	(14,730)	-
Principal payments under finance lease obligation	(10)	-
Net cash used in financing activities	(24,838)	(2,885)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1)	(24)
Net increase (decrease) in cash, cash equivalents and restricted cash	(58,520)	30,825
Cash, cash equivalents and restricted cash:
Beginning	185,843	119,911
Ending	$127,323	$150,736
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$1,556	$1,578
Income taxes	$1,211	$(195)
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$922	$837

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2022

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s 2021 10-K for the year ended December 31, 2021. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2022 or any other future period.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading global advertising solutions, media and technology company. The Company's operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. The Company's digital segment, whose operations are located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. The Company's television and audio operations reach and engage U.S. Hispanics. The Company's management has determined that the Company operates in three reportable segments as of December 31, 2021, based upon the type of advertising medium: digital, television and audio.

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

The Company also has a diversified media portfolio that targets U.S. Hispanic audiences. The Company owns and/or operates 49 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary Univision television network of TelevisaUnivision Inc. (“TelevisaUnivision”) and TelevisaUnivision’s UniMás network. The Company owns and operates 46 radio stations in 14 U.S. markets. Its radio stations consist of 37 FM and 9 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. The Company also sells advertisements and syndicates radio programming to more than 100 markets across the United States.

The Impact of the COVID-19 Pandemic on the Company’s Business

The COVID-19 pandemic had a minimal impact on the Company's business during the quarter ended March 31, 2022. Subject to the extent and duration of possible resurgences of the pandemic from time to time and the continuing uncertain economic environment that has resulted from the pandemic, the Company anticipates that the pandemic will continue to have little effect on its business, from both an operational and financial perspective, in future periods. Nonetheless, the Company remains cautious due to the unpredictable nature of the pandemic and its effects.

During the quarter ended March 31, 2022, the Company did not experience material cancellations of advertising or a decrease in new advertising placements in its television and audio segments. Nonetheless, at this time the Company does not know if certain behavioral changes by audiences in their television viewership and radio listening habits during the pandemic are permanent and the impact any such changes could have on the Company’s results of operations in future periods.

In order to preserve cash during this uncertain period, the Company instituted certain cost reduction measures that are still in effect. Effective May 16, 2020, the Company suspended company matching of employee contributions to their 401(k) retirement plans. The Company reduced its dividend by 50% beginning in the second quarter of 2020, and it may continue to do so in future periods. The Company will continue to monitor these actions closely in light of current and changing conditions and may institute such additional actions, or reverse these actions in whole or in part, as the Company may believe are appropriate at a future date.

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

Restricted Cash

As of March 31, 2022 and December 31, 2021, the Company’s balance sheet includes $0.7 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, was as follows (in thousands):

	Three-Month Period
	Ended March 31,
	2022	2021
Cash and cash equivalents	$126,574	$149,987
Restricted cash	749	749
Total as presented in the Consolidated Statements of Cash Flows	$127,323	$150,736

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

Under the network affiliation agreement, Univision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on its Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2022 and 2021, the amount the Company paid Univision in this capacity was $1.6 million and $1.9 million, respectively.

The Company also generates revenue under a marketing and sales agreement with Univision, which give it the right to manage the marketing and sales operations of Univision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver.

Under the Company’s current proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of March 31, 2022, the amount due to the Company from Univision was $4.4 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended March 31, 2022 and 2021, retransmission consent revenue accounted for approximately $9.2 million and $9.6 million, respectively, of which $6.3 million and $6.7 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $2.6 million and $1.1 million for the three-month periods ended March 31, 2022 and 2021, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

For the three-month periods ended March 31, 2022 and 2021, there was no stock-based compensation expense related to grants of stock options. All grants of stock options have been fully expensed.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Three-Month Period
	Ended March 31, 2022
	Number Granted	Weighted Average Fair Value
Restricted stock units	53	$6.06

As of March 31, 2022, there was approximately $12.3 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.7 years.

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

	Three-Month Period
	Ended March 31,
	2022	2021
Basic earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$1,887	$5,429

Denominator:
Weighted average common shares outstanding	86,522,378	85,041,628

Per share:
Net income (loss) per share attributable to common stockholders	$0.02	$0.06

Diluted earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$1,887	$5,429

Denominator:
Weighted average common shares outstanding	86,522,378	85,041,628
Dilutive securities:
Stock options and restricted stock units	2,107,838	1,944,953
Diluted shares outstanding	88,630,216	86,986,581

Per share:
Net income (loss) per share attributable to common stockholders	$0.02	$0.06

For the three-month period ended March 31, 2022, a total of 17,411 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the three-month period ended March 31, 2021, there were no dilutive securities excluded from the computation of diluted income per share.

Treasury Stock

On March 1, 2022, the Company's Board of Directors approved a share repurchase of up to $20 million of the Company's common stock. Under this share repurchase program, the Company is authorized to purchase shares of its common stock from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. On the same date, the Board terminated the Company's previous share repurchase program of up to $45 million of the Company's common stock.

In the three-month period ended March 31, 2022, the Company repurchased 1.1 million shares of its Class A common stock under the new share repurchase program for an aggregate purchase price of $7.1 million, or an average price per share of $6.41. As of March 31, 2022, all such repurchased shares were retired.

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

On June 4, 2021, the Company entered into the Second Amendment (the "Amendment") to the 2017 Credit Agreement, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders”). The Amendment amends the 2017 Credit Agreement, primarily to permit additional investments in restricted subsidiaries that are not loan parties, and make certain changes to the definition of “Consolidated Net Income” for the purpose of calculating EBITDA as defined by the 2017 Credit Agreement. Pursuant to the Amendment, the Company agreed to pay to the Lenders consenting to the Amendment a fee equal to 0.375% of the aggregate principal amount of the outstanding loans held by such Lenders under the 2017 Credit Agreement as of June 4, 2021. This fee totaled approximately $0.6 million and it is amortized as interest expense over the remaining term of the Term Loan B.

The carrying amount of the Term Loan B Facility as of March 31, 2022 was $209.8 million, net of $1.7 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of March 31, 2022 was approximately $205.2 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of March 31, 2022, the majority of all deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company’s credit risk is spread across a large number of customers in the U.S., Latin America, Asia, and various other countries, therefore spreading the trade receivable credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that it is managing its trade receivable credit risk effectively. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration of a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

Aggregate receivables from the largest five advertisers represented 4% and 3% of total trade receivables as of March 31, 2022 and December 31, 2021, respectively. No single advertiser represents more than 5% of the total trade receivables.

Revenue from the largest advertiser represented 18% and 10% of total revenue for the three-month periods ended March 31, 2022 and 2021, respectively. No other advertiser represented more than 5% of the total revenue.

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense that aggregated $0.1 million and $1.1 million for the three-month periods ended March 31, 2022 and 2021, respectively. The net charge off of bad debts aggregated $0.1 million for each of the three-month periods ended March 31, 2022 and 2021.

Dependence on Global Media Companies

The Company is dependent on the continued commercial agreements with, as well as the financial and business strength of, the global media companies for which the Company acts as a commercial partner in the digital segment, as well as the companies from which it obtains programming in the television and audio segments. The Company could be at risk should any of these entities fail to perform their respective obligations to the Company. This in turn could materially adversely affect the Company’s business, results of operations and financial condition.

Revenue related to a single media company for which the Company acts as a commercial partner represented 53% and 56% of the Company's total revenue for the three-month periods ended March 31, 2022 and 2021, respectively.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the consolidated balance sheets (in millions):

	March 31, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$28.3	$28.3	$—	$—
Corporate bonds and notes	$76.5		$76.5
Asset-backed securities	$8.5		$8.5

Liabilities:
Contingent consideration	$105.3	$—	—	$105.3

	December 31, 2021
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$88.3	$88.3	$—	$—

Liabilities:
Contingent consideration	$114.9	$—	—	$114.9

Nonrecurring fair value measurements:
FCC licenses	$0.7	—	—	$0.7	$(0.1)

The Company held investments in a money market fund, corporate bonds and notes, and asset-backed securities. The majority of the carrying of the corporate bonds and asset-backed securities held by the Company are investment grade.

The Company’s money market account is comprised of cash and cash equivalents.

The Company’s available for sale debt securities are comprised of corporate bonds and notes, and asset-backed securities. These securities are valued using quoted prices for similar attributes in active markets (Level 2). Since these investments are classified as available for sale, they are recorded at their fair market value within Cash and cash equivalents and Marketable securities in the Consolidated Balance Sheets and their unrealized gains or losses are included in other comprehensive income.

As of March 31, 2022, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Corporate Bonds and Notes		Asset-Backed Securities
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$44,006	$(219)	$-	$-
Due after one year	32,877	(133)	8,506	(27)
Total	$76,883	$(352)	$8,506	$(27)

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of March 31, 2022 and December 31, 2021, the Company determined that a credit loss allowance is not required.

Included in interest income for the three-month periods ended March 31, 2022 and 2021 was interest income related to the Company’s available for sale securities of $0.4 million and $0.1 million, respectively.

The fair value of the contingent consideration is related to the acquisition of the remaining 49% of the issued and outstanding shares of stock of Cisneros Interactive, and the acquisitions of MediaDonuts and 365 Digital, and was estimated by applying the real options approach using level 3 inputs as further discussed in Note 7. The following table presents the changes in the contingent consideration (in millions):

	Three-Month Period
	Ended March 31,
	2022	2021
Beginning balance	$114.9	$-
Payments to sellers	(14.7)	-
(Gain) loss recognized in earnings	5.1	-
Ending balance	$105.3	$-

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in millions):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2021	$(1.2)	$0.3	$(0.9)
Other comprehensive income (loss)	-	(0.4)	(0.4)
Income tax (expense) benefit	-	0.1	0.1
Other comprehensive income (loss), net of tax	-	(0.3)	(0.3)
Accumulated other comprehensive income (loss) as of March 31, 2022	(1.2)	-	(1.2)

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

During the first quarter of 2020, the Company listed for sale a building and related improvements in the Laredo, Texas area. During the first quarter of 2022, the Company entered into a sales agreement for $2.7 million and the sale is expected to close in the second quarter of 2022. The transaction met the criteria for classification as assets held for sale and the carrying value of $2.0 million is presented as Assets Held for Sale in the Consolidated Balance Sheet as of March 31, 2022.

Recent Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective since the issuance of the 2021 10-K that had, or are expected to have, a material impact on the Company’s consolidated financial statements.

Newly Adopted Accounting Standards

There were no new accounting standards that were adopted since the issuance of the 2021 10-K.

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

In the case of representation fees, the Company does not control the distinct service, that being the commercial advertisement, prior to delivery and therefore recognizes revenue on a net basis. Similarly for joint service agreements, the Company does not own the station providing the airtime and therefore recognizes revenue on a net basis. In the case of talent fees, the on air personality is an employee of the Company and therefore the Company controls the service provided and recognizes revenue gross with an expense for fees paid to the employee.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period
	Ended March 31,
	2022	2021
Digital advertising	$153,711	$101,482
Broadcast advertising	31,457	33,675
Spectrum usage rights	1,535	2,844
Retransmission consent	9,195	9,647
Other	1,274	1,232
Total revenue	$197,172	$148,880

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

	Three-Month Period
	Ended March 31,
	2022	2021
Local direct	$5,421	$5,240
Local agency	12,553	13,188
National agency	13,483	15,247
Total revenue	$31,457	$33,675

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period
	Ended March 31,
	2022	2021
U.S.	$52,271	$52,473
Latin America	115,169	90,768
Asia	17,179	-
Rest of the World	12,553	5,639
Total revenue	$197,172	$148,880

Deferred Revenue

The Company records deferred revenues when cash payments are received or due in advance of its performance, including amounts which are refundable. The change in the deferred revenue balance for the three-month period ended March 31, 2022 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2021	Increase	Decrease *	March 31, 2022
Deferred revenue	$5,942	6,940	(5,942)	$6,940

* The amount reflects revenue that has been recorded in the three-month period ended March 31, 2022.

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

The operating leases are reflected within the consolidated balance sheet as right-of-use assets with the related liability presented as lease liability, current and lease liability, net of current portion. Lease expense is recognized on a straight-line basis over the lease term.

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

The Company’s corporate headquarters are located in Santa Monica, California. The Company leases approximately 16,000 square feet of space in the building housing its corporate headquarters under a lease that the Company amended as of February 15, 2022. The lease, as amended, provides that the Company will relocate and expand its corporate headquarters within the same building to a space consisting of approximately 37,506 square feet, at which point the term of the lease will be extended until January 31, 2034, subject to adjustment. The Company expects to complete its relocation in the second half of 2022. The Company also leases approximately 41,000 square feet of space in the building housing its radio network headquarters in Los Angeles, California, under a lease pursuant to which the Company has given notice that it is terminating the lease effective as of September 30, 2022. In respect of this termination, the Company will pay a termination fee of approximately $0.4 million, of which $0.2 million has been paid as of March 31, 2022. The Company intends on moving its personnel in the Los Angeles office to its expanded space in its Santa Monica headquarters.

The types of properties required to support each of the Company’s television and radio stations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of the Company’s office, studio and tower facilities are leased pursuant to non-cancelable long-term leases. The Company also owns the buildings and/or land used for office, studio and tower facilities at certain of its television and/or radio properties. The Company owns substantially all of the equipment used in its television and radio broadcasting business

The following table summarizes the expected future payments related to lease liabilities as of March 31, 2022:

(in thousands)
Remainder of 2022	$6,830
2023	6,062
2024	4,774
2025	4,417
2026	2,909
2027 and thereafter	11,472
Total minimum payments	$36,464
Less amounts representing interest	(8,151)
Present value of minimum lease payments	28,313
Less current operating lease liabilities	(6,808)
Long-term operating lease liabilities	$21,505

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of March 31, 2022 were 9.4 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of March 31, 2021 were 9.7 years and 6.3%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Three-Month Period Ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$2,480	$2,756
Non-cash additions to operating lease assets	$2,130	$2,683

The following table summarizes the components of lease expense:

	Three-Month Period	Three-Month Period
	Ended March 31,	Ended March 31,
(in thousands)	2022	2021
Operating lease cost	$2,165	$2,153
Variable lease cost	318	128
Short-term lease cost	415	439
Total lease cost	$2,898	$2,720

For the three-month period ended March 31, 2022, lease cost of $1.5 million, $1.3 million and $0.1 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the three-month period ended March 31, 2021, lease cost of $1.4 million, $1.2 million and $0.1 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2021, based upon the type of advertising medium, which segments are digital, television and audio. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, foreign currency (gain) loss and other operating (gain) loss. The Company generated 73% and 65% of its revenue outside the United States during the three-month periods ended March 31, 2022 and 2021, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period
	Ended March 31,		%
	2022	2021	Change
Net revenue
Digital	$153,711	$101,482	51%
Television	30,867	36,091	(14)%
Audio	12,594	11,307	11%
Consolidated	197,172	148,880	32%

Cost of revenue - digital	129,891	84,756	53%

Direct operating expenses
Digital	7,133	4,901	46%
Television	14,283	14,969	(5)%
Audio	6,407	6,691	(4)%
Consolidated	27,823	26,561	5%

Selling, general and administrative expenses
Digital	8,102	5,949	36%
Television	4,957	4,915	1%
Audio	2,980	2,989	(0)%
Consolidated	16,039	13,853	16%

Depreciation and amortization
Digital	2,677	1,581	69%
Television	2,893	3,216	(10)%
Audio	825	387	113%
Consolidated	6,395	5,184	23%

Segment operating profit (loss)
Digital	5,908	4,295	38%
Television	8,734	12,991	(33)%
Audio	2,382	1,240	92%
Consolidated	17,024	18,526	(8)%

Corporate expenses	8,724	7,158	22%
Change in fair value of contingent consideration	5,100	-	*
Impairment charge	-	1,326	(100)%
Foreign currency (gain) loss	(847)	586	*
Other operating (gain) loss	(119)	(1,913)	(94)%
Operating income (loss)	4,166	11,369	(63)%

Interest expense	$(1,836)	$(1,717)	7%
Interest income	406	140	190%
Dividend income	3	2	50%
Income (loss) before income taxes	2,739	9,794	(72)%

Capital expenditures
Digital	$769	$336
Television	460	1,031
Audio	288	146
Consolidated	$1,517	$1,513

	March 31,	December 31,
Total assets	2022	2021
Digital	330,204	309,347
Television	425,867	433,303
Audio	105,538	108,692
Consolidated	$861,609	$851,342

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

7. ACQUISITIONS

Cisneros Interactive

On October 13, 2020, the Company acquired from certain individuals (collectively, the “Sellers”), 51% of the issued and outstanding shares of stock of a digital advertising solutions companythat, together with its subsidiaries, does business under the name Cisneros Interactive (“Cisneros Interactive”). The acquisition, funded from cash on hand, included a purchase price of approximately $29.9 million in cash. The Company concluded that the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock was considered to be a noncontrolling interest.

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

Intangible assets subject to amortization acquired includes:

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

Effective December 31, 2021, the Company agreed to pay certain of the Sellers an accelerated earn-out of $14.7 million based on the EBITDA for calendar year 2021, which was paid in January 2022. As of March 31, 2022 the contingent liability was adjusted to its current fair value of $82.9 million, of which $28.8 million is a current liability and $54.1 million is a noncurrent liability. The change in the fair value of the contingent liability during the three-month period ended March 31, 2022, of $0.5 million is reflected in the Consolidated Statements of Operations. The remaining Sellers may elect to accelerate their earn-out payments upon the occurrence of certain events.

The table below presents the reconciliation of changes in redeemable noncontrolling interests (unaudited; in thousands):

	Three-Month Period
	Ended March 31,
	2022	2021
Beginning balance	$-	$33,285
Net income attributable to redeemable noncontrolling interest	-	1,573
Ending balance	$-	$34,858

During the three-month period ended March 31, 2022, Cisneros Interactive generated net revenue and net income of $112.5 million and $5.1 million (excluding the impact of contingent consideration liability adjustments), respectively. During the three-month period ended March 31, 2021, Cisneros Interactive generated net revenue and net income of $88.5 million and $3.2 million, respectively.

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

Intangible assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Publisher relationships	$16.9	10.0
Advertiser relationships	3.7	4.0
Trade name	2.0	5.0
Non-Compete agreements	0.2	4.0

As noted above, the acquisition of MediaDonuts includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to MediaDonuts based on a pre-determined multiple of MediaDonuts' 12-month EBITDA targets in calendar years 2021 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $20.3 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 5.8% to 6.7% over the three year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability was subsequently adjusted and has been reflected in the Consolidated Balance Sheet as of March 31, 2022 as noncurrent liabilities of $17.4 million. The change in the fair value of the contingent liability during the three-month period ended March 31, 2022 of $1.6 million is reflected in the Consolidated Statements of Operations.

The fair value of the assets acquired includes trade receivables of $9.9 million. The gross amount due under contract is $10.2 million, of which $0.3 million is expected to be uncollectable.

During the three-month period ended March 31, 2022, MediaDonuts generated net revenue and net income of $17.2 million and $2.6 million (excluding the impact of contingent consideration liability adjustments), respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to MediaDonuts' workforce and expected synergies from combining MediaDonuts' operations with those of the Company.

The following unaudited pro forma information has been prepared to give effect to the Company’s acquisition of MediaDonuts as if the acquisition had occurred on January 1, 2021. This pro forma information was adjusted to exclude acquisition fees and costs of $0.1 million for the three-month period ended March 31, 2021, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

Three-Month Period
Ended March 31,
2021
Pro Forma:
Total revenue	$158,477
Net income (loss) attributable to common stockholders	6,589

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$0.08

Weighted average common shares outstanding, basic	85,041,628
Weighted average common shares outstanding, diluted	86,986,581

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

Intangible assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Publisher relationships	$1.7	9.0
Advertiser relationships	0.2	4.0
Trade name	0.2	5.0
Non-Compete agreements	0.1	4.0

As noted above, the acquisition of 365 Digital includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to 365 Digital based on a pre-determined multiple of 365 Digital's 12-month EBITDA targets in calendar years 2022 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $2.0 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 7.6% to 8.3% over the three-year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability was subsequently adjusted and has been reflected in the Consolidated Balance Sheet as of March 31, 2022 as noncurrent liabilities of $5.0 million. The change in the fair value of the contingent liability during the three-month period ended March 31, 2022, of $3.0 million is reflected in the Consolidated Statements of Operations.

The fair value of the assets acquired includes trade receivables of $1.1 million. The gross amount due under contract is $1.1 million, of which a de minimis is expected to be uncollectable.

During the three-month period ended March 31, 2022, 365 Digital generated net revenue and net income of $2.1 million and $0.1 million (excluding the impact of contingent consideration liability adjustments), respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to 365 Digital's workforce and expected synergies from combining 365 Digital's operations with those of the Company.

The following unaudited pro forma information has been prepared to give effect to the Company’s acquisition of 365 Digital as if the acquisition had occurred on January 1, 2021. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

Three-Month Period
Ended March 31,
2021
Pro Forma:
Total revenue	$149,231
Net income (loss) attributable to common stockholders	5,452

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$0.06

Weighted average common shares outstanding, basic	85,041,628
Weighted average common shares outstanding, diluted	86,986,581

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global advertising solutions, media and technology company. Our operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. Our digital segment, whose operations are primarily located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. Our television and audio operations reach and engage U.S. Hispanics in the United States. For financial reporting purposes, we report in three segments based upon the type of advertising medium: digital, television and audio. Our net revenue for the three-month period ended March 31, 2022 was $197.2 million. Of that amount, revenue attributed to our digital segment accounted for approximately 78%, revenue attributed to our television segment accounted for approximately 16% and revenue attributed to our audio segment accounted for approximately 6%. Our digital segment now accounts for the majority of our revenues and we expect this to continue in future periods.

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

In our digital segment, we generate revenue primarily from sales of advertising that are placed by our advertising customers or their ad agencies on the digital platforms of third-party media companies for which we act as commercial partner or placed directly with online digital marketplaces through our Smadex platform. In our television and audio segments, we generate revenue primarily from sales of national and local advertising time on television stations and radio stations, retransmission consent agreements that are entered into with MVPDs, and agreements associated with our television stations’ spectrum usage rights. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers.

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

Highlights

During the first quarter of 2022, our consolidated revenue increased to $197.2 million from $148.9 million in the prior year period, primarily due to an increase in advertising revenue in our digital and audio segments, partially offset by a decrease in advertising and retransmission consent revenue in our television segment.

Net revenue in our digital segment increased to $153.7 million for the three-month period ended March 31, 2022 from $101.5 million for the three-month period ended March 31, 2021. This increase of approximately $52.2 million in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not contribute to net revenue in the comparable period ended March 31, 2021.

Net revenue in our television segment decreased to $30.9 million for the three-month period ended March 31, 2022 from $36.1 million for the three-month period ended March 31, 2021. This decrease of approximately $5.2 million, or 14%, in net revenue was primarily due to decreases in local and national advertising revenue, which was mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. Additionally, the overall decrease was attributed to a decrease in revenue from spectrum usage rights, and a decrease in retransmission consent revenue, partially offset by an increase political advertising revenue.

Net revenue in our audio segment increased to $12.6 million for the three-month period ended March 31, 2022 from $11.3 million for the three-month period ended March 31, 2021. This increase of approximately $1.3 million, or 11%, in net revenue was primarily due to increases in local advertising revenue and political advertising revenue.

The Impact of the COVID-19 Pandemic on our Business

This section of this report should be read in conjunction with the rest of this item, “Forward-Looking Statements” and Notes to Consolidated Financial Statements appearing herein, for a more complete understanding of the impact of the COVID-19 pandemic on our business.

The COVID-19 pandemic had minimal impact on our business during the quarter ended March 31, 2022. Subject to the extent and duration of possible resurgences of the pandemic from time to time and the continuing uncertain economic environment that has resulted from the pandemic, we anticipate that the pandemic will continue to have little effect on our business, from both an operational and financial perspective, in future periods. Nonetheless, we remain cautious due to the unpredictable nature of the pandemic and its effects.

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

During the quarter ended March 31, 2022, we did not experience material cancellations of advertising or a decrease in new advertising placements in our television and audio segments.

In order to preserve cash during this uncertain period, we instituted certain cost reduction measures that are still in effect. Effective May 16, 2020, we suspended company matching of employee contributions to their 401(k) retirement plans. We reduced our dividend by 50% beginning in the second quarter of 2020, and we may continue to do so in future periods. We will continue to monitor these actions closely in light of current and changing conditions and may institute such additional actions, or reverse these actions in whole or in part, as we may believe are appropriate at a future date.

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

Despite publicly available information that the U.S. economy is recovering, such improvement is uneven geographically and by industry, and economic recovery is uneven in many parts of the world, including places where we have digital operations, which are primarily emerging economies. Our operations and results of operations may be adversely impacted by any resurgence of the pandemic, the rate of vaccinations of local populations and other factors beyond our control.

Because of unprecedented uncertainties regarding the extent and duration of the pandemic and the continuing economic disruption that has resulted from the pandemic, our results of operations for the quarter and year ended March 31, 2022 may not be indicative of our results of operations for any future period. We do not know how soon the global, U.S. and local economies will fully recover to pre-pandemic levels, and they may do so at different rates. Any resurgence of the pandemic; reimposition of lockdown, shelter-in-place, stay-at-home and similar orders; prolongation of the continuing economic disruption that has resulted from the pandemic; or permanent changes in consumer behavior, could adversely affect our business, results of operations and financial condition in future periods during the course of the pandemic, or beyond.

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

Under the network affiliation agreement, TelevisaUnivision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2022 and 2021, the amount we paid TelevisaUnivision in this capacity was $1.6 million and $1.9 million, respectively.

We also generate revenue under a marketing and sales agreement with TelevisaUnivision, which give us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver.

Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During each of the three-month periods ended March 31, 2022 and 2021, retransmission consent revenue accounted for approximately $9.2 million and $9.6 million, respectively, of which $6.3 million and $6.7 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 10-K.

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2, “The Company and Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements.

Three-Month Periods Ended March 31, 2022 and 2021

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2022	2021	Change
Statements of Operations Data:
Net Revenue	$197,172	$148,880	32%

Cost of revenue - digital	129,891	84,756	53%
Direct operating expenses	27,823	26,561	5%
Selling, general and administrative expenses	16,039	13,853	16%
Corporate expenses	8,724	7,158	22%
Depreciation and amortization	6,395	5,184	23%
Change in fair value of contingent consideration	5,100	-	*
Impairment charge	-	1,326	(100)%
Foreign currency (gain) loss	(847)	586	*
Other operating (gain) loss	(119)	(1,913)	(94)%
	193,006	137,511	40%
Operating income (loss)	4,166	11,369	(63)%
Interest expense	(1,836)	(1,717)	7%
Interest income	406	140	190%
Dividend income	3	2	50%
Income before income (loss) taxes	2,739	9,794	(72)%
Income tax benefit (expense)	(852)	(2,792)	(69)%
Net income (loss)	1,887	7,002	(73)%
Net (income) loss attributable to redeemable noncontrolling interest	-	(1,573)	(100)%
Net income (loss) attributable to common stockholders	$1,887	$5,429	(65)%

Other Data:
Capital expenditures	1,517	1,513
Consolidated adjusted EBITDA (1)	18,113	14,195
Net cash provided by operating activities	53,219	23,452
Net cash provided by (used in) investing activities	(86,900)	10,282
Net cash used in financing activities	(24,838)	(2,885)

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

Because consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of March 31): 2022, 1.5 to 1; 2021, 2.1 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Three-Month Period
	Ended March 31,
	2022	2021
Consolidated adjusted EBITDA	$18,113	$14,195
EBITDA attributable to redeemable noncontrolling interest	-	2,837
Interest expense	(1,836)	(1,717)
Interest income	406	140
Dividend income	3	2
Income tax expense	(852)	(2,792)
Amortization of syndication contracts	(116)	(119)
Payments on syndication contracts	118	124
Non-cash stock-based compensation included in direct operating expenses	(958)	(316)
Non-cash stock-based compensation included in corporate expenses	(1,615)	(755)
Depreciation and amortization	(6,395)	(5,184)
Change in fair value of contingent consideration	(5,100)	-
Impairment charge	-	(1,326)
Other operating gain (loss)	119	1,913
Net (income) loss attributable to redeemable noncontrolling interest	-	(1,573)
Net income (loss) attributable to common stockholders	1,887	5,429

Depreciation and amortization	6,395	5,184
Impairment charge	-	1,326
Deferred income taxes	(359)	2,987
Non-cash interest	280	139
Amortization of syndication contracts	116	119
Payments on syndication contracts	(118)	(124)
Non-cash stock-based compensation	2,573	1,071
(Gain) loss on disposal of property and equipment	(151)	-
Change in fair value of contingent consideration	5,100	-
Net income (loss) attributable to redeemable noncontrolling interest	-	1,573
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	29,380	9,927
(Increase) decrease in prepaid expenses and other assets	(2,405)	1,177
Increase (decrease) in accounts payable, accrued expenses and other liabilities	10,521	(5,356)
Cash flows from operating activities	$53,219	$23,452

Consolidated Operations

Net Revenue. Net revenue increased to $197.2 million for the three-month period ended March 31, 2022 from $148.9 million for the three-month period ended March 31, 2021, an increase of approximately $48.3 million, or 32%. Of the overall increase, approximately $52.2 million was attributable to our digital segment and was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not contribute to net revenue in the comparable period ended March 31, 2021. In addition, of the overall increase, approximately $1.3 million was attributable to our audio segment primarily due to increases in local advertising revenue and political advertising revenue. The overall increase was partially offset by a decrease of approximately $5.2 million attributable to our television segment, primarily due to decreases in local and national advertising revenue, which was mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. Additionally, the decrease in our television segment was attributed to a decrease in revenue from spectrum usage rights, and a decrease in retransmission consent revenue, partially offset by an increase political advertising revenue.

We believe that for the full year 2022, net revenue will increase primarily as a result of growth in our digital segment and operating MediaDonuts and 365 Digital for a full year in 2022 compared to 2021. In addition, we believe that for the full year 2022, net revenue will increase in part as a result of an increase in political advertising revenue compared to 2021.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $129.9 million for the three-month period ended March 31, 2022 from $84.8 million for the three-month period ended March 31, 2021, an increase of $45.1 million, or 53%, primarily due to increased costs of revenue related to advertising revenue growth from our digital commercial partnerships business, and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur cost of revenue for us in the comparable period ended March 31, 2021. As a percentage of digital net revenue, cost of revenue increased to 85% for the three-month period ended March 31, 2022 from 84% for the three-month period ended March 31, 2021. We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this trend, we are offering programmatic alternatives to advertisers, which is putting pressure on margins. Additionally, we experienced lower margins related to revenue generated from the primarily global media companies for which we act as commercial partner as a result of relative negotiating strength and industry trends generally. We expect these trends will continue in future periods, likely further resulting in a higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Direct Operating Expenses. Direct operating expenses increased to $27.8 million for the three-month period ended March 31, 2022 from $26.6 million for the three-month period ended March 31, 2021, an increase of $1.2 million, or 5%. Of the overall increase, approximately $2.2 million that was attributable to our digital segment primarily due to an increase in expenses associated with the increase in digital advertising revenue and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur direct operating expenses for us in the comparable period ended March 31, 2021. The overall increase was partially offset by a decrease of approximately $0.7 million that was attributable to our television segment primarily due to a decrease in expenses associated with the decrease in local and national advertising revenue, and a decrease of approximately $0.3 million that was attributable to our audio segment primarily due to a decrease in rating services expense. As a percentage of net revenue, direct operating expenses decreased to 14% for the three-month period ended March 31, 2022 from 18% for the three-month period ended March 31, 2021, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that direct operating expenses will increase during 2022, primarily as a result of growth in our digital segment and operating MediaDonuts and 365 Digital for a full year in 2022 compared to less than a full year in 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $16.0 million for the three-month period ended March 31, 2022 from $13.9 million for the three-month period ended March 31, 2021, an increase of $2.1 million, or 16%. The increase was primarily attributable to our digital segment and was primarily due to increase in salary expense and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur selling, general and administrative expenses for us in the comparable period ended March 31, 2021. As a percentage of net revenue, selling, general and administrative expenses decreased to 8% for the three-month period ended March 31, 2022 from 9% for the three-month period ended March 31, 2021, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that selling, general and administrative expenses will increase during 2022, primarily as a result of growth in our digital segment and operating MediaDonuts and 365 Digital for a full year in 2022 compared to less than a full year in 2021.

Corporate Expenses. Corporate expenses increased to $8.7 million for the three-month period ended March 31, 2022 from $7.2 million for the three-month period ended March 31, 2021, an increase of $1.5 million or 22%. The increase was primarily due to increases in non-cash stock-based compensation, salaries, and audit fees. As a percentage of net revenue, corporate expenses decreased to 4% for the three-month period ended March 31, 2022 from 5% for the three-month period ended March 31, 2021, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that corporate expenses will increase during 2022 compared to 2021, primarily due to non-cash stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization increased to $6.4 million for the three-month period ended March 31, 2022 compared to $5.2 million for the three-month period ended March 31, 2021, an increase of $1.2 million. The increase was primarily attributable to amortization of the intangible assets from our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur depreciation and amortization expenses for us in the comparable period ended March 31, 2021.

Foreign currency (gain) loss. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result, a portion of our revenues is denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, certain other Latin American currencies and various other currencies. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our digital business. We had a foreign currency gain of $0.8 million for the three-month period ended March 31, 2022 compared to a foreign currency loss of $0.6 million for the three-month period ended March 31, 2021. Foreign currency gains and losses are primarily due to currency fluctuations that affected our digital segment operations located outside the United States.

Other operating gain. Other operating gain decreased to $0.1 million for the three-month period ended March 31, 2022 from $1.9 million for the three-month period ended March 31, 2021, primarily due to a decrease in gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017.

Impairment. During the three-month period ended March 31, 2021 we recorded an impairment charge of $1.3 million related to assets held for sale.

Operating Income (Loss). As a result of the above factors, operating income was $4.2 million for the three-month period ended March 31, 2022, compared to operating income of $11.4 million for the three-month period ended March 31, 2021.

Interest Expense, net. Interest expense, net decreased to $1.4 million for the three-month period ended March 31, 2022 from $1.6 million for the three-month period ended March 31, 2021, a decrease of $0.2 million. This decrease was primarily due to interest income on our available for sale securities.

Income Tax Benefit (Expense). Income tax expense for the three-month period ended March 31, 2022 was $0.9 million, or 31% of our pre-tax income. Income tax expense for the three-month period ended March 31, 2021 was $2.8 million, or 29% of our pre-tax income. The effective tax rate for the three-month period ended March 31, 2022 was different from our statutory rate due to foreign and state taxes, a valuation allowance on deferred tax assets in our Spanish, Paraguay and Mexico digital entities, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income

Our management periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets and the amount maintained in any such allowance is highly subjective and is based on many factors, several of which are subject to significant judgment calls.

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of our digital operations located in Spain, Paraguay and Mexico. As a result of recurring losses from our digital operations in Spain, Paraguay and Mexico, management has determined that it is more likely than not that deferred tax assets of approximately $2.0 million at March 31, 2022 will not be realized and therefore we have established a valuation allowance on those assets.

We intend to reinvest permanently our unremitted earnings in our foreign subsidiaries, and accordingly have not provided deferred tax liabilities on those earnings. We have not yet determined an estimate of the total amount of unremitted earnings.

Segment Operations

Digital

Net Revenue. Net revenue in our digital segment increased to $153.7 million for the three-month period ended March 31, 2022 from $101.5 million for the three-month period ended March 31, 2021. This increase of approximately $52.2 million in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not contribute to net revenue in the comparable period ended March 31, 2021

Cost of revenue. Cost of revenue in our digital segment increased to $129.9 million for the three-month period ended March 31, 2022 from $84.8 million for the three-month period ended March 31, 2021, an increase of $45.1 million, primarily due to increased costs of revenue related to advertising revenue growth from our digital commercial partnerships business, and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur cost of revenue for us in the comparable period ended March 31, 2021. As a percentage of digital net revenue, cost of revenue increased to 85% for the three-month period ended March 31, 2022 from 84% for the three-month period ended March 31, 2021. We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this trend, we are offering programmatic alternatives to advertisers, which is putting pressure on margins. Additionally, we experienced lower margins related to revenue generated from the primarily global media companies for which we act as commercial partner as a result of relative negotiating strength and industry trends generally. We expect these trends will continue in future periods, likely further resulting in a higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Direct operating expenses. Direct operating expenses in our digital segment increased to $7.1 million for the three-month period ended March 31, 2022 from $4.9 million for the three-month period ended March 31, 2021, an increase of $2.2 million. The increase was primarily due to an increase in expenses associated with the increase in digital advertising revenue and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur direct operating expenses for us in the comparable period ended March 31, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $8.1 million for the three-month period ended March 31, 2022 from $5.9 million for the three-month period ended March 31, 2021, an increase of $2.2 million. The increase was primarily due to an increase in salary expense and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur selling, general and administrative expenses for us in the comparable period ended March 31, 2021.

Television

Net Revenue. Net revenue in our television segment decreased to $30.9 million for the three-month period ended March 31, 2022 from $36.1 million for the three-month period ended March 31, 2021. This decrease of approximately $5.2 million, or 14%, in net revenue was primarily due to decreases in local and national advertising revenue, which was mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. Additionally, the overall decrease was attributed to a decrease in revenue from spectrum usage rights, and a decrease in retransmission consent revenue, partially offset by an increase political advertising revenue.

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

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $14.3 million for the three-month period ended March 31, 2022 from $15.0 million for the three-month period ended March 31, 2021, a decrease of approximately $0.7 million. The decrease was primarily due to a decrease in expenses associated with the decrease in local and national advertising revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.0 million for the three-month period ended March 31, 2022 from $4.9 million for the three-month period ended March 31, 2021, an increase of approximately $0.1 million.

Audio

Net Revenue. Net revenue in our audio segment increased to $12.6 million for the three-month period ended March 31, 2022 from $11.3 million for the three-month period ended March 31, 2021. This increase of approximately $1.3 million, or 11%, in net revenue was primarily due to increases in local advertising revenue and political advertising revenue.

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

Direct Operating Expenses. Direct operating expenses in our audio segment decreased to $6.4 million for the three-month period ended March 31, 2022 from $6.7 million for the three-month period ended March 31, 2021, a decrease of $0.3 million. The decrease was primarily due to a decrease in rating services expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our audio segment remained constant at $3.0 million for each of the three-month periods ended March 31, 2022 and 2021.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income attributable to common stockholders of $29.3 million for the year ended December 31, 2021, and net losses attributable to common stockholders of $3.9 million and $19.7 million for the years ended December 31, 2020 and 2019, respectively. We had positive cash flow from operations of $65.3 million, $63.4 million and $31.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. We had positive cash flow from operations of $53.2 million for the three-month period ended March 31, 2022. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $126.6 million, and available for sale marketable securities in the additional amount of $85.0 million, as of March 31, 2022. Our liquidity is not materially impacted by the amounts held in accounts outside the United States.

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

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of March 31, 2022, the interest rate on our Term Loan B was 2.96%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

On June 4, 2021, we entered into the Second Amendment (the "Amendment") to the 2017 Credit Agreement, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders”). The Amendment amends the 2017 Credit Agreement, primarily to permit additional investments in restricted subsidiaries that are not loan parties, and make certain changes to the definition of “Consolidated Net Income” for the purpose of calculating EBITDA as defined by the 2017 Credit Agreement. Pursuant to the Amendment, we agreed to pay to the Lenders consenting to the Amendment a fee equal to 0.375% of the aggregate principal amount of the outstanding loans held by such Lenders under the 2017 Credit Agreement as of June 4, 2021. This fee totaled approximately $0.6 million and it is amortized as interest expense over the remaining term of the Term Loan.

The carrying amount of the Term Loan B Facility as of March 31, 2022 was $209.8 million, net of $1.7 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of March 31, 2022 was $205.2 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

Share Repurchase Program

On March 1, 2022, our Board of Directors approved a share repurchase program of up to $20 million of our common stock. Under this share repurchase program, we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. On the same date, the Board terminated our previous share repurchase program of up to $45 million of our common stock.

In the three-month period ended March 31, 2022, we repurchased 1.1 million shares of our Class A common stock under the new share repurchase program, for an aggregate purchase price of $7.1 million, or an average price per share of $6.41. As of March 31, 2022, all such repurchased shares were retired.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $18.1 million for the three-month period ended March 31, 2022 compared to $14.2 million for the three-month period ended March 31, 2021. As a percentage of net revenue, consolidated adjusted EBITDA was 9% and 10% for the three-month periods ended March 31, 2022 and 2021, respectively.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of March 31): 2022, 1.5 to 1; 2021, 2.1 to 1.

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

Cash Flow

Net cash flow provided by operating activities was $53.2 million for the three-month period ended March 31, 2022 compared to net cash flow provided by operating activities of $23.5 million for the three-month period ended March 31, 2021. We had net income of $1.9 million for the three-month period ended March 31, 2022, which included non-cash items such as deferred income taxes of $0.3 million, depreciation and amortization expense of $6.4 million, change in fair value of contingent consideration of $5.1 million, and non-cash stock-based compensation of $2.6 million. We had net income of $7.0 million for the three-month period ended March 31, 2021, which included non-cash items such as deferred income taxes of $3.0 million, depreciation and amortization expense of $5.2 million, and non-cash stock-based compensation of $1.1 million. We expect to have positive cash flow from operating activities for the 2022 year.

Net cash flow used in investing activities was $86.9 million for the three-month period ended March 31, 2022, compared to net cash flow provided by investing activities of $10.3 million for the three-month period ended March 31, 2021. During the three-month period ended March 31, 2022, we spent $85.5 million on purchases of marketable securities, spent $1.5 million in net capital expenditures, and received $0.2 million from sale of property and equipment and intangibles. During the three-month period ended March 31, 2021, we had proceeds of $12.1 million from the maturity of marketable securities and spent $1.8 million in net capital expenditures. We anticipate that our capital expenditures will be approximately $16.4 million during the full year 2022. Of this amount, we expect that approximately $3.6 million will be reimbursed in connection with a new office lease . The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $24.8 million for the three-month period ended March 31, 2022, compared to net cash flow used in financing activities of $2.9 million for the three-month period ended March 31, 2021. During the three-month period ended March 31, 2022, we made a payment of contingent consideration of $14.7 million, dividend payments of $2.2, debt payments of $0.8 million, and spent $7.1 million for the repurchase of Class A common stock. During the three-month period ended March 31, 2021, we made dividend payments of $2.1 million and debt payments of $0.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of March 31, 2022, we had $211.5 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the Eurodollar were to increase by a hypothetical 100 basis points, or one percentage point, from its March 31, 2022 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.1 million based on the outstanding balance of our term loan as of March 31, 2022.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, certain other Latin American currencies and various other currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at March 31, 2022 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are primarily denominated in U.S. Dollars. In addition, certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, such as Spain, Latin American countries and other countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On March 1, 2022, our Board of Directors approved a share repurchase program of up to $20 million of our common stock. Under this share repurchase program, we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. On the same date, the Board terminated our previous share repurchase program of up to $45 million of our common stock.

In the three-month period ended March 31, 2022, we repurchased 1.1 million shares of our Class A common stock under the new share repurchase program, for an aggregate purchase price of $7.1 million, or an average price per share of $6.41. As of March 31, 2022, all such repurchased shares were retired.

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

Date: May 6, 2022