Form 10-Q
period 2022-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2022-08-04
CIK 1109116

(

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Yes ☐ No ☒

As of August 1, 2022, there were 61,465,531 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,127,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2022

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
•
the ability to keep up with rapid technological and other changes, and compete effectively, in newer forms of media, including digital media, and changes within digital media;
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
•
changes in advertising rates as a result of various factors;
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
•
the effect inflation may have on decision-making by our advertisers to place ads with or through us across our operating segments;
•
our dependence upon a single global media company for the majority of our revenue;
•
the effectiveness with which we handle credit risk in our digital segment insofar as we are required to pay the media companies for which we act as commercial partner for all inventory purchased regardless of whether we are able to collect on a transaction from the local advertiser or its ad agency;
•
the impact of a strengthening U.S. dollar on our overseas operations, including but not limited to our exposure between the time that we invoice in local currency and deposit the related collections into U.S. dollar-denominated accounts;
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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$109,950	$185,094
Marketable securities	74,278	-
Restricted cash	750	749
Trade receivables, (including related parties of $6,028 and $8,162) net of allowance for doubtful accounts of $6,763 and $6,398	184,872	201,747
Assets held for sale	-	1,963
Prepaid expenses and other current assets (including related parties of $274 and $274)	37,029	18,925
Total current assets	406,879	408,478
Property and equipment, net of accumulated depreciation of $190,316 and $183,930	58,274	62,498
Intangible assets subject to amortization, net of accumulated amortization of $109,789 and $104,687 (including related parties of $4,178 and $4,642)	58,931	64,034
Intangible assets not subject to amortization	209,053	209,053
Goodwill	73,273	71,708
Deferred income taxes	1,462	1,462
Operating leases right of use asset	24,356	25,582
Other assets	7,975	8,527
Total assets	$840,203	$851,342
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$4,795	$4,903
Accounts payable and accrued expenses (including related parties of $1,235 and $1,920)	229,953	212,655
Operating lease liabilities	6,097	7,304
Total current liabilities	240,845	224,862
Long-term debt, less current maturities, net of unamortized debt issuance costs of $1,532 and $1,851	206,218	207,416
Long-term operating lease liabilities	20,802	20,988
Other long-term liabilities	49,135	72,930
Deferred income taxes	67,910	68,220
Total liabilities	584,910	594,416
Commitments and contingencies (note 6)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2022 61,465,531 and 2021 63,116,896	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2022 and 2021 14,127,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2022 and 2021 9,352,729	1	1
Additional paid-in capital	769,977	780,388
Accumulated deficit	(512,140)	(522,494)
Accumulated other comprehensive income (loss)	(2,553)	(977)
Total stockholders' equity	255,293	256,926
Total liabilities and stockholders' equity	$840,203	$851,342

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net Revenue	$221,695	$178,410	$418,867	$327,290
Expenses:
Cost of revenue - digital	144,965	109,030	274,856	193,786
Direct operating expenses (including related parties of $1,752, $1,952, $3,328 and $3,889) (including non-cash stock-based compensation of $939, $334, $1,897 and $650)	29,596	28,336	57,419	54,897
Selling, general and administrative expenses	17,775	13,106	33,814	26,959
Corporate expenses (including non-cash stock-based compensation of $1,697, $801, $3,312 and $1,556)	8,520	7,345	17,244	14,503
Depreciation and amortization (includes direct operating of $4,287, $3,787, $8,637 and $7,629; selling, general and administrative of $1,920, $1,170, $3,887 and $2,324; and corporate of $56, $117, $134 and $305) (including related parties of $232, $308, $463 and $615)	6,263	5,074	12,658	10,258
Change in fair value of contingent consideration	976	-	6,076	-
Impairment charge	-	112	-	1,438
Foreign currency (gain) loss	993	(309)	146	277
Other operating (gain) loss	(834)	(523)	(953)	(2,436)
Operating income (loss)	13,441	16,239	17,607	27,608
Interest expense	(2,334)	(1,856)	(4,170)	(3,573)
Interest income	722	83	1,128	223
Dividend income	11	2	14	4
Income (loss) before income taxes	11,840	14,468	14,579	24,262
Income tax benefit (expense)	(3,373)	(3,992)	(4,225)	(6,784)
Net income (loss)	8,467	10,476	10,354	17,478
Net (income) loss attributable to redeemable noncontrolling interest	-	(2,612)	-	(4,185)
Net income (loss) attributable to common stockholders	$8,467	$7,864	$10,354	$13,293
Basic and diluted earnings per share:
Net income (loss) per share attributable to common stockholders, basic	$0.10	$0.09	$0.12	$0.16
Net income (loss) per share attributable to common stockholders, diluted	$0.10	$0.09	$0.12	$0.15

Cash dividends declared per common share	$0.03	$0.03	$0.05	$0.05

Weighted average common shares outstanding, basic	84,959,130	85,188,182	85,735,916	85,115,310
Weighted average common shares outstanding, diluted	86,985,817	87,777,039	87,803,178	87,382,215

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$8,467	$10,476	$10,354	$17,478
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(43)	(271)	(43)	136
Change in fair value of available for sale securities	(1,250)	(39)	(1,533)	(108)
Total other comprehensive income (loss)	(1,293)	(310)	(1,576)	28
Comprehensive income (loss)	7,174	10,166	8,778	17,506
Comprehensive (income) loss attributable to redeemable noncontrolling interests	-	(2,612)	-	(4,185)
Comprehensive income (loss) attributable to common stockholders	$7,174	$7,554	$8,778	$13,321

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2021	63,116,896	14,127,613	9,352,729	-	$6	$2	$1	$780,388	$(522,494)	$(977)	$256,926
Issuance of common stock upon exercise of stock options or awards of restricted stock units	66,000	-	-	-	-	-	-	218	-	-	218
Tax payments related to shares withheld for share-based compensation plans	14,955	-	-	-	-	-	-	(257)	-	-	(257)
Stock-based compensation expense	-	-	-	-	-	-	-	2,573	-	-	2,573
Repurchase of Class A common stock	(1,114,470)	-	-	1,114,470	-	-	-	(7,142)	-	-	(7,142)
Retirement of treasury stock	-	-	-	(1,114,470)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,167)	-	-	(2,167)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(283)	(283)
Net income (loss) attributable to common stockholders for the three-month period-ended March 31, 2022	-	-	-	-	-	-	-	-	1,887	-	1,887
Balance, March 31, 2022	62,083,381	14,127,613	9,352,729	-	6	2	1	773,613	(520,607)	(1,260)	251,755
Tax payments related to shares withheld for share-based compensation plans	20,681	-	-	-	-	-	-	(10)	-	-	(10)
Stock-based compensation expense	-	-	-	-	-	-	-	2,636	-	-	2,636
Repurchase of Class A common stock	(638,531)	-	-	638,531	-	-	-	(4,138)	-	-	(4,138)
Retirement of treasury stock	-	-	-	(638,531)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,124)	-	-	(2,124)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(1,250)	(1,250)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(43)	(43)
Net income (loss) attributable to common stockholders for the three-month period-ended June 30, 2022	-	-	-	-	-	-	-	-	8,467	-	8,467
Balance, June 30, 2022	61,465,531	14,127,613	9,352,729	-	6	2	1	769,977	(512,140)	(2,553)	255,293

See Notes to Consolidated Financial Statements

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2020	60,759,405	14,927,613	9,352,729	-	$6	$2	$1	$828,813	$(551,786)	$(1,056)	$275,980
Issuance of common stock upon exercise of stock options or awards of restricted stock units	6,045	-	-	-	-	-	-	(9)	-	-	(9)
Stock-based compensation expense	-	-	-	-	-	-	-	1,071	-	-	1,071
Dividends paid	-	-	-	-	-	-	-	(2,126)	-	-	(2,126)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(69)	(69)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	407	407
Net income (loss) attributable to common stockholders for the three-month period-ended March 31, 2021	-	-	-	-	-	-	-	-	5,429	-	5,429
Balance, March 31, 2021	60,765,450	14,927,613	9,352,729	-	6	2	1	827,749	(546,357)	(718)	280,683
Issuance of common stock upon exercise of stock options or awards of restricted stock units	304,194	-	-	-	-	-	-	(277)	-	-	(277)
Stock-based compensation expense	-	-	-	-	-	-	-	1,135	-	-	1,135
Class B common stock exchanged for Class A common stock	120,000	(120,000)	-	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,133)	-	-	(2,133)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(39)	(39)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(271)	(271)
Net income (loss) attributable to common stockholders for the three-month period-ended June 30, 2021	-	-	-	-	-	-	-	-	7,864	-	7,864
Balance, June 30, 2021	61,189,644	14,807,613	9,352,729	-	6	2	1	826,474	(538,493)	(1,028)	286,962

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$10,354	$17,478
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,658	10,258
Impairment charge	-	1,438
Deferred income taxes	(3,213)	3,699
Non-cash interest	711	298
Amortization of syndication contracts	231	238
Payments on syndication contracts	(234)	(239)
Non-cash stock-based compensation	5,209	2,206
(Gain) loss on disposal of property and equipment	(638)	-
Change in fair value of contingent consideration	6,076	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	17,588	467
(Increase) decrease in prepaid expenses and other assets	(1,252)	2,909
Increase (decrease) in accounts payable, accrued expenses and other liabilities	15,416	5,633
Net cash provided by operating activities	62,906	44,385
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	2,671	-
Purchases of property and equipment	(3,209)	(2,836)
Purchases of marketable securities	(87,239)	-
Proceeds from marketable securities	10,499	17,800
Net cash provided by (used in) investing activities	(77,278)	14,964
Cash flows from financing activities:
Proceeds from stock option exercises	218	172
Tax payments related to shares withheld for share-based compensation plans	(267)	(458)
Payments on long-term debt	(1,500)	(1,500)
Dividends paid	(4,291)	(4,259)
Repurchase of Class A common stock	(11,280)	-
Payment of contingent consideration	(43,606)	-
Principal payments under finance lease obligation	(39)	-
Payments of capitalized debt costs	-	(604)
Net cash used in financing activities	(60,765)	(6,649)
Effect of exchange rates on cash, cash equivalents and restricted cash	(6)	-
Net increase (decrease) in cash, cash equivalents and restricted cash	(75,143)	52,700
Cash, cash equivalents and restricted cash:
Beginning	185,843	119,911
Ending	$110,700	$172,611
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$3,459	$3,275
Income taxes	$7,438	$3,085
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$1,150	$956

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading global advertising solutions, media and technology company. The Company's operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. The Company's digital segment, whose operations are located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. The Company's television and audio operations reach and engage U.S. Hispanics. The Company's management has determined that the Company operates in three reportable segments as of June 30, 2022, based upon the type of advertising medium: digital, television and audio.

The Company's digital segment provides digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four separate business units:

•
the Company's digital commercial partnerships business;
•
Smadex, the Company's programmatic ad purchasing platform;
•
the Company's branding and mobile performance solutions business; and
•
the Company's digital audio business.

Through the Company's digital commercial partnerships business – the largest of its digital business units – the Company acts as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies represented by the Company include Meta Platforms, or Meta (formerly known as Facebook Inc.), Twitter, Inc., or Twitter, ByteDance Ltd., also known as TikTok, and Spotify AB, or Spotify, as well as other media companies, in more than 30 countries throughout the world. The Company's dedicated local sales teams sell advertising space on these and other media companies' digital platforms to its advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. The Company also provides some of its advertising customers billing, technological and other support, including strategic marketing and training, which it refers to as managed services.

Smadex is the Company's proprietary automated purchasing platform, on which advertisers can purchase ad inventory. This practice – the purchase and sale of advertising inventory electronically – is referred to in the Company's industry as programmatic advertising. Smadex is also a “demand-side" platform, which allows advertisers to purchase space from online marketplaces on which media companies list their advertising inventory. Most advertisements acquired through Smadex are placed on mobile devices, but they may also be placed on computers and other Internet-connected devices. The Company also provides managed services to some of its advertising customers in connection with their use of the Smadex platform.

The Company also offers a branding and mobile performance solutions business, which provides managed services to advertisers looking to connect with consumers, primarily on mobile devices. The Company's digital audio business provides digital audio advertising solutions for advertisers in the Americas.

The Company also has a diversified media portfolio that targets U.S. Hispanic audiences. The Company owns and/or operates 49 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary Univision television network of TelevisaUnivision Inc. (“TelevisaUnivision”) and TelevisaUnivision’s UniMás network. The Company owns and operates 45 radio stations in 14 U.S. markets. Its radio stations consist of 37 FM and 8 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. The Company also sells advertisements and syndicates radio programming to more than 100 markets across the United States.

The Impact of the COVID-19 Pandemic on the Company’s Business

The COVID-19 pandemic had a minimal impact on the Company's business during the quarter ended June 30, 2022. Subject to the extent and duration of possible resurgences of the pandemic from time to time and the continuing uncertain economic environment that has resulted, in part, from the pandemic, the Company anticipates that the pandemic will continue to have little effect on its business, from both an operational and financial perspective, in future periods. Nonetheless, the Company remains cautious due to the unpredictable nature of the pandemic and its effects. The Company also cannot give any assurance whether a resurgence or more prolonged impact of the pandemic in any location where its operations have employees or operates would not adversely affect its operations.

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

Restricted Cash

As of June 30, 2022 and December 31, 2021, the Company’s balance sheet includes $0.7 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, was as follows (in thousands):

	Six-Month Period
	Ended June 30,
	2022	2021
Cash and cash equivalents	$109,950	$171,862
Restricted cash	750	749
Total as presented in the Consolidated Statements of Cash Flows	$110,700	$172,611

Related Party

Substantially all of the Company’s television stations are Univision- or UniMás-affiliated television stations. The network affiliation agreement with TelevisaUnivision provides certain of the Company’s owned stations the exclusive right to broadcast TelevisaUnivision’s primary Univision network and UniMás network programming in their respective markets. Under the network affiliation agreement, the Company retains the right to sell no less than four minutes per hour of the available advertising time on stations that broadcast Univision network programming, and the right to sell approximately four and a half minutes per hour of the available advertising time on stations that broadcast UniMás network programming, subject to adjustment from time to time by TelevisaUnivision.

Under the network affiliation agreement, TelevisaUnivision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on its Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2022 and 2021, the amount the Company paid TelevisaUnivision in this capacity was $1.8 million and $2.0 million, respectively. During the six-month periods ended June 30, 2022 and 2021, the amount the Company paid TelevisaUnivision in this capacity was $3.3 million and $3.9 million, respectively.

The Company also generates revenue under a marketing and sales agreement with TelevisaUnivision, which give it the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver.

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of June 30, 2022, the amount due to the Company from TelevisaUnivision was $6.0 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended June 30, 2022 and 2021, retransmission consent revenue accounted for approximately $9.0 million and $9.3 million, respectively, of which $6.2 million and $6.5 million, respectively, relate to the TelevisaUnivision proxy agreement. During the six-month periods ended June 30, 2022 and 2021, retransmission consent revenue accounted for approximately $18.2 million and $18.9 million, respectively, of which $12.5 million and $13.3 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

TelevisaUnivision currently owns approximately 11% of the Company’s common stock on a fully-converted basis. The Company’s Class U common stock, all of which is held by TelevisaUnivision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer of such shares of Class U common stock to a third party that is not an affiliate of TelevisaUnivision. In addition, as the holder of all of the Company’s issued and outstanding Class U common stock, so long as TelevisaUnivision holds a certain number of shares of Class U common stock, the Company may not, without the consent of TelevisaUnivision, merge, consolidate or enter into a business combination, dissolve or liquidate the Company or dispose of any interest in any Federal Communications Commission (“FCC”) license with respect to television stations which are affiliates of TelevisaUnivision, among other things.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $2.6 million and $1.1 million for the three-month periods ended June 30, 2022 and 2021, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $5.2 million and $2.2 million for the six-month periods ended June 30, 2022 and 2021, respectively

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

For the three- and six-month periods ended June 30, 2022 and 2021, there was no stock-based compensation expense related to grants of stock options. All grants of stock options have been fully expensed.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Restricted stock units granted	122	85	175	85
Weighted average fair value	$5.13	$4.69	$5.41	$4.69

As of June 30, 2022, there was approximately $10.6 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.5 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification ("ASC") 260-10, “Earnings per Share” (in thousands, except share and per share data):

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Basic earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$8,467	$7,864	$10,354	$13,293

Denominator:
Weighted average common shares outstanding	84,959,130	85,188,182	85,735,916	85,115,310

Per share:
Net income (loss) per share attributable to common stockholders	$0.10	$0.09	$0.12	$0.16

Diluted earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$8,467	$7,864	$10,354	$13,293

Denominator:
Weighted average common shares outstanding	84,959,130	85,188,182	85,735,916	85,115,310
Dilutive securities:
Stock options and restricted stock units	2,026,687	2,588,857	2,067,262	2,266,905
Diluted shares outstanding	86,985,817	87,777,039	87,803,178	87,382,215

Per share:
Net income (loss) per share attributable to common stockholders	$0.10	$0.09	$0.12	$0.15

For the three- and six-month periods ended June 30, 2022, a total of 81,700 and 49,556 shares, respectively, of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the three- and six-month periods ended June 30, 2021, a total of 684 and 342 shares, respectively, of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

In the three-month period ended June 30, 2022, the Company repurchased 0.6 million shares of its Class A common stock under the new share repurchase program for an aggregate purchase price of $4.1 million, or an average price per share of $6.48. As of June 30, 2022, the Company has repurchased a total of 1.8 million shares of its Class A common stock under the new share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of June 30, 2022.

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

The carrying amount of the Term Loan B Facility as of June 30, 2022 was $209.2 million, net of $1.5 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of June 30, 2022 was approximately $204.4 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of FDIC insurance limits. As of June 30, 2022, the majority of all deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Aggregate receivables from the largest five advertisers represented 3% of total trade receivables as of June 30, 2022 and December 31, 2021, respectively. No single advertiser represents more than 5% of the total trade receivables.

Revenue from the largest advertiser represented 16% and 10% of total revenue for the three-month periods ended June 30, 2022 and 2021, respectively. Revenue from the largest advertiser represented 16% and 9% of total revenue for the six-month periods ended June 30, 2022 and 2021, respectively. This advertiser pays on a frequent basis and management does not believe this concentration of credit represents a significant risk to the Company. No other advertiser represented more than 5% of the total revenue.

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense that aggregated $0.9 million and $1.1 million for the three-month periods ended June 30, 2022 and 2021, respectively, and $1.0 million and $2.2 million for the six-month periods ended June 30, 2022 and 2021, respectively. The net charge off of bad debts aggregated $0.3 million and $0.4 million for the three-month periods ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.5 million for the six-month periods ended June 30, 2022 and 2021, respectively.

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

Revenue related to a single media company for which the Company acts as a commercial partner represented 52% and 59% of the Company's total revenue for the three-month periods ended June 30, 2022 and 2021, respectively, and 52% and 57% of the Company's total revenue for the six-month periods ended June 30, 2022 and 2021.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the consolidated balance sheets (in millions):

	June 30, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$11.9	$11.9	$—	$—
Corporate bonds and notes	$66.9		$66.9
Asset-backed securities	$7.4		$7.4

Liabilities:
Contingent consideration	$77.4	$—	—	$77.4

	December 31, 2021
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$88.3	$88.3	$—	$—

Liabilities:
Contingent consideration	$114.9	$—	—	$114.9

Nonrecurring fair value measurements:
FCC licenses	$0.7	—	—	$0.7	$(0.1)

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

As of June 30, 2022, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Corporate Bonds and Notes		Asset-Backed Securities
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$37,259	$(398)	$-	$-
Due after one year	31,680	(1,605)	7,389	(47)
Total	$68,939	$(2,003)	$7,389	$(47)

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of June 30, 2022 and December 31, 2021, the Company determined that a credit loss allowance is not required.

Included in interest income for the three-month periods ended June 30, 2022 and 2021 was interest income related to the Company’s available for sale securities of $0.7 million and $0.1 million, respectively. Included in interest income for the six-month periods ended June 30, 2022 and 2021 was interest income related to the Company’s available for sale securities of $1.1 million and $0.2 million, respectively

The fair value of the contingent consideration is related to the acquisitions of:

•
the remaining 49% of the issued and outstanding shares of stock of a digital advertising solutions company that, together with its subsidiaries, does business under the name Cisneros Interactive ("Cisneros Interactive");
•
100% of the issued and outstanding shares of stock of a digital advertising solutions company in Southeast Asia that, together with its subsidiaries, does business under the name MediaDonuts ("MediaDonuts"); and
•
100% of the issued and outstanding shares of stock of a digital advertising solutions company headquartered in South Africa, that, together with its subsidiaries, does business under the name 365 Digital ("365 Digital").

The fair value of the contingent consideration was estimated by applying the real options approach using level 3 inputs as further discussed in Note 7. The following table presents the changes in the contingent consideration (in millions):

	Six-Month Period
	Ended June 30,
	2022	2021
Beginning balance	$114.9	$-
Payments to sellers	(43.6)	-
(Gain) loss recognized in earnings	6.1	-
Ending balance	$77.4	$-

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2021	$(1,300)	$323	$(977)
Other comprehensive income (loss)	-	(380)	(380)
Income tax (expense) benefit	-	97	97
Other comprehensive income (loss), net of tax	-	(283)	(283)
Accumulated other comprehensive income (loss) as of March 31, 2022	(1,300)	40	(1,260)
Other comprehensive income (loss)	(43)	(1,678)	(1,721)
Income tax (expense) benefit	-	428	428
Other comprehensive income (loss), net of tax	(43)	(1,250)	(1,293)
Accumulated other comprehensive income (loss) as of June 30, 2022	(1,343)	(1,210)	(2,553)

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

During the first quarter of 2020, the Company listed for sale a building and related improvements in the Laredo, Texas area. During the first quarter of 2022, the Company entered into a sales agreement for $2.6 million and the sale closed in the second quarter of 2022, resulting in a gain of $0.5 million, which is reflected in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective since the issuance of the 2021 10-K that had, or are expected to have, a material impact on the Company’s consolidated financial statements.

Newly Adopted Accounting Standards

There were no new accounting standards that were adopted since the issuance of the 2021 10-K.

3. REVENUES

Revenue Recognition

Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount equal to the consideration the Company expects to be entitled to in exchange for those services.

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

Broadcast and digital advertising revenue is recognized over time in a series as a single performance obligation as the ad, impression or performance advertising is delivered per the insertion order. The Company applies the practical expedient to recognize revenue for each distinct advertising service delivered at the amount the Company has the right to invoice, which corresponds directly to the value a customer has received relative to the Company’s performance. Contracts with customers are short term in nature and billing occurs on a monthly basis with payment due in 30 days. Value added taxes collected concurrently with advertising revenue producing activities are excluded from revenue. Cash payments received prior to services being rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

Retransmission Consent. The Company generates revenue from retransmission consent agreements that are entered into with MVPDs. The Company grants the MVPDs access to its television station signals so that they may rebroadcast the signals and charge their subscribers for this programming. Payments are received on a monthly basis based on the number of monthly subscribers.

Retransmission consent revenues are considered licenses of functional intellectual property and are recognized over time utilizing the sale-based or usage-based royalty exception. The Company’s performance obligation is to provide the licensee access to the Company's intellectual property. MVPD subscribers receive and consume the content monthly as the television signal is delivered.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Digital advertising	$174,378	$130,223	$328,089	$231,705
Broadcast advertising	35,347	36,438	66,804	70,113
Spectrum usage rights	1,674	1,109	3,209	3,953
Retransmission consent	9,038	9,286	18,233	18,933
Other	1,258	1,354	2,532	2,586
Total revenue	$221,695	$178,410	$418,867	$327,290

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

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Local direct	$6,009	$5,729	$11,430	$10,969
Local agency	13,017	15,219	25,570	28,407
National agency	16,321	15,490	29,804	30,737
Total revenue	$35,347	$36,438	$66,804	$70,113

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
U.S.	$59,069	$54,132	$111,340	$106,605
Latin America	127,669	118,346	242,838	209,114
Asia	18,895	-	36,074	-
Rest of the World	16,062	5,932	28,615	11,571
Total revenue	$221,695	$178,410	$418,867	$327,290

Deferred Revenue

The Company records deferred revenues when cash payments are received or due in advance of its performance, including amounts which are refundable. The change in the deferred revenue balance for the six-month period ended June 30, 2022 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is typically 30 days. For certain individual customers and customer types, the Company generally requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2021	Increase	Decrease *	June 30, 2022
Deferred revenue	$5,942	7,163	(5,942)	$7,163

* The amount reflects revenue that has been recorded in the six-month period ended June 30, 2022.

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

The operating leases are reflected within the consolidated balance sheet as Operating leases right of use asset with the related liability presented as Operating lease liabilities and Long-term operating lease liabilities. Lease expense is recognized on a straight-line basis over the lease term.

Generally, lease terms include options to renew or extend the lease. Unless the renewal option is considered reasonably certain, the exercise of any such options have been excluded from the calculation of lease liabilities. In addition, as permitted within the guidance, ROU assets and lease liabilities are not recorded for leases within an initial term of one year or less. The Company’s existing leases have remaining terms of less than one year up to 28 years. Certain of the Company’s lease agreements include rental payments based on changes in the consumer price index (“CPI”). Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and recognized in the period in which the related obligation was incurred. Lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Certain real estate leases include additional costs such as common area maintenance (non-lease component), as well as property insurance and property taxes. These costs were excluded from future minimum lease payments as they are variable payments. As such, these costs were not part of the calculation of ROU assets and lease liabilities associated with operating leases upon transition.

The Company’s corporate headquarters are located in Santa Monica, California. The Company leases approximately 16,000 square feet of space in the building housing its corporate headquarters under a lease that the Company most recently amended as of June 7, 2022. The lease, as amended, provides that the Company will relocate and expand its corporate headquarters within the same building to a space consisting of approximately 38,000 square feet, at which point the term of the lease will be extended until January 31, 2034, subject to adjustment. The Company expects to complete its relocation in the second half of 2022. The Company also leases approximately 41,000 square feet of space in the building housing its radio network headquarters in Los Angeles, California, under a lease pursuant to which the Company has given notice that it is terminating as of September 30, 2022. In respect of this termination, the Company will pay a termination fee of approximately $0.4 million, of which $0.2 million has been paid as of June 30, 2022. The Company intends on moving its personnel in the Los Angeles office to the expanded space in its Santa Monica headquarters.

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

The following table summarizes the expected future payments related to lease liabilities as of June 30, 2022:

(in thousands)
Remainder of 2022	$4,272
2023	6,205
2024	5,045
2025	4,600
2026	3,015
2027 and thereafter	11,510
Total minimum payments	$34,647
Less amounts representing interest	(7,748)
Present value of minimum lease payments	26,899
Less current operating lease liabilities	(6,097)
Long-term operating lease liabilities	$20,802

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of June 30, 2022 were 9.1 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of June 30, 2021 were 9.6 years and 6.3%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Six-Month Period Ended June 30,
(in thousands)	2022	2021
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$5,146	$5,329
Non-cash additions to operating lease assets	$2,998	$4,352

The following table summarizes the components of lease expense:

	Three-Month Period	Three-Month Period	Six-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$2,208	$2,051	$4,373	$4,204
Variable lease cost	274	438	592	566
Short-term lease cost	591	330	1,006	769
Total lease cost	$3,073	$2,819	$5,971	$5,539

For the three-month period ended June 30, 2022, lease cost of $1.5 million, $1.4 million and $0.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the six-month period ended June 30, 2022, lease cost of $3.0 million, $2.7 million and $0.3 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

For the three-month period ended June 30, 2021, lease cost of $1.4 million, $1.2 million and $0.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the six-month period ended June 30, 2021, lease cost of $2.8 million, $2.4 million and $0.3 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of June 30, 2022, based upon the type of advertising medium, which segments are digital, television and audio. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

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
•
the Company's digital audio business.

Through the Company's digital commercial partnerships business – the largest of its digital business units – the Company acts as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies represented by the Company include Meta (formerly known as Facebook Inc.), Spotify, TikTok, and Twitter, as well as other media companies, in more than 30 countries throughout the world. The Company's dedicated local sales teams sell advertising space on these and other media companies' digital platforms to its advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. The Company also provides some of its advertising customers billing, technological and other support, including strategic marketing and training, which it refers to as managed services.

Smadex is the Company's proprietary automated purchasing platform, on which advertisers can purchase ad inventory. This practice – the purchase and sale of advertising inventory electronically – is referred to in the Company's industry as programmatic advertising. Smadex is also a “demand-side" platform, which allows advertisers to purchase space from online marketplaces on which media companies list their advertising inventory. Most advertisements acquired through Smadex are placed on mobile devices, but they may also be placed on computers and other Internet-connected devices. The Company also provides managed services to some of its advertising customers in connection with their use of its Smadex platform.

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

Audio

The Company's audio operations reach and engage U.S. Hispanics in the United States. The Company owns and operates 45 radio stations (37 FM and 8 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, foreign currency (gain) loss and other operating (gain) loss. The Company generated 73% and 70% of its revenue outside the United States during the three-month periods ended June 30, 2022 and 2021, respectively. The Company generated 73% and 67% of its revenue outside the United States during the six-month periods ended June 30, 2022 and 2021, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2022	2021	Change	2022	2021	Change
Net revenue
Digital	$174,378	$130,223	34%	$328,089	$231,705	42%
Television	32,373	34,057	(5)%	63,240	70,148	(10)%
Audio	14,944	14,130	6%	27,538	25,437	8%
Consolidated	221,695	178,410	24%	418,867	327,290	28%

Cost of revenue - digital	144,965	109,030	33%	274,856	193,786	42%

Direct operating expenses
Digital	7,843	6,238	26%	14,976	11,139	34%
Television	14,488	15,203	(5)%	28,771	30,172	(5)%
Audio	7,265	6,895	5%	13,672	13,586	1%
Consolidated	29,596	28,336	4%	57,419	54,897	5%

Selling, general and administrative expenses
Digital	9,419	5,789	63%	17,521	11,738	49%
Television	5,238	4,313	21%	10,195	9,228	10%
Audio	3,118	3,004	4%	6,098	5,993	2%
Consolidated	17,775	13,106	36%	33,814	26,959	25%

Depreciation and amortization
Digital	2,644	1,613	64%	5,321	3,194	67%
Television	2,808	3,107	(10)%	5,701	6,323	(10)%
Audio	811	354	129%	1,636	741	121%
Consolidated	6,263	5,074	23%	12,658	10,258	23%

Segment operating profit (loss)
Digital	9,507	7,553	26%	15,415	11,848	30%
Television	9,839	11,434	(14)%	18,573	24,425	(24)%
Audio	3,750	3,877	(3)%	6,132	5,117	20%
Consolidated	23,096	22,864	1%	40,120	41,390	(3)%

Corporate expenses	8,520	7,345	16%	17,244	14,503	19%
Change in fair value of contingent consideration	976	-	*	6,076	-	*
Impairment charge	-	112	(100)%	-	1,438	(100)%
Foreign currency (gain) loss	993	(309)	*	146	277	(47)%
Other operating (gain) loss	(834)	(523)	59%	(953)	(2,436)	(61)%
Operating income (loss)	13,441	16,239	(17)%	17,607	27,608	(36)%

Interest expense	$(2,334)	$(1,856)	26%	$(4,170)	$(3,573)	17%
Interest income	722	83	770%	1,128	223	406%
Dividend income	11	2	450%	14	4	250%
Income (loss) before income taxes	11,840	14,468	(18)%	14,579	24,262	(40)%

Capital expenditures
Digital	$1,092	$538		$1,861	$874
Television	676	430		1,136	1,461
Audio	123	147		411	293
Consolidated	$1,891	$1,115		$3,408	$2,628

	June 30,	December 31,
Total assets	2022	2021
Digital	350,725	309,347
Television	384,087	433,303
Audio	105,391	108,692
Consolidated	$840,203	$851,342

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

7. ACQUISITIONS

Cisneros Interactive

On October 13, 2020, the Company acquired from certain individuals (collectively, the “Sellers”), 51% of the issued and outstanding shares of stock of Cisneros Interactive. The acquisition, funded from cash on hand, included a purchase price of approximately $29.9 million in cash. The Company concluded that the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock was considered to be a noncontrolling interest.

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

The fair value of the trade receivables was $50.5 million. The gross amount due under contract is $54.0 million, of which $3.5 million is expected to be uncollectable. Subsequent to the initial purchase price allocation, and during the measurement period, the Company increased other assets and deferred tax by $2.1 million and $0.3 million, respectively, and decreased goodwill by $1.8 million, to reflect final tax amounts.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to Cisneros Interactive’s workforce and synergies from combining Cisneros Interactive’s operations with those of the Company.

On September 1, 2021, the Company acquired the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock, and as of that date owns 100% of the issued and outstanding shares of Cisneros Interactive stock. As consideration for the acquisition of the remaining 49% of Cisneros Interactive stock, the Company agreed to pay the Sellers contingent earn-out payments, based on a predetermined multiple of six times Cisneros Interactive’s 12-month EBITDA targets in calendar years 2021, 2022 and 2023, each divided by three, and an additional payment equal to $10,000,000, less an amount (up to $10,000,000) equal to 49% of any amounts paid by Cisneros Interactive for future acquisitions. The fair value of the contingent consideration recognized on the acquisition date was $84.4 million, which was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 6.5% to 7.2% over the three-year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. The Company recognizes any future changes in fair value of the contingent liability in earnings.

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

Effective December 31, 2021, the Company agreed to pay certain of the Sellers who are individual persons an accelerated earn-out of $14.7 million based on the EBITDA for calendar year 2021, which was paid in January 2022. Additionally, in April 2022, the Company paid the Sellers an earn-out of $28.9 million based on the final EBITDA for calendar year 2021. As of June 30, 2022 the contingent liability was adjusted to its current fair value of $54.5 million, of which $24.2 million is a current liability and $30.3 million is a noncurrent liability. The change in the fair value of the contingent liability during the three- and six-month periods ended June 30, 2022, of $0.5 million expense and $1.0 million expense, respectively, is reflected in the Consolidated Statements of Operations. The remaining Sellers may elect to accelerate their earn-out payments upon the occurrence of certain events.

The table below presents the reconciliation of changes in redeemable noncontrolling interests (unaudited; in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Beginning balance	$-	$34,858	$-	$33,285
Net income attributable to redeemable noncontrolling interest	-	2,612	-	4,185
Ending balance	$-	$37,470	$-	$37,470

During the three-month period ended June 30, 2022, Cisneros Interactive generated net revenue and net income of $124.9 million and $5.2 million (excluding the impact of contingent consideration liability adjustments), respectively. During the six-month period ended June 30, 2022, Cisneros Interactive generated net revenue and net income of $237.4 million and $10.3 million (excluding the impact of contingent consideration liability adjustments), respectively.

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

As noted above, the acquisition of MediaDonuts includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to the sellers of the stock of MediaDonuts based on a pre-determined multiple of MediaDonuts' 12-month EBITDA targets in calendar years 2021 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $20.3 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 5.8% to 6.7% over the three year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. As of June 30, 2022 the contingent liability was adjusted to its current fair value of $19.1 million, of which $5.5 million is a current liability and $13.6 million is a noncurrent liability. The change in the fair value of the contingent liability during the three- and six-month periods ended June 30, 2022, of $1.7 million expense and $3.3 million expense, respectively, is reflected in the Consolidated Statements of Operations.

The fair value of the trade receivables was $9.9 million. The gross amount due under contract is $10.2 million, of which $0.3 million is expected to be uncollectable.

During the three-month period ended June 30, 2022, MediaDonuts generated net revenue and net income of $18.9 million and $0.6 million (excluding the impact of contingent consideration liability adjustments), respectively. During the six-month period ended June 30, 2022, MediaDonuts generated net revenue and net income of $36.1 million and $3.2 million (excluding the impact of contingent consideration liability adjustments), respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to MediaDonuts' workforce and expected synergies from combining MediaDonuts' operations with those of the Company.

The following unaudited pro forma information has been prepared to give effect to the Company’s acquisition of MediaDonuts as if the acquisition had occurred on January 1, 2021. This pro forma information was adjusted to exclude acquisition fees and costs of $0.5 million and $0.7 million for the three- and six-month periods ended June 30, 2021, respectively, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what the actual results of operations of the

Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
	2021	2021
Pro Forma:
Total revenue	$190,456	$348,933
Net income (loss) attributable to common stockholders	9,459	16,048

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.11	$0.19
Net income (loss) per share, attributable to common stockholders, diluted	$0.11	$0.18

Weighted average common shares outstanding, basic	85,188,182	85,115,310
Weighted average common shares outstanding, diluted	87,777,039	87,382,215

365 Digital

On November 1, 2021, the Company acquired 100% of the issued and outstanding shares of stock of 365 Digital, a digital advertising solutions company headquartered in South Africa. The acquisition, funded from the Company’s cash on hand, included an initial purchase price of approximately $1.9 million in cash, which included customary purchase price adjustments for cash, indebtedness and estimated working capital. Subsequently, the purchase price was adjusted to $3.5 million based on a predetermined multiple of EBITDA for the trailing twelve month period ended March 31, 2022. Additionally, the transaction includes contingent earn-out payments based upon the achievement of certain EBITDA targets in calendar years 2022, 2023 and 2024, calculated as a pre-determined multiple of EBITDA for each of those years. The total purchase price for the acquisition, including the fair value of the contingent consideration, was $5.5 million.

The Company is in the process of completing the purchase price allocation for its acquisition of 365 Digital. The measurement period remains open pending the finalization of the pre-acquisition tax-related items. The following is a summary of the purchase price allocation (unaudited; in millions):

Cash	$0.5
Accounts receivable	1.1
Intangible assets subject to amortization	2.2
Goodwill	3.7
Current liabilities	(1.4)
Deferred tax	(0.6)

Intangible assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Publisher relationships	$1.7	9.0
Advertiser relationships	0.2	4.0
Trade name	0.2	5.0
Non-Compete agreements	0.1	4.0

As noted above, the acquisition of 365 Digital includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to the sellers of the stock of 365 Digital based on a pre-determined multiple of 365 Digital's 12-month EBITDA targets in calendar years 2022 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $2.0 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 7.6% to 8.3% over the three-year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. As of June 30, 2022 the contingent liability was adjusted to its current fair value of $3.8 million, of which $1.2 million is a current liability and $2.6 million is a noncurrent liability. The change in the fair value of the contingent liability during the three- and six-month periods ended

June 30, 2022, of $1.2 million income and $1.8 million expense, respectively, is reflected in the Consolidated Statements of Operations.

The fair value of the trade receivables was $1.1 million. The gross amount due under contract is $1.1 million, of which a de minimis is expected to be uncollectable.

During the three-month period ended June 30, 2022, 365 Digital generated net revenue and net income of $2.8 million and $0.0 million (excluding the impact of contingent consideration liability adjustments), respectively. During the six-month period ended June 30, 2022, 365 Digital generated net revenue and net income of $4.9 million and $0.1 million (excluding the impact of contingent consideration liability adjustments), respectively.

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

	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
	2021	2021
Pro Forma:
Total revenue	$179,008	$328,239
Net income (loss) attributable to common stockholders	7,904	13,356

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.09	$0.16
Net income (loss) per share, attributable to common stockholders, diluted	$0.09	$0.15

Weighted average common shares outstanding, basic	85,188,182	85,115,310
Weighted average common shares outstanding, diluted	87,777,039	87,382,215

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global advertising solutions, media and technology company. Our operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. Our digital segment, whose operations are primarily located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. Our television and audio operations reach and engage U.S. Hispanics in the United States. For financial reporting purposes, we report in three segments based upon the type of advertising medium: digital, television and audio. Our net revenue for the three-month period ended June 30, 2022 was $221.7 million. Of that amount, revenue attributed to our digital segment accounted for approximately 78%, revenue attributed to our television segment accounted for approximately 15% and revenue attributed to our audio segment accounted for approximately 7%. Our digital segment now accounts for the majority of our revenues and we expect this to continue in future periods.

We provide digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four separate business units:

•
our digital commercial partnerships business;
•
Smadex, our programmatic ad purchasing platform;
•
our branding and mobile performance solutions business; and
•
our digital audio business.

Through our digital commercial partnerships business – the largest of our digital business units – we act as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies we represent include Meta Platforms, or Meta (formerly known as Facebook Inc.), Twitter, Inc., or Twitter, ByteDance Ltd., also known as TikTok, and Spotify AB, or Spotify, as well as other media companies, in more than 30 countries throughout the world. Our dedicated local sales teams sell advertising space on these and other media companies' digital platforms to our advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. We also provide some of our advertising customers billing, technological and other support, including strategic marketing and training, which we refer to as managed services. We market this business under our Entravision Cisneros Interactive, Entravision MediaDonuts, and Entravision 365 Digital brands, depending upon the geographic market we serve.

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

We have a diversified media portfolio that targets Hispanic audiences. We own and/or operate 49 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. Our television operations comprise the largest affiliate group of both the top-ranked primary Univision television network of TelevisaUnivision Inc., or TelevisaUnivision, and TelevisaUnivision’s UniMás network. We own and operate 45 radio stations in 14 U.S. markets. Our radio stations consist of 37 FM and 8 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also sell advertisements and syndicate radio programming to more than 100 markets across the United States.

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

Highlights

During the second quarter of 2022, our consolidated revenue increased to $221.7 million from $178.4 million in the prior year period, primarily due to an increase in advertising revenue in our digital and audio segments, partially offset by a decrease in advertising and retransmission consent revenue in our television segment.

Net revenue in our digital segment increased to $174.4 million for the three-month period ended June 30, 2022 from $130.2 million for the three-month period ended June 30, 2021. This increase of approximately $44.2 million, or 34%, in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not contribute to net revenue in the comparable period ended June 30, 2021.

Net revenue in our television segment decreased to $32.4 million for the three-month period ended June 30, 2022 from $34.1 million for the three-month period ended June 30, 2021. This decrease of approximately $1.7 million, or 5%, in net revenue was primarily due to decreases in local and national advertising revenue, and a decrease in retransmission consent revenue. These decreases were mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. The decrease was partially offset by increases in political advertising revenue and spectrum usage rights revenue.

Net revenue in our audio segment increased to $14.9 million for the three-month period ended June 30, 2022 from $14.1 million for the three-month period ended June 30, 2021. This increase of approximately $0.8 million, or 6%, in net revenue was primarily due to increases in local advertising revenue and political advertising revenue, partially offset by a decrease in national advertising revenue.

The Impact of the COVID-19 Pandemic on our Business

This section of this report should be read in conjunction with the rest of this item, “Forward-Looking Statements” and Notes to Consolidated Financial Statements appearing herein, for a more complete understanding of the impact of the COVID-19 pandemic on our business.

The COVID-19 pandemic had minimal impact on our business during the quarter ended June 30, 2022. Subject to the extent and duration of possible resurgences of the pandemic from time to time and the continuing uncertain economic environment that has resulted, in part, from the pandemic, we anticipate that the pandemic will continue to have little effect on our business, from both an operational and financial perspective, in future periods. Nonetheless, we remain cautious due to the unpredictable nature of the pandemic and its effects. We also cannot give any assurance whether a resurgence or more prolonged impact of the pandemic in any location where our operations have employees or operate would not adversely affect our operations.

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

Because of unprecedented uncertainties regarding the extent and duration of the pandemic and the continuing economic disruption that has resulted from the pandemic, our results of operations for the quarter ended June 30, 2022 may not be indicative of our results of operations for any future period. We do not know how soon the global, U.S. and local economies will fully recover to pre-pandemic levels, and they may do so at different rates. Any resurgence of the pandemic; reimposition of lockdown, shelter-in-place, stay-at-home and similar orders; prolongation of the continuing economic disruption that has resulted from the pandemic; or permanent changes in consumer behavior, could adversely affect our business, results of operations and financial condition in future periods during the course of the pandemic, or beyond.

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

Under the network affiliation agreement, TelevisaUnivision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2022 and 2021, the amount we paid TelevisaUnivision in this capacity was $1.8 million and $2.0 million, respectively. During the six-month periods ended June 30, 2022 and 2021, the amount we paid TelevisaUnivision in this capacity was $3.3 million and $3.9 million, respectively.

We also generate revenue under a marketing and sales agreement with TelevisaUnivision, which give us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver.

Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During the three-month periods ended June 30, 2022 and 2021, retransmission consent revenue accounted for approximately $9.0 million and $9.3 million, respectively, of which $6.2 million and $6.5 million, respectively, relate to the TelevisaUnivision proxy agreement. During the six-month periods ended June 30, 2022 and 2021, retransmission consent revenue accounted for approximately $18.2 million and $18.9 million, respectively, of which $12.5 million and $13.3 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Three- and Six-Month Periods Ended June 30, 2022 and 2021

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2022 and 2021 (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2022	2021	Change	2022	2021	Change
Statements of Operations Data:
Net Revenue	$221,695	$178,410	24%	$418,867	$327,290	28%

Cost of revenue - digital	144,965	109,030	33%	274,856	193,786	42%
Direct operating expenses	29,596	28,336	4%	57,419	54,897	5%
Selling, general and administrative expenses	17,775	13,106	36%	33,814	26,959	25%
Corporate expenses	8,520	7,345	16%	17,244	14,503	19%
Depreciation and amortization	6,263	5,074	23%	12,658	10,258	23%
Change in fair value of contingent consideration	976	-	*	6,076	-	*
Impairment charge	-	112	(100)%	-	1,438	(100)%
Foreign currency (gain) loss	993	(309)	*	146	277	(47)%
Other operating (gain) loss	(834)	(523)	59%	(953)	(2,436)	(61)%
	208,254	162,171	28%	401,260	299,682	34%
Operating income (loss)	13,441	16,239	(17)%	17,607	27,608	(36)%
Interest expense	(2,334)	(1,856)	26%	(4,170)	(3,573)	17%
Interest income	722	83	770%	1,128	223	406%
Dividend income	11	2	450%	14	4	250%
Income before income (loss) taxes	11,840	14,468	(18)%	14,579	24,262	(40)%
Income tax benefit (expense)	(3,373)	(3,992)	(16)%	(4,225)	(6,784)	(38)%
Net income (loss)	8,467	10,476	(19)%	10,354	17,478	(41)%
Net (income) loss attributable to redeemable noncontrolling interest	-	(2,612)	(100)%	-	(4,185)	(100)%
Net income (loss) attributable to common stockholders	$8,467	$7,864	8%	$10,354	$13,293	(22)%

Other Data:
Capital expenditures	1,891	1,115		3,408	2,628
Consolidated adjusted EBITDA (1)				40,594	31,982
Net cash provided by operating activities				62,906	44,385
Net cash provided by (used in) investing activities				(77,278)	14,964
Net cash used in financing activities				(60,765)	(6,649)

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

Because consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of June 30): 2022, 1.4 to 1; 2021, 1.7 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Six-Month Period
	Ended June 30,
	2022	2021
Consolidated adjusted EBITDA	$40,594	$31,982
EBITDA attributable to redeemable noncontrolling interest	-	7,091
Interest expense	(4,170)	(3,573)
Interest income	1,128	223
Dividend income	14	4
Income tax expense	(4,225)	(6,784)
Amortization of syndication contracts	(231)	(238)
Payments on syndication contracts	234	239
Non-cash stock-based compensation included in direct operating expenses	(1,897)	(650)
Non-cash stock-based compensation included in corporate expenses	(3,312)	(1,556)
Depreciation and amortization	(12,658)	(10,258)
Change in fair value of contingent consideration	(6,076)	-
Impairment charge	-	(1,438)
Other operating gain (loss)	953	2,436
Net (income) loss attributable to redeemable noncontrolling interest	-	(4,185)
Net income (loss) attributable to common stockholders	10,354	13,293

Depreciation and amortization	12,658	10,258
Impairment charge	-	1,438
Deferred income taxes	(3,213)	3,699
Non-cash interest	711	298
Amortization of syndication contracts	231	238
Payments on syndication contracts	(234)	(239)
Non-cash stock-based compensation	5,209	2,206
(Gain) loss on disposal of property and equipment	(638)	-
Change in fair value of contingent consideration	6,076	-
Net income (loss) attributable to redeemable noncontrolling interest	-	4,185
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	17,588	467
(Increase) decrease in prepaid expenses and other assets	(1,252)	2,909
Increase (decrease) in accounts payable, accrued expenses and other liabilities	15,416	5,633
Cash flows from operating activities	$62,906	$44,385

Consolidated Operations

Net Revenue. Net revenue increased to $221.7 million for the three-month period ended June 30, 2022 from $178.4 million for the three-month period ended June 30, 2021, an increase of approximately $43.3 million, or 24%. Of the overall increase, approximately $44.2 million was attributable to our digital segment and was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not contribute to net revenue in the comparable period ended June 30, 2021. In addition, of the overall increase, approximately $0.8 million was attributable to our audio segment primarily due to increases in local advertising revenue and political advertising revenue, partially offset by a decrease in national advertising revenue. The overall increase was partially offset by a decrease of approximately $1.7 million attributable to our television segment, primarily due to decreases in local and national advertising revenue, and a decrease in retransmission consent revenue. These decreases were mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. The decrease in our television segment revenue was partially offset by increases in political advertising revenue and spectrum usage rights revenue.

Net revenue increased to $418.9 million for the six-month period ended June 30, 2022 from $327.3 million for the six-month period ended June 30, 2021, an increase of approximately $91.6 million, or 28%. Of the overall increase, approximately $96.4 million was attributable to our digital segment and was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not contribute to net revenue in the comparable period ended June 30, 2021. In addition, of the overall increase, approximately $2.1 million was attributable to our audio segment primarily due to increases in local advertising revenue and political advertising revenue, partially offset by a decrease in national advertising revenue. The overall increase was partially offset by a decrease of approximately $6.9 million attributable to our television segment, primarily due to decreases in local and national advertising revenue, and a decrease in retransmission consent revenue. These decreases were mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. Additionally, the decrease in our television segment was attributed to a decrease in revenue from spectrum usage rights, partially offset by an increase political advertising revenue.

We believe that for the full year 2022, net revenue will increase primarily as a result of growth in our digital segment and operating MediaDonuts and 365 Digital for a full year in 2022 compared to 2021. In addition, we believe that for the full year 2022, net revenue will increase in part as a result of an increase in political advertising revenue compared to 2021. Political advertising revenue increased at an earlier time of year this year compared to previous mid-term election years, and we currently anticipate political advertising revenue will increase for the remainder of this fiscal year.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $145.0 million for the three-month period ended June 30, 2022 from $109.0 million for the three-month period ended June 30, 2021, an increase of $36.0 million, or 33%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur cost of revenue for us in the comparable period ended June 30, 2021. As a percentage of digital net revenue, cost of revenue decreased to 83% for the three-month period ended June 30, 2022 from 84% for the three-month period ended June 30, 2021.

Cost of revenue in our digital segment increased to $274.9 million for the six-month period ended June 30, 2022 from $193.8 million for the six-month period ended June 30, 2021, an increase of $81.1 million, or 42%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur cost of revenue for us in the comparable period ended June 30, 2021. As a percentage of digital net revenue, cost of revenue remained constant at 84% for each of the six-month periods ended June 30, 2022 and 2021.

Direct Operating Expenses. Direct operating expenses increased to $29.6 million for the three-month period ended June 30, 2022 from $28.3 million for the three-month period ended June 30 2021, an increase of $1.3 million, or 4%. Of the overall increase, approximately $1.6 million was attributable to our digital segment primarily due to an increase in expenses associated with the increase in digital advertising revenue and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur direct operating expenses for us in the comparable period ended June 30, 2021. In addition, of the overall increase, approximately $0.4 million was attributable to our audio segment primarily due to an increase in expenses associated with the increase in advertising revenue. The overall increase was partially offset by a decrease of approximately $0.7 million that was attributable to our television segment primarily due to a decrease in expenses associated with the decrease in local and national advertising revenue. As a percentage of net revenue, direct operating expenses decreased to 13% for the three-month period ended June 30, 2022 from 16% for the three-month period ended June 30, 2021, because the rate of increase in revenue exceeded the rate of increase in expenses.

Direct operating expenses increased to $57.4 million for the six-month period ended June 30, 2022 from $54.9 million for the six-month period ended June 30 2021, an increase of $2.5 million, or 5%. Of the overall increase, approximately $3.9 million was attributable to our digital segment primarily due to an increase in expenses associated with the increase in digital advertising revenue and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur direct operating expenses for us in the comparable period ended June 30, 2021. The overall increase was partially offset by a decrease of approximately $1.4 million that was attributable to our television segment primarily due to a decrease in expenses associated with the decrease in local and national advertising revenue. As a percentage of net revenue, direct operating expenses decreased to 14% for the six-month period ended June 30, 2022 from 17% for the six-month period ended June 30, 2021, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that direct operating expenses will increase during 2022, primarily as a result of growth in our digital segment and operating MediaDonuts and 365 Digital for a full year in 2022 compared to less than a full year in 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $17.8 million for the three-month period ended June 30, 2022 from $13.1 million for the three-month period ended June 30, 2021, an increase of $4.7 million, or 36%. Of the overall increase, approximately $3.6 million was attributable to our digital segment and was primarily due to increase in salary expense and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur selling, general and administrative expenses for us in the comparable period ended June 30, 2021. In addition, of the overall increase, approximately $0.9 million was attributable to our television segment primarily due to an increase in salaries and an increase in bad debt expense. Additionally, of the overall increase, approximately $0.1 million was attributable to our audio segment. As a percentage of net revenue, selling, general and administrative expenses increased to 8% for the three-month period ended June 30, 2022 from 7% for the three-month period ended June 30, 2021.

Selling, general and administrative expenses increased to $33.8 million for the six-month period ended June 30, 2022 from $27.0 million for the six-month period ended June 30, 2021, an increase of $6.8 million, or 25%. Of the overall increase, approximately $5.8 million was attributable to our digital segment and was primarily due to increase in salary expense and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur selling, general and administrative expenses for us in the comparable period ended June 30, 2021. In addition, of the overall increase, approximately $1.0 million was attributable to our television segment primarily due to an increase in salaries and an increase in bad debt expense. As a percentage of net revenue, selling, general and administrative expenses remained constant at 8% for each of the six-month periods ended June 30, 2022 and 2021.

We believe that selling, general and administrative expenses will increase during 2022, primarily as a result of growth in our digital segment and operating MediaDonuts and 365 Digital for a full year in 2022 compared to less than a full year in 2021.

Corporate Expenses. Corporate expenses increased to $8.5 million for the three-month period ended June 30, 2022 from $7.3 million for the three-month period ended June 30, 2021, an increase of $1.2 million or 16%. The increase was primarily due to increases in non-cash stock-based compensation and salaries. As a percentage of net revenue, corporate expenses remained constant at 4% for each of the three-month periods ended June 30, 2022 and 2021.

Corporate expenses increased to $17.2 million for the six-month period ended June 30, 2022 from $14.5 million for the six-month period ended June 30, 2021, an increase of $2.7 million or 19%. The increase was primarily due to increases in non-cash stock-based compensation and salaries. As a percentage of net revenue, corporate expenses remained constant at 4% for each of the six-month periods ended June 30, 2022 and 2021.

We believe that corporate expenses will increase during 2022 compared to 2021, primarily due to non-cash stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization increased to $6.3 million for the three-month period ended June 30, 2022 compared to $5.1 million for the three-month period ended June 30, 2021, an increase of $1.2 million. The increase was primarily attributable to amortization of the intangible assets from our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur depreciation and amortization expenses for us in the comparable period ended June 30, 2021.

Depreciation and amortization increased to $12.7 million for the six-month period ended June 30, 2022 compared to $10.3 million for the six-month period ended June 30, 2021, an increase of $2.4 million. The increase was primarily attributable to amortization of the intangible assets from our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur depreciation and amortization expenses for us in the comparable period ended June 30, 2021.

Foreign currency (gain) loss. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result, a portion of our revenues is denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, certain other Latin American currencies and various other currencies. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our digital business. We had a foreign currency loss of $1.0 million for the three-month period ended June 30, 2022 compared to a foreign currency gain of $0.3 million for the three-month period ended June 30, 2021. We had a foreign currency loss of $0.1 million for the six-month period ended June 30, 2022 compared to a foreign currency loss of $0.3 million for the six-month period ended June 30, 2021. Foreign currency gains and losses are primarily due to currency fluctuations that affected our digital segment operations located outside the United States.

Other operating gain. Other operating gain increased to $0.8 million for the three-month period ended June 30, 2022 from $0.5 million for the three-month period ended June 30, 2021, primarily due to gains on assets held for sale, partially offset by a decrease in gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017.

Other operating gain decreased to $1.0 million for the six-month period ended June 30, 2022 from $2.4 million for the six-month period ended June 30, 2021, primarily due to a decrease in gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017, partially offset by gains on assets held for sale.

Impairment. During the three-and six month periods ended June 30, 2021 we recorded impairment charges of $0.1 million and $1.4 million, respectively, related to assets held for sale.

Change in fair value of contingent consideration. As a result of change in fair value of contingent consideration related to our various acquisitions, we recognized an expense of $1.0 million and $6.1 million for the three- and six-month periods ended June 30, 2022, respectively.

Operating Income (Loss). As a result of the above factors, operating income was $13.4 million for the three-month period ended June 30, 2022, compared to operating income of $16.2 million for the three-month period ended June 30, 2021.

As a result of the above factors, operating income was $17.6 million for the six-month period ended June 30, 2022, compared to operating income of $27.6 million for the six-month period ended June 30, 2021.

Interest Expense, net. Interest expense, net decreased to $1.6 million for the three-month period ended June 30, 2022 from $1.8 million for the three-month period ended June 30, 2021. This decrease was primarily due to interest income on our available for sale securities, partially offset by an increase in interest expense due to a higher interest rate on our debt.

Interest expense, net decreased to $3.0 million for the six-month period ended June 30, 2022 from $3.4 million for the six-month period ended June 30, 2021. This decrease was primarily due to interest income on our available for sale securities, partially offset by an increase in interest expense due to a higher interest rate on our debt.

Income Tax Benefit (Expense). Income tax expense for the six-month period ended June 30, 2022 was $4.2 million, or 29% of our pre-tax income. Income tax expense for the six-month period ended June 30, 2021 was $6.8 million, or 28% of our pre-tax income. The effective tax rate for the six-month period ended June 30, 2022 was different from our statutory rate due to foreign and state taxes, a valuation allowance on deferred tax assets in our Spanish, Paraguay, Argentina and Mexico digital entities, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income

Our management periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets and the amount maintained in any such allowance is highly subjective and is based on many factors, several of which are subject to significant judgment calls.

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of our digital operations located in Spain, Paraguay, Argentina and Mexico. As a result of recurring losses from our digital operations in Spain, Paraguay, Argentina and Mexico, management has determined that it is more likely than not that deferred tax assets of approximately $2.2 million at June 30, 2022 will not be realized and therefore we have established a valuation allowance on those assets.

We intend to reinvest permanently our unremitted earnings in our foreign subsidiaries, and accordingly have not provided deferred tax liabilities on those earnings. We have not yet determined an estimate of the total amount of unremitted earnings.

Segment Operations

Digital

Net Revenue. Net revenue in our digital segment increased to $174.4 million for the three-month period ended June 30, 2022 from $130.2 million for the three-month period ended June 30, 2021. This increase of approximately $44.2 million in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not contribute to net revenue in the comparable period ended June 30, 2021.

Net revenue in our digital segment increased to $328.1 million for the six-month period ended June 30, 2022 from $231.7 million for the six-month period ended June 30, 2021. This increase of approximately $96.4 million in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not contribute to net revenue in the comparable period ended June 30, 2021

Cost of revenue. Cost of revenue in our digital segment increased to $145.0 million for the three-month period ended June 30, 2022 from $109.0 million for the three-month period ended June 30, 2021, an increase of $36.0 million, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur cost of revenue for us in the comparable period ended June 30, 2021. As a percentage of digital net revenue, cost of revenue decreased to 83% for the three-month period ended June 30, 2022 from 84% for the three-month period ended June 30, 2021.

Cost of revenue in our digital segment increased to $274.9 million for the six-month period ended June 30, 2022 from $193.8 million for the six-month period ended June 30, 2021, an increase of $81.1 million, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur cost of revenue for us in the comparable period ended June 30, 2021. As a percentage of digital net revenue, cost of revenue remained constant at 84% for each of the six-month periods ended June 30, 2022 and 2021.

We have previously noted a trend in our digital operations globally whereby revenue is shifting more to programmatic revenue. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this trend, we are offering programmatic alternatives to advertisers, which is putting pressure on margins. Among our programmatic solutions is our Smadex ad purchasing platform. Additionally, we experienced lower margins related to revenue generated from the primarily global media companies for which we act as commercial partner as a result of relative negotiating strength and industry trends generally. We expect these trends will continue in future periods, likely further resulting in a higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Direct operating expenses. Direct operating expenses in our digital segment increased to $7.8 million for the three-month period ended June 30, 2022 from $6.2 million for the three-month period ended June 30, 2021, an increase of $1.6 million. The increase was primarily due to an increase in expenses associated with the increase in digital advertising revenue and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur direct operating expenses for us in the comparable period ended June 30, 2021.

Direct operating expenses in our digital segment increased to $15.0 million for the six-month period ended June 30, 2022 from $11.1 million for the six-month period ended June 30, 2021, an increase of $3.9 million. The increase was primarily due to an increase in expenses associated with the increase in digital advertising revenue and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur direct operating expenses for us in the comparable period ended June 30, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $9.4 million for the three-month period ended June 30, 2022 from $5.8 million for the three-month period ended June 30, 2021, an increase of $3.6 million. The increase was primarily due to an increase in salary expense and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur selling, general and administrative expenses for us in the comparable period ended June 30, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $17.5 million for the six-month period ended June 30, 2022 from $11.7 million for the six-month period ended June 30, 2021, an increase of $5.8 million. The increase was primarily due to an increase in salary expense and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarters of 2021, respectively, both of which did not incur selling, general and administrative expenses for us in the comparable period ended June 30, 2021.

Television

Net Revenue. Net revenue in our television segment decreased to $32.4 million for the three-month period ended June 30, 2022 from $34.1 million for the three-month period ended June 30, 2021. This decrease of approximately $1.7 million in net revenue was primarily due to decreases in local and national advertising revenue, and a decrease in retransmission consent revenue. These decreases were mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. We expect retransmission consent revenue from these three markets will continue to decline over the next two years, at which point it will be eliminated. The decrease was partially offset by increases in political advertising revenue and spectrum usage rights revenue. Political advertising revenue increased at an earlier time of year this year compared to previous mid-term election years, and we currently anticipate political advertising revenue will increase for the remainder of this fiscal year.

Net revenue in our television segment decreased to $63.2 million for the six-month period ended June 30, 2022 from $70.1 million for the six-month period ended June 30, 2021. This decrease of approximately $6.9 million in net revenue was primarily due to decreases in local and national advertising revenue, and a decrease in retransmission consent revenue. These decreases were mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. We expect retransmission consent revenue from these three markets will continue to decline over the next two years, at which point it will be eliminated. Additionally, the decrease in our television segment was attributed to a decrease in revenue from spectrum usage rights, partially offset by an increase political advertising revenue. Political advertising revenue increased at an earlier time of year this year compared to previous mid-term election years, and we currently anticipate political advertising revenue will increase for the remainder of this fiscal year.

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

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $14.5 million for the three-month period ended June 30, 2022 from $15.2 million for the three-month period ended June 30, 2021, a decrease of approximately $0.7 million. The decrease was primarily due to a decrease in expenses associated with the decrease in local and national advertising revenue.

Direct operating expenses in our television segment decreased to $28.8 million for the six-month period ended June 30, 2022 from $30.2 million for the six-month period ended June 30, 2021, a decrease of approximately $1.4 million. The decrease was primarily due to a decrease in expenses associated with the decrease in local and national advertising revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.2 million for the three-month period ended June 30, 2022 from $4.3 million for the three-month period ended June 30, 2021, an increase of approximately $0.9 million. The increase was primarily due to an increase in salaries and an increase in bad debt expense.

Selling, general and administrative expenses in our television segment increased to $10.2 million for the six-month period ended June 30, 2022 from $9.2 million for the six-month period ended June 30, 2021, an increase of approximately $1.0 million. The increase was primarily due to an increase in salaries and an increase in bad debt expense.

Audio

Net Revenue. Net revenue in our audio segment increased to $14.9 million for the three-month period ended June 30, 2022 from $14.1 million for the three-month period ended June 30, 2021. This increase of approximately $0.8 million in net revenue was primarily due to increases in local advertising revenue and political advertising revenue, partially offset by a decrease in national advertising revenue. Political advertising revenue increased at an earlier time of year this year compared to previous mid-term election years, and we currently anticipate political advertising revenue will increase for the remainder of this fiscal year.

Net revenue in our audio segment increased to $27.5 million for the six-month period ended June 30, 2022 from $25.4 million for the six-month period ended June 30, 2021. This increase of approximately $2.1 million in net revenue was primarily due to increases in local advertising revenue and political advertising revenue, partially offset by a decrease in national advertising revenue. Political advertising revenue increased at an earlier time of year this year compared to previous mid-term election years, and we currently anticipate political advertising revenue will increase for the remainder of this fiscal year.

Notwithstanding the foregoing, in general, our audio segment faces declining audiences, which we believe is present across the industry, competitive factors with other major Spanish-language broadcasters, and changing demographics and preferences of audiences. Additionally, notwithstanding the increases in local advertising revenue, we have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue.

Direct Operating Expenses. Direct operating expenses in our audio segment increased to $7.3 million for the three-month period ended June 30, 2022 from $6.9 million for the three-month period ended June 30, 2021, an increase of $0.4 million. The increase was primarily due to an increase in expenses associated with the increase in advertising revenue.

Direct operating expenses in our audio segment increased to $13.7 million for the six-month period ended June 30, 2022 from $13.6 million for the six-month period ended June 30, 2021, an increase of $0.1 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our audio segment increased to $3.1 million for the six-month period ended June 30, 2022 from $3.0 million for the six-month period ended June 30, 2021, an increase of $0.1 million.

Selling, general and administrative expenses in our audio segment increased to $6.1 million for the six-month period ended June 30, 2022 from $6.0 million for the six-month period ended June 30, 2021, an increase of $0.1 million.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income attributable to common stockholders of $29.3 million for the year ended December 31, 2021, and net losses attributable to common stockholders of $3.9 million and $19.7 million for the years ended December 31, 2020 and 2019, respectively. We had positive cash flow from operations of $65.3 million, $63.4 million and $31.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. We had positive cash flow from operations of $62.9 million for the six-month period ended June 30, 2022. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $110.0 million, and available for sale marketable securities in the additional amount of $74.3 million, as of June 30, 2022. Our liquidity is not materially impacted by the amounts held in accounts outside the United States.

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

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of June 30, 2022, the interest rate on our Term Loan B was 3.81%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

The carrying amount of the Term Loan B Facility as of June 30, 2022 was $209.2 million, net of $1.5 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of June 30, 2022 was $204.4 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

In the three-month period ended June 30, 2022, we repurchased 0.6 million shares of our Class A common stock under the new share repurchase program for an aggregate purchase price of $4.1 million, or an average price per share of $6.48. As of June 30, 2022, we have repurchased a total of 1.8 million shares of our Class A common stock under the new share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of June 30, 2022.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $40.6 million for the six-month period ended June 30, 2022 compared to $32.0 million for the six-month period ended June 30, 2021. As a percentage of net revenue, consolidated adjusted EBITDA remained constant at 10% for each of the six-month periods ended June 30, 2022 and 2021.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of June 30): 2022, 1.4 to 1; 2021, 1.7 to 1.

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

Cash Flow

Net cash flow provided by operating activities was $62.9 million for the six-month period ended June 30, 2022 compared to net cash flow provided by operating activities of $44.4 million for the six-month period ended June 30, 2021. We had net income of $10.4 million for the six-month period ended June 30, 2022, which included non-cash items such as deferred income taxes of $3.2 million, depreciation and amortization expense of $12.7 million, change in fair value of contingent consideration of $6.1 million, non-cash stock-based compensation of $5.2 million, and gain on disposal of property and equipment of $0.6 million. We had net income of $17.5 million for the six-month period ended June 30, 2021, which included non-cash items such as deferred income taxes of $3.7 million, depreciation and amortization expense of $10.3 million, non-cash stock-based compensation of $2.2 million, and impairment loss of $1.4 million. We expect to have positive cash flow from operating activities for the 2022 year.

Net cash flow used in investing activities was $77.3 million for the six-month period ended June 30, 2022, compared to net cash flow provided by investing activities of $15.0 million for the six-month period ended June 30, 2021. During the six-month period ended June 30, 2022, we spent $87.2 million on purchases of marketable securities, spent $3.2 million in net capital expenditures, received $10.5 million from sale of marketable securities, and received $2.7 million from sale of property and equipment and intangibles. During the six-month period ended June 30, 2021, we had proceeds of $17.8 million from the maturity of marketable securities and spent $2.8 million in net capital expenditures. We anticipate that our capital expenditures will be approximately $16.4 million during the full year 2022. Of this amount, we expect that approximately $3.6 million will be reimbursed in connection with our new office lease. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $60.8 million for the six-month period ended June 30, 2022, compared to net cash flow used in financing activities of $6.6 million for the six-month period ended June 30, 2021. During the six-month period ended June 30, 2022, we made payments of contingent consideration of $43.6 million, dividend payments of $4.3, debt payments of $1.5 million, payments for taxes related to shares withheld for share-based compensation plans of $0.3 million, spent $11.3 million for the repurchase of Class A common stock, and received $0.2 million related to the issuance of common stock upon the exercise of stock options. During the six-month period ended June 30, 2021, we made dividend payments of $4.3 million, principal debt repayments of $1.5 million, payments for financing costs of $0.6 million, payments for taxes related to shares withheld for share-based compensation plans of $0.5 million, and received $0.2 million related to the issuance of common stock upon the exercise of stock options.

Credit Risk

We have credit risk in our digital segment insofar as we are required to pay the media companies for which we act as commercial partner for all inventory purchased regardless of whether we are able to collect on a transaction from the local advertiser or its ad agency. We believe that we manage this credit risk effectively, in part by analyzing the creditworthiness of these customers; however, we can give no assurance that this will continue to be the case in future periods.

Additionally, we are dependent upon one single global media company for the majority of our consolidated revenue, which amounted to approximately 52% our consolidated revenue for each of the three- and six-month periods ended June 30, 2022, and we expect that dependence will continue. The loss of all or a substantial part of that revenue could have a significant impact on our liquidity and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of June 30, 2022, we had $210.8 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the Eurodollar were to increase by a hypothetical 100 basis points, or one percentage point, from its June 30, 2022 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.1 million based on the outstanding balance of our term loan as of June 30, 2022.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, certain other Latin American currencies and various other currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2022 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are primarily denominated in U.S. Dollars. In addition, certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, such as Spain, Latin American countries and other countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

In the three-month period ended June 30, 2022, we repurchased 0.6 million shares of our Class A common stock under the new share repurchase program for an aggregate purchase price of $4.1 million, or an average price per share of $6.48. As of June 30, 2022, we have repurchased a total of 1.8 million shares of our Class A common stock under the new share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of June 30, 2022.

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

Date: August 4, 2022