Form 10-Q
period 2022-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2022-11-04
CIK 1109116

(

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

Yes ☐ No ☒

As of October 31, 2022, there were 61,465,531 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,127,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021	4
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021	5
	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021	6
	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021	7
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021	9
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49
ITEM 4.	CONTROLS AND PROCEDURES	49
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	50
ITEM 1A.	RISK FACTORS	50
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	50
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	50
ITEM 4.	MINE SAFETY DISCLOSURES	50
ITEM 5.	OTHER INFORMATION	50
ITEM 6.	EXHIBITS	51

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
•
our dependence upon a single global media company for the majority of our revenue, which dependence we expect to continue;
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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$121,589	$185,094
Marketable securities	43,212	-
Restricted cash	751	749
Trade receivables, (including related parties of $3,750 and $8,162) net of allowance for doubtful accounts of $6,593 and $6,398	194,291	201,747
Assets held for sale	-	1,963
Prepaid expenses and other current assets (including related parties of $274 and $274)	42,517	18,925
Total current assets	402,360	408,478
Property and equipment, net of accumulated depreciation of $190,516 and $183,930	61,649	62,498
Intangible assets subject to amortization, net of accumulated amortization of $112,569 and $104,687 (including related parties of $3,945 and $4,642)	64,704	64,034
Intangible assets not subject to amortization	209,053	209,053
Goodwill	86,715	71,708
Deferred income taxes	1,462	1,462
Operating leases right of use asset	42,027	25,582
Other assets	8,487	8,527
Total assets	$876,457	$851,342
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$5,060	$4,903
Accounts payable and accrued expenses (including related parties of $1,500 and $1,920)	240,994	212,655
Operating lease liabilities	5,406	7,304
Total current liabilities	251,460	224,862
Long-term debt, less current maturities, net of unamortized debt issuance costs of $1,377 and $1,851	207,817	207,416
Long-term operating lease liabilities	39,363	20,988
Other long-term liabilities	29,283	72,930
Deferred income taxes	70,064	68,220
Total liabilities	597,987	594,416
Commitments and contingencies (note 6)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2022 61,465,531 and 2021 63,116,896	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2022 and 2021 14,127,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2022 and 2021 9,352,729	1	1
Additional paid-in capital	770,639	780,388
Accumulated deficit	(502,747)	(522,494)
Accumulated other comprehensive income (loss)	(2,025)	(977)
Total stockholders' equity	265,876	256,926
Noncontrolling interest	12,594	-
Total equity	278,470	256,926
Total liabilities and equity	$876,457	$851,342

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net Revenue	$241,014	$199,008	$659,881	$526,298
Expenses:
Cost of revenue - digital	157,095	124,332	431,951	318,118
Direct operating expenses (including related parties of $2,029, $2,121, $5,357 and $6,010) (including non-cash stock-based compensation of $981, $321, $2,878 and $971)	30,086	28,583	87,505	83,480
Selling, general and administrative expenses	19,208	14,530	53,022	41,489
Corporate expenses (including non-cash stock-based compensation of $1,805, $773, $5,117 and $2,329)	9,525	7,253	26,769	21,756
Depreciation and amortization (includes direct operating of $4,300, $2,591, $12,937 and $10,220; selling, general and administrative of $2,205, $3,214, $6,091 and $5,538; and corporate of $49, $96, $184 and $401) (including related parties of $232, $306, $695 and $921)	6,554	5,901	19,212	16,159
Change in fair value of contingent consideration	734	-	6,810	-
Impairment charge	-	166	-	1,604
Foreign currency (gain) loss	1,966	177	2,112	454
Other operating (gain) loss	(58)	(2,431)	(1,011)	(4,867)
Operating income (loss)	15,904	20,497	33,511	48,105
Interest expense	(3,055)	(1,714)	(7,225)	(5,287)
Interest income	788	12	1,916	235
Dividend income	6	207	20	211
Realized gain (loss) on marketable securities	(473)	-	(473)	-
Income (loss) before income taxes	13,170	19,002	27,749	43,264
Income tax benefit (expense)	(4,080)	(5,118)	(8,305)	(11,902)
Net income (loss)	9,090	13,884	19,444	31,362
Net (income) loss attributable to redeemable noncontrolling interest	-	(1,753)	-	(5,938)
Net (income) loss attributable to noncontrolling interest	303	-	303	-
Net income (loss) attributable to common stockholders	$9,393	$12,131	$19,747	$25,424
Basic and diluted earnings per share:
Net income (loss) per share attributable to common stockholders, basic	$0.11	$0.14	$0.23	$0.30
Net income (loss) per share attributable to common stockholders, diluted	$0.11	$0.14	$0.23	$0.29

Cash dividends declared per common share	$0.03	$0.03	$0.08	$0.08

Weighted average common shares outstanding, basic	84,945,873	85,390,333	85,469,675	85,207,992
Weighted average common shares outstanding, diluted	87,417,501	88,315,732	87,671,726	87,694,395

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$9,090	$13,884	$19,444	$31,362
Net (income) loss attributable to redeemable noncontrolling interest	-	(1,753)	-	(5,938)
Net (income) loss attributable to noncontrolling interest	303	-	303	-
Net income (loss) attributable to common stockholders	9,393	12,131	19,747	25,424
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(23)	230	(66)	366
Change in fair value of marketable securities	551	(5)	(982)	(113)
Total other comprehensive income (loss)	528	225	(1,048)	253
Comprehensive income (loss)	9,618	14,109	18,396	31,615
Comprehensive (income) loss attributable to redeemable noncontrolling interests	-	(1,753)	-	(5,938)
Comprehensive (income) loss attributable to noncontrolling interests	303	-	303	-
Comprehensive income (loss) attributable to common stockholders	$9,921	$12,356	$18,699	$25,677

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2021	63,116,896	14,127,613	9,352,729	-	$6	$2	$1	$780,388	$(522,494)	$(977)	$-	$256,926
Issuance of common stock upon exercise of stock options or awards of restricted stock units	66,000	-	-	-	-	-	-	218	-	-	-	218
Tax payments related to shares withheld for share-based compensation plans	14,955	-	-	-	-	-	-	(257)	-	-	-	(257)
Stock-based compensation expense	-	-	-	-	-	-	-	2,573	-	-	-	2,573
Repurchase of Class A common stock	(1,114,470)	-	-	1,114,470	-	-	-	(7,142)	-	-	-	(7,142)
Retirement of treasury stock	-	-	-	(1,114,470)	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,167)	-	-	-	(2,167)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(283)	-	(283)
Net income (loss) attributable to common stockholders for the three-month period-ended March 31, 2022	-	-	-	-	-	-	-	-	1,887	-	-	1,887
Balance, March 31, 2022	62,083,381	14,127,613	9,352,729	-	6	2	1	773,613	(520,607)	(1,260)	-	251,755
Tax payments related to shares withheld for share-based compensation plans	20,681	-	-	-	-	-	-	(10)	-	-	-	(10)
Stock-based compensation expense	-	-	-	-	-	-	-	2,636	-	-	-	2,636
Repurchase of Class A common stock	(638,531)	-	-	638,531	-	-	-	(4,138)	-	-	-	(4,138)
Retirement of treasury stock	-	-	-	(638,531)	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,124)	-	-	-	(2,124)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(1,250)	-	(1,250)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(43)	-	(43)
Net income (loss) attributable to common stockholders for the three-month period-ended June 30, 2022	-	-	-	-	-	-	-	-	8,467	-	-	8,467
Balance, June 30, 2022	61,465,531	14,127,613	9,352,729	-	6	2	1	769,977	(512,140)	(2,553)	-	255,293
Stock-based compensation expense	-	-	-	-	-	-	-	2,786	-	-	-	2,786
Dividends paid	-	-	-	-	-	-	-	(2,124)	-	-	-	(2,124)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	199	-	199
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(23)	-	(23)
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	-	352	-	352
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	-	-	12,897	12,897
Net income (loss) attributable to common stockholders for the three-month period-ended September 30, 2022	-	-	-	-	-	-	-	-	9,393	-	(303)	9,090
Balance, September 30, 2022	61,465,531	14,127,613	9,352,729	-	$6	$2	$1	$770,639	$(502,747)	$(2,025)	$12,594	$278,470

See Notes to Condensed Consolidated Financial Statements

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2020	60,759,405	14,927,613	9,352,729	-	$6	$2	$1	$828,813	$(551,786)	$(1,056)	$-	$275,980
Issuance of common stock upon exercise of stock options or awards of restricted stock units	6,045	-	-	-	-	-	-	(9)	-	-	-	(9)
Stock-based compensation expense	-	-	-	-	-	-	-	1,071	-	-	-	1,071
Dividends paid	-	-	-	-	-	-	-	(2,126)	-	-	-	(2,126)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(69)	-	(69)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	407	-	407
Net income (loss) attributable to common stockholders for the three-month period-ended March 31, 2021	-	-	-	-	-	-	-	-	5,429	-	-	5,429
Balance, March 31, 2021	60,765,450	14,927,613	9,352,729	-	6	2	1	827,749	(546,357)	(718)	-	280,683
Issuance of common stock upon exercise of stock options or awards of restricted stock units	304,194	-	-	-	-	-	-	(277)	-	-	-	(277)
Stock-based compensation expense	-	-	-	-	-	-	-	1,135	-	-	-	1,135
Class B common stock exchanged for Class A common stock	120,000	(120,000)	-	-	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,133)	-	-	-	(2,133)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(39)	-	(39)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(271)	-	(271)
Net income (loss) attributable to common stockholders for the three-month period-ended June 30, 2021	-	-	-	-	-	-	-	-	7,864	-	-	7,864
Balance, June 30, 2021	61,189,644	14,807,613	9,352,729	-	6	2	1	826,474	(538,493)	(1,028)	-	286,962
Issuance of common stock upon exercise of stock options or awards of restricted stock units	76,384	-	-	-	-	-	-	171	-	-	-	171
Stock-based compensation expense	-	-	-	-	-	-	-	1,094	-	-	-	1,094
Class B common stock exchanged for Class A common stock	480,000	(480,000)	-	-	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,136)	-	-	-	(2,136)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(5)	-	(5)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	230	-	230
Acquisition of redeemable noncontrolling interest	-	-	-	-	-	-	-	(45,177)	-	-	-	(45,177)
Net income (loss) attributable to common stockholders for the three-month period-ended September 30, 2021	-	-	-	-	-	-	-	-	12,131	-	-	12,131
Balance, September 30, 2021	61,746,028	14,327,613	9,352,729	-	$6	$2	$1	$780,426	$(526,362)	$(803)	$-	$253,270

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$19,444	$31,362
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,212	16,159
Impairment charge	-	1,604
Deferred income taxes	(3,151)	8,348
Non-cash interest	1,076	451
Amortization of syndication contracts	348	357
Payments on syndication contracts	(304)	(354)
Non-cash stock-based compensation	7,995	3,300
(Gain) loss on marketable securities	473	-
(Gain) loss on disposal of property and equipment	(599)	(2,622)
Change in fair value of contingent consideration	6,810	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	22,296	(15,894)
(Increase) decrease in prepaid expenses and other assets	(183)	2,267
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,725	8,802
Net cash provided by operating activities	78,142	53,780
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	2,671	9,431
Purchases of property and equipment	(7,882)	(4,269)
Purchase of a businesses, net of cash acquired	-	(12,847)
Investment in variable interest entities, net of cash consolidated	(5,164)	-
Purchases of marketable securities	(92,480)	-
Proceeds from marketable securities	46,868	27,800
Purchases of investments	-	(800)
Net cash provided by (used in) investing activities	(55,987)	19,315
Cash flows from financing activities:
Proceeds from stock option exercises	218	414
Tax payments related to shares withheld for share-based compensation plans	(267)	(528)
Payments on long-term debt	(2,501)	(2,250)
Dividends paid	(6,415)	(6,395)
Repurchase of Class A common stock	(11,280)	-
Payment of contingent consideration	(65,340)	-
Principal payments under finance lease obligation	(72)	-
Payments of capitalized debt costs	-	(604)
Net cash used in financing activities	(85,657)	(9,363)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1)	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(63,503)	63,729
Cash, cash equivalents and restricted cash:
Beginning	185,843	119,911
Ending	$122,340	$183,640
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$6,149	$4,836
Income taxes	$11,456	$3,554
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$2,377	$824

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading global advertising solutions, media and technology company. The Company's operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. The Company's digital segment, whose operations are located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. The Company's television and audio operations reach and engage U.S. Hispanics. The Company's management has determined that the Company operates in three reportable segments as of September 30, 2022, based upon the type of advertising medium: digital, television and audio.

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

The Impact of the COVID-19 Pandemic on the Company’s Business

The COVID-19 pandemic had a minimal impact on the Company's business during the quarter ended September 30, 2022. Subject to the extent and duration of possible resurgences of the pandemic from time to time and the continuing uncertain economic environment that has resulted, in part, from the pandemic, the Company anticipates that the pandemic will continue to have little effect on its business, from both an operational and financial perspective, in future periods. Nonetheless, the Company remains cautious due to the unpredictable nature of the pandemic and its effects. The Company also cannot give any assurance whether a resurgence or more prolonged impact of the pandemic in any location where its operations have employees or operates would not adversely affect its operations.

The Company elected to defer the employer portion of the social security payroll tax (6.2%) as provided in the Coronavirus Aid, Relief and Economic Security Act of 2020, commonly known as the CARES Act. The deferral was effective from March 27, 2020 through December 31, 2020. The deferred amount is considered to be timely paid if 50% is paid by December 31, 2021 and the remainder is paid by December 31, 2022. During the year ended December 31, 2021, the Company paid 50% of the deferred amount. The Company intends to pay the remainder of the deferred amount on or before December 31, 2022.

The Company believes that its liquidity and capital resources remain adequate and that it can meet current expenses for at least the next twelve months from a combination of cash on hand and cash flows from operations.

Restricted Cash

As of September 30, 2022 and December 31, 2021, the Company’s balance sheet includes $0.8 million and $0.7 million, respectively, in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of
	September 30,
	2022	2021
Cash and cash equivalents	$121,589	$182,891
Restricted cash	751	749
Total as presented in the Consolidated Statements of Cash Flows	$122,340	$183,640

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

Under the network affiliation agreement, TelevisaUnivision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on its Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2022 and 2021, the amount the Company paid TelevisaUnivision in this capacity was $2.0 million and $2.1 million, respectively. During the nine-month periods ended September 30, 2022 and 2021, the amount the Company paid TelevisaUnivision in this capacity was $5.4 million and $6.0 million, respectively. These amounts were included in Direct Operating Expenses in the Company's Condensed Consolidated Statements of Operations.

The Company also generates revenue under a marketing and sales agreement with TelevisaUnivision, which give it the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver.

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of September 30, 2022, the amount due to the Company from TelevisaUnivision was $3.8 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended September 30, 2022 and 2021, retransmission consent revenue accounted for $8.9 million and $9.1 million, respectively, of which $6.2 million and $6.4 million, respectively, relate to the TelevisaUnivision proxy agreement. During the nine-month periods ended September 30, 2022 and 2021, retransmission consent revenue accounted for $27.2 million and $28.1 million, respectively, of which $18.7 million and $19.7 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense was $2.8 million and $1.1 million for the three-month periods ended September 30, 2022 and 2021, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $8.0 million and $3.3 million for the nine-month periods ended September 30, 2022 and 2021, respectively

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

For the three- and nine-month periods ended September 30, 2022 and 2021, there was no stock-based compensation expense related to grants of stock options. All grants of stock options have been fully expensed.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Restricted stock units granted	-	-	175	85
Weighted average fair value	$-	$-	$5.41	$4.69

As of September 30, 2022, there was approximately $8.1 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.4 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Basic earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$9,393	$12,131	$19,747	$25,424

Denominator:
Weighted average common shares outstanding	84,945,873	85,390,333	85,469,675	85,207,992

Per share:
Net income (loss) per share attributable to common stockholders	$0.11	$0.14	$0.23	$0.30

Diluted earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$9,393	$12,131	$19,747	$25,424

Denominator:
Weighted average common shares outstanding	84,945,873	85,390,333	85,469,675	85,207,992
Dilutive securities:
Stock options and restricted stock units	2,471,628	2,925,399	2,202,051	2,486,403
Diluted shares outstanding	87,417,501	88,315,732	87,671,726	87,694,395

Per share:
Net income (loss) per share attributable to common stockholders	$0.11	$0.14	$0.23	$0.29

For the three- and nine-month periods ended September 30, 2022, a total of 4,052 and 34,388 shares, respectively, of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the three- and nine-month periods ended September 30, 2021, a total of 327 and 337 shares, respectively, of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

In the three-month period ended September 30, 2022, the Company did not repurchase any shares of its Class A common stock. As of September 30, 2022, the Company has repurchased a total of 1.8 million shares of its Class A common stock under the new share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of September 30, 2022.

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the Condensed Consolidated Balance Sheets. Shares repurchased pursuant to the Company’s share repurchase program are retired during the same calendar year.

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

The Company’s borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of September 30, 2022, the interest rate on our Term Loan B was 5.27%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

In addition, beginning December 31, 2018, at the end of every calendar year, in the event the Company's total net leverage ratio is within certain ranges, the Company must make a debt prepayment equal to a certain percentage of its Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of September 30): 2022, 1.4 to 1; 2021, 1.6 to 1.

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

The carrying amount of the Term Loan B Facility as of September 30, 2022 was $208.6 million, net of $1.4 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of September 30, 2022 was approximately $205.3 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

As of September 30, 2022, the Company believes that it is in compliance with all covenants in the 2017 Credit Agreement.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of FDIC insurance limits. As of September 30, 2022, the majority of all deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company’s credit risk is spread across a large number of customers in the U.S., Latin America, Asia, and various other countries, therefore spreading the trade receivable credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that it is managing its trade receivable credit risk effectively. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. An allowance for doubtful accounts is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration of a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

Aggregate receivables from the largest five advertisers represented 4% and 3% of total trade receivables as of September 30, 2022 and December 31, 2021, respectively. No single advertiser represents more than 5% of the total trade receivables.

Revenue from the largest advertiser represented 11% of total revenue for each of the three-month periods ended September 30, 2022 and 2021. Revenue from the largest advertiser represented 13% and 11% of total revenue for the nine-month periods ended September 30, 2022 and 2021, respectively. This advertiser pays on a frequent basis and management does not believe this concentration of credit represents a significant risk to the Company. No other advertiser represented more than 5% of the total revenue.

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense that aggregated $1.2 million and $0.9 million for the three-month periods ended September 30, 2022 and 2021, respectively, and $2.2 million and $3.2 million for the nine-month periods ended September 30, 2022 and 2021, respectively. The net charge off of bad debts aggregated $1.3 million and $0.2 million for the three-month periods ended September 30, 2022 and 2021, respectively, and $1.8 million and $0.7 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

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

Revenue related to a single media company for which the Company acts as a commercial partner represented 49% and 54% of the Company's total revenue for the three-month periods ended September 30, 2022 and 2021, respectively, and 51% and 56% of the Company's total revenue for the nine-month periods ended September 30, 2022 and 2021. The Company expects that dependence will continue.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date.

Accounting Standards Codification ("ASC") ASC 820, “Fair Value Measurements and Disclosures”, defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with ASC 820, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the condensed consolidated balance sheets (in millions):

	September 30, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$2.0	$2.0	$—	$—
Corporate bonds and notes	$42.5		$42.5
Asset-backed securities	$0.7		$0.7

Liabilities:
Contingent consideration	$56.4	$—	—	$56.4

	December 31, 2021
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$88.3	$88.3	$—	$—

Liabilities:
Contingent consideration	$114.9	$—	—	$114.9

Nonrecurring fair value measurements:
FCC licenses	$0.7	—	—	$0.7	$(0.1)

The Company held investments in a money market fund, corporate bonds and notes, and asset-backed securities. The majority of the carrying of the corporate bonds and asset-backed securities held by the Company are investment grade.

The Company’s money market account is comprised of cash and cash equivalents.

The Company’s available for sale debt securities are comprised of corporate bonds and notes, and asset-backed securities. These securities are valued using quoted prices for similar attributes in active markets (Level 2). Since these investments are classified as available for sale, they are recorded at their fair market value within Cash and cash equivalents and Marketable securities in the Condensed Consolidated Balance Sheets and their unrealized gains or losses are included in other comprehensive income. Realized gains and losses from the sale of available for sale securities are included in the Statements of Operations and were determined on a specific identification basis.

As of September 30, 2022, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Corporate Bonds and Notes		Asset-Backed Securities
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$24,428	$(294)	$-	$-
Due after one year	19,351	(1,029)	759	(3)
Total	$43,779	$(1,323)	$759	$(3)

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of September 30, 2022 and December 31, 2021, the Company determined that a credit loss allowance is not required.

Included in interest income for the three-month periods ended September 30, 2022 and 2021 was interest income related to the Company’s available for sale securities of $0.6 million and $0.0 million, respectively. Included in interest income for the nine-month periods ended September 30, 2022 and 2021 was interest income related to the Company’s available for sale securities of $1.7 million and $0.2 million, respectively.

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

The fair value of the contingent consideration was estimated by applying the real options approach using level 3 inputs as further discussed in Note 7. The following table presents the changes in the contingent consideration (in millions):

	Nine-Month Period
	Ended September 30,
	2022	2021
Beginning balance	$114.9	$-
Additions from acquisitions		104.7
Payments to sellers	(65.3)	-
(Gain) loss recognized in earnings	6.8	-
Ending balance	$56.4	$104.7

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2021	$(1,300)	$323	$(977)
Other comprehensive income (loss)	-	(380)	(380)
Income tax (expense) benefit	-	97	97
Other comprehensive income (loss), net of tax	-	(283)	(283)
Accumulated other comprehensive income (loss) as of March 31, 2022	(1,300)	40	(1,260)
Other comprehensive income (loss)	(43)	(1,678)	(1,721)
Income tax (expense) benefit	-	428	428
Other comprehensive income (loss), net of tax	(43)	(1,250)	(1,293)
Accumulated other comprehensive income (loss) as of June 30, 2022	(1,343)	(1,210)	(2,553)
Other comprehensive income (loss)	(23)	267	244
Income tax (expense) benefit	-	(68)	(68)
Amounts reclassified from AOCI	-	473	473
Income tax (expense) benefit	-	(121)	(121)
Other comprehensive income (loss), net of tax	(23)	551	528
Accumulated other comprehensive income (loss) as of September 30, 2022	(1,366)	(659)	(2,025)

Foreign Currency

The Company’s reporting currency is the U.S. dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with ASC Topic 830, “Foreign Currency Matters” and the related rate fluctuation on transactions is included in the consolidated statements of operations.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the respective local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date, and equity and long term assets are translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive (income) loss.

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

Variable Interest Entities

In accordance with the provisions of the Financial Accounting Standards Board (FASB) or ASC 810, “Consolidation,” the Company evaluates entities for which control is achieved through means other than voting rights to determine if the Company is the primary beneficiary of a variable interest entity ("VIE"). An entity is a VIE if it has any of the following characteristics: (1) the entity has insufficient equity to permit it to finance its activities without additional subordinated financial support (2) equity holders, as a group, lack the characteristics of a controlling financial interest or (3) the entity is structured with non-substantive voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company consolidates its investment in a VIE when it determines that the Company is the primary beneficiary of such entity.

In determining whether it is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; and the significance of the Company’s investment and other means of participation in the VIE’s expected profits/losses. Significant judgments related to these determinations include estimates about the current and future fair values and performance of assets held by these VIEs and general market conditions.

The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.

Based on the foregoing, the Company has determined that Adsmurai, S.L. (“Adsmurai”) and Jack of Digital Holdings, Inc. ("Jack of Digital") are both VIEs, the Company is the primary beneficiary, and therefore accounted for the consolidation under the provisions of ASC Topic 805, “Business Combinations”. See Note 8 for more details.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for the Company beginning in the first quarter of 2023. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments. Early adoption of the proposed amendments would be permitted, including adoption in an interim period. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Digital advertising	$188,877	$146,121	$516,966	$377,826
Broadcast advertising	39,965	40,495	106,769	110,608
Spectrum usage rights	1,584	1,104	4,793	5,057
Retransmission consent	8,926	9,128	27,159	28,061
Other	1,662	2,160	4,194	4,746
Total revenue	$241,014	$199,008	$659,881	$526,298

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

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Local direct	$5,935	$5,881	$17,365	$16,850
Local agency	13,410	16,122	38,980	44,529
National agency	20,620	18,492	50,424	49,229
Total revenue	$39,965	$40,495	$106,769	$110,608

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
U.S.	$61,735	$60,265	$173,075	$166,870
Latin America	130,515	120,783	373,353	329,897
Asia	21,477	12,103	57,551	12,103
Rest of the World	27,287	5,857	55,902	17,428
Total revenue	$241,014	$199,008	$659,881	$526,298

Deferred Revenue

The Company records deferred revenues when cash payments are received or due in advance of its performance, including amounts which are refundable. The change in the deferred revenue balance for the nine-month period ended September 30, 2022 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is typically 30 days. For certain individual customers and customer types, the Company generally requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2021	Increase	Decrease *	September 30, 2022
Deferred revenue	$5,942	6,974	(5,942)	$6,974

* The amount reflects revenue that was deferred as of December 31, 2021 and has been recorded as revenue in the nine-month period ended September 30, 2022.

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

The operating leases are reflected within the condensed consolidated balance sheet as Operating leases right of use asset with the related liability presented as Operating lease liabilities and Long-term operating lease liabilities. Lease expense is recognized on a straight-line basis over the lease term.

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

The Company’s corporate headquarters are located in Santa Monica, California. The Company leases approximately 16,000 square feet of space in the building housing its corporate headquarters under a lease that was most recently amended as of June 7, 2022. The lease, as amended, provides that the Company will relocate and expand its corporate headquarters within the same building to a space consisting of approximately 38,000 square feet, at which point the term of the lease will be extended until January 31, 2034. The Company expects to move into temporary premises before then end of 2022 pending the build-out of the permanent premises and complete its relocation into the permanent premises during the first half of 2023.

The Company also leases approximately 41,000 square feet of space in the building housing its radio network headquarters in Los Angeles, California, under a lease that the Company terminated as of September 30, 2022. In respect of this termination, the Company paid a termination fee of approximately $0.4 million as of September 30, 2022. The Company will continue to lease this space on a month-to-month basis and intends on relocating all of its personnel into its new, permanent premises in Santa Monica.

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

The following table summarizes the expected future payments related to lease liabilities as of September 30, 2022:

(in thousands)
Remainder of 2022	$1,836
2023	7,139
2024	8,036
2025	7,655
2026	6,426
2027 and thereafter	35,697
Total minimum payments	$66,789
Less amounts representing interest	(18,037)
Less amounts representing tenant improvement allowance	(3,983)
Present value of minimum lease payments	44,769
Less current operating lease liabilities	(5,406)
Long-term operating lease liabilities	$39,363

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of September 30, 2022 were 9.1 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of September 30, 2021 were 9.7 years and 6.3%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Nine-Month Period Ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$7,661	$7,673
Non-cash additions to operating lease assets	$26,871	$4,543

The following table summarizes the components of lease expense:

	Three-Month Period	Three-Month Period	Nine-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$2,432	$2,039	$6,805	$6,243
Variable lease cost	263	372	855	938
Short-term lease cost	504	346	1,510	1,115
Total lease cost	$3,199	$2,757	$9,170	$8,296

For the three-month period ended September 30, 2022, lease cost of $1.5 million, $1.5 million and $0.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the nine-month period ended September 30, 2022, lease cost of $4.5 million, $4.2 million and $0.5 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

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
5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of September 30, 2022, based upon the type of advertising medium, which segments are digital, television and audio. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, foreign currency (gain) loss and other operating (gain) loss. The Company generated 74% and 70% of its revenue outside the United States during the three-month periods ended September 30, 2022 and 2021, respectively. The Company generated 74% and 68% of its revenue outside the United States during the nine-month periods ended September 30, 2022 and 2021, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2022	2021	Change	2022	2021	Change
Net revenue
Digital	$188,877	$146,121	29%	$516,966	$377,826	37%
Television	35,678	36,450	(2)%	98,918	106,598	(7)%
Audio	16,459	16,437	0%	43,997	41,874	5%
Consolidated	241,014	199,008	21%	659,881	526,298	25%

Cost of revenue - digital	157,095	124,332	26%	431,951	318,118	36%

Direct operating expenses
Digital	8,041	6,234	29%	23,017	17,373	32%
Television	14,941	15,565	(4)%	43,712	45,737	(4)%
Audio	7,104	6,784	5%	20,776	20,370	2%
Consolidated	30,086	28,583	5%	87,505	83,480	5%

Selling, general and administrative expenses
Digital	11,039	6,953	59%	28,560	18,691	53%
Television	5,062	4,583	10%	15,257	13,811	10%
Audio	3,107	2,994	4%	9,205	8,987	2%
Consolidated	19,208	14,530	32%	53,022	41,489	28%

Depreciation and amortization
Digital	3,230	2,479	30%	8,551	5,673	51%
Television	2,723	3,087	(12)%	8,424	9,410	(10)%
Audio	601	335	79%	2,237	1,076	108%
Consolidated	6,554	5,901	11%	19,212	16,159	19%

Segment operating profit (loss)
Digital	9,472	6,123	55%	24,887	17,971	38%
Television	12,952	13,215	(2)%	31,525	37,640	(16)%
Audio	5,647	6,324	(11)%	11,779	11,441	3%
Consolidated	28,071	25,662	9%	68,191	67,052	2%

Corporate expenses	9,525	7,253	31%	26,769	21,756	23%
Change in fair value of contingent consideration	734	-	*	6,810	-	*
Impairment charge	-	166	(100)%	-	1,604	(100)%
Foreign currency (gain) loss	1,966	177	*	2,112	454	365%
Other operating (gain) loss	(58)	(2,431)	(98)%	(1,011)	(4,867)	(79)%
Operating income (loss)	15,904	20,497	(22)%	33,511	48,105	(30)%

Interest expense	$(3,055)	$(1,714)	78%	$(7,225)	$(5,287)	37%
Interest income	788	12	*	1,916	235	715%
Dividend income	6	207	(97)%	20	211	(91)%
Realized gain (loss) on marketable securities	(473)	-	*	(473)	-	*
Income (loss) before income taxes	13,170	19,002	(31)%	27,749	43,264	(36)%

Capital expenditures
Digital	$977	$493		$2,838	$1,367
Television	3,121	685		4,257	2,146
Audio	123	143		534	436
Consolidated	$4,221	$1,321		$7,629	$3,949

	September 30,	December 31,
Total assets	2022	2021
Digital	394,379	309,347
Television	377,405	433,303
Audio	104,673	108,692
Consolidated	$876,457	$851,342

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

As a result of the Put Option and Call Option redemption features, and because the redemption was not solely within the control of the Company, the noncontrolling interest was considered redeemable, and was classified in temporary equity within the Company’s Condensed Consolidated Balance Sheets initially at its acquisition date fair value. The noncontrolling interest was adjusted each reporting period for income (or loss) attributable to the noncontrolling interest as well as any applicable distributions made. Since the noncontrolling interest was not then redeemable under the terms of the Put and Call Agreement and it was not probable that it would become redeemable, the Company was not required to adjust the amount presented in temporary equity to its redemption value in prior periods. The fair value of the redeemable noncontrolling interest which includes the Put and Call Agreement recognized on the acquisition date was $30.8 million.

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

As part of the Company’s acquisition of the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock, the Put and Call Agreement was terminated effective September 1, 2021. Applicable accounting guidance requires changes in the Company's ownership interest while the Company retains its controlling financial interest in its subsidiary to be accounted for as an equity transaction. Therefore, no gain or loss was recognized in relation to the acquisition of the remaining 49% of the issued and outstanding shares of stock of Cisneros Interactive. As of the acquisition date, the carrying amount of the noncontrolling interest was adjusted to reflect the change in the Company's ownership interest, and the difference between the fair value of the contingent consideration and the amount by which the noncontrolling interest was recognized as a decrease to paid-in capital in the Condensed Consolidated Balance Sheets and the Condensed Statements of Stockholders' Equity.

Effective December 31, 2021, the Company agreed to pay certain of the Sellers who are individual persons an accelerated earn-out in the aggregate amount of $14.7 million based on the EBITDA for calendar year 2021, which was paid in January 2022. In April 2022, the Company paid all the Sellers an earn-out in the aggregate amount of $28.9 million based on the final EBITDA for calendar year 2021. Additionally, effective September 13, 2022, the Company agreed to pay Sorin Properties, S.L., one of the Sellers, an accelerated earn-out of $21.7 million based on EBITDA for the four prior fiscal quarters, which amount was paid in September 2022.

As of September 30, 2022 the contingent liability was adjusted to its current fair value of $38.7 million, of which $26.7 million is a current liability and $12.0 million is a noncurrent liability. The change in the fair value of the contingent liability during the three- and nine-month periods ended September 30, 2022, of $5.9 million expense and $6.9 million expense, respectively, is reflected in the Consolidated Statements of Operations.

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Beginning balance	$-	$37,470	$-	$33,285
Net income attributable to redeemable noncontrolling interest	-	1,753	-	5,938
Acquisition of redeemable noncontrolling interest	-	(39,223)	-	(39,223)
Ending balance	$-	$-	$-	$-

During the three-month period ended September 30, 2022, Cisneros Interactive generated net revenue and net income of $128.8 million and $4.3 million (excluding the impact of contingent consideration liability adjustments), respectively. During the nine-month period ended September 30, 2022, Cisneros Interactive generated net revenue and net income of $366.1 million and $14.7 million (excluding the impact of contingent consideration liability adjustments), respectively.

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

The following is a summary of the final purchase price allocation (in millions):

Cash	$4.3
Accounts receivable	9.9
Other assets	1.8
Intangible assets subject to amortization	22.8
Goodwill	13.2
Current liabilities	(10.1)
Deferred tax	(4.0)
Debt	(1.7)

Intangible assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Publisher relationships	$16.9	10.0
Advertiser relationships	3.7	4.0
Trade name	2.0	5.0
Non-Compete agreements	0.2	4.0

As noted above, the acquisition of MediaDonuts includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to the sellers of the stock of MediaDonuts based on a pre-determined multiple of MediaDonuts' 12-month EBITDA targets in calendar years 2021 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $20.3 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 5.8% to 6.7% over the three year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. As of September 30, 2022 the contingent liability was adjusted to its current fair value of $17.1 million, of which $5.1 million is a current liability and $12.0 million is a noncurrent liability. The change in the fair value of the contingent liability during the three- and nine-month periods ended September 30, 2022, of $2.0 million income and $1.3 million expense, respectively, is reflected in the Consolidated Statements of Operations.

The fair value of the trade receivables was $9.9 million. The gross amount due under contract is $10.2 million, of which $0.3 million is expected to be uncollectable.

During the three-month period ended September 30, 2022, MediaDonuts generated net revenue and net loss of $21.2 million and $0.4 million (excluding the impact of contingent consideration liability adjustments), respectively. During the nine-month period ended September 30, 2022, MediaDonuts generated net revenue and net income of $57.2 million and $2.8 million (excluding the impact of contingent consideration liability adjustments), respectively. These results were negatively impacted by foreign currency losses in the respective periods.

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

In thousands, except share and per share data	Nine-Month Period
Ended September 30,
2021
Pro Forma:
Total revenue	$560,045
Net income (loss) attributable to common stockholders	$29,032

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.34
Net income (loss) per share, attributable to common stockholders, diluted	$0.33

Weighted average common shares outstanding, basic	85,207,992
Weighted average common shares outstanding, diluted	87,694,395

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

As noted above, the acquisition of 365 Digital includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to the sellers of the stock of 365 Digital based on a pre-determined multiple of 365 Digital's 12-month EBITDA targets in calendar years 2022 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $2.0 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 7.6% to 8.3% over the three-year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. As of September 30, 2022 the contingent liability was adjusted to its current fair value of $0.6 million, all of which is a noncurrent liability. The change in the fair value of the contingent liability during the three- and nine-month periods ended September 30, 2022, of $3.2 million income and $1.4 million income, respectively, is reflected in the Consolidated Statements of Operations.

The fair value of the trade receivables was $1.1 million. The gross amount due under contract is $1.1 million, of which a de minimis is expected to be uncollectable.

During the three-month period ended September 30, 2022, 365 Digital generated net revenue and net income of $2.9 million and $0.0 million (excluding the impact of contingent consideration liability adjustments), respectively. During the nine-month period ended September 30, 2022, 365 Digital generated net revenue and net income of $7.8 million and $0.1 million (excluding the impact of contingent consideration liability adjustments), respectively.

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

In thousands, except share and per share data	Three-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,
	2021	2021
Pro Forma:
Total revenue	$200,167	$528,406
Net income (loss) attributable to common stockholders	$12,225	$25,581

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.14	$0.30
Net income (loss) per share, attributable to common stockholders, diluted	$0.14	$0.29

Weighted average common shares outstanding, basic	85,390,333	85,207,992
Weighted average common shares outstanding, diluted	88,315,732	87,694,395

8. VARIABLE INTEREST ENTITIES

Adsmurai

On August 5, 2022, the Company made a loan in the principal amount of €12,535,000 (approximately $12.8 million as of that date) to an entity affiliated with owners of a majority interest in Adsmurai, S.L. (“Adsmurai”), a company engaged in the sale and marketing of digital advertising. The loan has a two-year term, bears interest at a rate of 5% annually, and can be converted into 51% of the issued and outstanding shares of stock of Adsmurai at the Company’s sole discretion. If the Company elects not to convert the loan, the borrower has the option to repay the loan at maturity either in cash or with 51% of the issued and outstanding shares of stock of Adsmurai.

The Company has determined that (i) Adsmurai is a VIE because the equity investors at risk, as a group, lack the characteristics of a controlling financial interest; and (ii) the Company is the primary beneficiary because its conversion right gives it the power to direct the activities of the entity that most significantly impact the entity’s economic performance. See Note 2 for more details.

The Company has determined that Adsmurai is a business and has accounted for its consolidation under the provisions of ASC Topic 805, “Business Combinations”, and included Adsmurai's results of operations since the date of the loan in the Company's Consolidated Statements of Operations. The Company is in the process of completing the purchase price allocation for Adsmurai. The following is a summary of the preliminary purchase price allocation (in millions):

Cash	$7.4
Accounts receivable	12.2
Other assets	0.7
Fixed assets	2.8
Intangible assets subject to amortization	8.2
Goodwill	13.2
Current liabilities	(14.6)
Deferred tax	(2.0)
Debt	(2.8)
Noncontrolling interest	(12.3)
Convertible loan	(12.8)

Intangible assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Advertiser relationships	$4.7	7.0
Existing technology	2.4	5.0
Trade name	1.1	5.0

The fair value of the trade receivables was $12.2 million. The gross amount due under contract is $12.3 million, of which $0.1 million is expected to be uncollectable.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to Adsmurai’s workforce and synergies from combining Adsmurai’s operations with those of the Company

During the three- and nine-month periods ended September 30, 2022, the Company consolidated Adsmurai's revenues of $8.0 million, and net loss of $0.4 million.

The following unaudited pro forma information has been prepared to give effect to the Company’s consolidation of Adsmurai as if the transaction had occurred on January 1, 2021. This pro forma information was adjusted to exclude acquisition fees and costs of $0.2 million for each of the three- and nine-month periods ended September 30, 2022, which were expensed in connection with the transaction. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this transaction occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Pro Forma:
Total revenue	$244,963	$208,321	$688,241	$552,915
Net income (loss) attributable to common stockholders	$9,706	$12,205	$20,557	$25,511

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.11	$0.14	$0.24	$0.30
Net income (loss) per share, attributable to common stockholders, diluted	$0.11	$0.14	$0.23	$0.29

Weighted average common shares outstanding, basic	84,945,873	85,390,333	85,469,675	85,207,992
Weighted average common shares outstanding, diluted	87,417,501	88,315,732	87,671,726	87,694,395

Jack of Digital

On August 3, 2022, the Company made an investment of $0.1 million in exchange for approximately 15% of the issued and outstanding stock of Jack of Digital, a digital marketing services company that serves as the exclusive advertising sales partner of TikTok in Pakistan.

The Company has determined that it is the primary beneficiary and consolidates the VIE because (i) the equity investors at risk, as a group, lack the characteristics of a controlling financial interest; and (ii) the Company is the primary beneficiary because it has the power to direct the activities of the entity that most significantly impact the entity’s economic performance. See Note 2 for more details.

The Company consolidated Jack of Digital's revenue of $0.3 million for the three- and nine-months periods ended September 30, 2022.

The table below presents the reconciliation of changes in noncontrolling interests (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Beginning balance	$-	$-	$-	$-
Initial fair value of noncontrolling interests	12,897	-	12,897	-
Net income (loss) attributable to noncontrolling interest	(303)	-	(303)	-
Ending balance	$12,594	$-	$12,594	$-

The changes in the carrying amount of goodwill for each of the Company’s operating segments for the nine-month period ended September 30, 2022 are as follows (in thousands):

	December 31,	Purchase Price	Additions From	September 30,
(in thousands)	2021	Adjustments	VIEs	2022
Television	$40,549	$-	$-	$40,549
Digital	31,159	1,451	13,556	46,166
Consolidated	$71,708	$1,451	$13,556	$86,715

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global advertising solutions, media and technology company. Our operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. Our digital segment, whose operations are primarily located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. Our television and audio operations reach and engage U.S. Hispanics in the United States. For financial reporting purposes, we report in three segments based upon the type of advertising medium: digital, television and audio. Our net revenue for the three-month period ended September 30, 2022 was $241.0 million. Of that amount, revenue attributed to our digital segment accounted for approximately 78%, revenue attributed to our television segment accounted for approximately 15% and revenue attributed to our audio segment accounted for approximately 7%. Our digital segment now accounts for the majority of our revenues and we expect this to continue in future periods.

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

Highlights

During the third quarter of 2022, our consolidated revenue increased to $241.0 million from $199.0 million in the prior year period, primarily due to an increase in advertising revenue in our digital segment, an increase in political advertising revenue in our television and radio segments, and an increase in spectrum usage rights revenue in our television segment, partially offset by a decrease in local and national advertising revenue in our television segment, a decrease in national advertising revenue in our radio segment, and a decrease in retransmission consent revenue in our television segment.

Net revenue in our digital segment increased to $188.9 million for the three-month period ended September 30, 2022 from $146.1 million for the three-month period ended September 30, 2021. This increase of approximately $42.8 million, or 29%, in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business. Additionally, the increase in net revenue was attributable to our investment in Adsmurai during the third quarter of 2022 and our acquisition of 365 Digital during the fourth quarter of 2021, neither of which contributed to net revenue in the comparable period ended September 30, 2021.

Net revenue in our television segment decreased to $35.7 million for the three-month period ended September 30, 2022 from $36.5 million for the three-month period ended September 30, 2021. This decrease of approximately $0.8 million, or 2%, in net revenue was primarily due to decreases in local and national advertising revenue, and a decrease in retransmission consent revenue. These decreases were mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. The decrease was partially offset by increases in political advertising revenue and spectrum usage rights revenue.

Net revenue in our audio segment increased to $16.5 million for the three-month period ended September 30, 2022 from $16.4 million for the three-month period ended September 30, 2021. This increase of approximately $0.1 million in net revenue was primarily due to increases in political advertising revenue and local advertising revenue, partially offset by a decrease in national advertising revenue.

The Impact of the COVID-19 Pandemic on our Business

This section of this report should be read in conjunction with the rest of this item, “Forward-Looking Statements” and Notes to Consolidated Financial Statements appearing herein, for a more complete understanding of the impact of the COVID-19 pandemic on our business.

The COVID-19 pandemic had minimal impact on our business during the quarter ended September 30, 2022. Subject to the extent and duration of possible resurgences of the pandemic from time to time and the continuing uncertain economic environment that has resulted, in part, from the pandemic, we anticipate that the pandemic will continue to have little effect on our business, from both an operational and financial perspective, in future periods. Nonetheless, we remain cautious due to the unpredictable nature of the pandemic and its effects. We also cannot give any assurance whether a resurgence or more prolonged impact of the pandemic in any location where our operations have employees or operate would not adversely affect our operations.

We have elected to defer the employer portion of the social security payroll tax (6.2%) as provided in the Coronavirus Aid, Relief and Economic Security Act of 2020, commonly known as the CARES Act. The deferral was effective from March 27, 2020 through December 31, 2020. The deferred amount is considered to be timely paid if 50% is paid by December 31, 2021 and the remainder is paid by December 31, 2022. During the year ended December 31, 2021, we paid 50% of the deferred amount. We intend to pay the remainder of the deferred amount on or before December 31, 2022.

Because of unprecedented uncertainties regarding the extent and duration of the pandemic and the continuing economic disruption that has resulted from the pandemic, our results of operations for the quarter ended September 30, 2022 may not be indicative of our results of operations for any future period. We do not know how soon the global, U.S. and local economies will fully recover to pre-pandemic levels, and they may do so at different rates. Any resurgence of the pandemic; reimposition of lockdown, shelter-in-place, stay-at-home and similar orders; prolongation of the continuing economic disruption that has resulted from the pandemic; or permanent changes in consumer behavior, could adversely affect our business, results of operations and financial condition in future periods during the course of the pandemic, or beyond.

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

Under the network affiliation agreement, TelevisaUnivision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2022 and 2021, the amount we paid TelevisaUnivision in this capacity was $2.0 million and $2.1 million, respectively. During the nine-month periods ended September 30, 2022 and 2021, the amount we paid TelevisaUnivision in this capacity was $5.4 million and $6.0 million, respectively. These amounts were included in Direct Operating Expenses in our Condensed Consolidated Statements of Operations.

We also generate revenue under a marketing and sales agreement with TelevisaUnivision, which give us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver.

Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During the three-month periods ended September 30, 2022 and 2021, retransmission consent revenue accounted for $8.9 million and $9.1 million, respectively, of which $6.2 million and $6.4 million, respectively, relate to the TelevisaUnivision proxy agreement. During the nine-month periods ended September 30, 2022 and 2021, retransmission consent revenue accounted for $27.2 million and $28.1 million, respectively, of which $18.7 million and $19.7 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2, “The Company and Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Three- and Nine-Month Periods Ended September 30, 2022 and 2021

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2022	2021	Change	2022	2021	Change
Statements of Operations Data:
Net Revenue	$241,014	$199,008	21%	$659,881	$526,298	25%

Cost of revenue - digital	157,095	124,332	26%	431,951	318,118	36%
Direct operating expenses	30,086	28,583	5%	87,505	83,480	5%
Selling, general and administrative expenses	19,208	14,530	32%	53,022	41,489	28%
Corporate expenses	9,525	7,253	31%	26,769	21,756	23%
Depreciation and amortization	6,554	5,901	11%	19,212	16,159	19%
Change in fair value of contingent consideration	734	-	*	6,810	-	*
Impairment charge	-	166	(100)%	-	1,604	(100)%
Foreign currency (gain) loss	1,966	177	*	2,112	454	365%
Other operating (gain) loss	(58)	(2,431)	(98)%	(1,011)	(4,867)	(79)%
	225,110	178,511	26%	626,370	478,193	31%
Operating income (loss)	15,904	20,497	(22)%	33,511	48,105	(30)%
Interest expense	(3,055)	(1,714)	78%	(7,225)	(5,287)	37%
Interest income	788	12	*	1,916	235	715%
Dividend income	6	207	(97)%	20	211	(91)%
Realized gain (loss) on marketable securities	(473)	-	*	(473)	-	*
Income before income (loss) taxes	13,170	19,002	(31)%	27,749	43,264	(36)%
Income tax benefit (expense)	(4,080)	(5,118)	(20)%	(8,305)	(11,902)	(30)%
Net income (loss)	9,090	13,884	(35)%	19,444	31,362	(38)%
Net (income) loss attributable to redeemable noncontrolling interest	-	(1,753)	(100)%	-	(5,938)	(100)%
Net (income) loss attributable to noncontrolling interest	303	-	*	303	-	*
Net income (loss) attributable to common stockholders	$9,393	$12,131	(23)%	$19,747	$25,424	(22)%

Other Data:
Capital expenditures	4,221	1,321		7,629	3,949
Consolidated adjusted EBITDA (1)				66,566	55,177
Net cash provided by operating activities				78,142	53,780
Net cash provided by (used in) investing activities				(55,987)	19,315
Net cash used in financing activities				(85,657)	(9,363)

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

Because consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of September 30): 2022, 1.4 to 1; 2021, 1.6 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Nine-Month Period
	Ended September 30,
	2022	2021
Consolidated adjusted EBITDA	$66,566	$55,177
EBITDA attributable to redeemable noncontrolling interest	-	9,127
EBITDA attributable to noncontrolling interest	(5)	-
Interest expense	(7,225)	(5,287)
Interest income	1,916	235
Dividend income	20	211
Realized gain (loss) on marketable securities	(473)	-
Income tax expense	(8,305)	(11,902)
Amortization of syndication contracts	(348)	(357)
Payments on syndication contracts	304	354
Non-cash stock-based compensation included in direct operating expenses	(2,878)	(971)
Non-cash stock-based compensation included in corporate expenses	(5,117)	(2,329)
Depreciation and amortization	(19,212)	(16,159)
Change in fair value of contingent consideration	(6,810)	-
Impairment charge	-	(1,604)
Other operating gain (loss)	1,011	4,867
Net (income) loss attributable to redeemable noncontrolling interest	-	(5,938)
Net (income) loss attributable to noncontrolling interest	303	-
Net income (loss) attributable to common stockholders	19,747	25,424

Depreciation and amortization	19,212	16,159
Impairment charge	-	1,604
Deferred income taxes	(3,151)	8,348
Non-cash interest	1,076	451
Amortization of syndication contracts	348	357
Payments on syndication contracts	(304)	(354)
Non-cash stock-based compensation	7,995	3,300
Realized (gain) loss on marketable securities	473	-
(Gain) loss on disposal of property and equipment	(599)	(2,622)
Change in fair value of contingent consideration	6,810	-
Net income (loss) attributable to redeemable noncontrolling interest	-	5,938
Net income (loss) attributable to noncontrolling interest	(303)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	22,296	(15,894)
(Increase) decrease in prepaid expenses and other assets	(183)	2,267
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,725	8,802
Cash flows from operating activities	$78,142	$53,780

Consolidated Operations

Net Revenue. Net revenue increased to $241.0 million for the three-month period ended September 30, 2022 from $199.0 million for the three-month period ended September 30, 2021, an increase of approximately $42.0 million, or 21%. Of the overall increase, approximately $42.8 million was attributable to our digital segment and was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to our investment in Adsmurai during the third quarter of 2022 and our acquisition of 365 Digital during the fourth quarter of 2021, neither of which contributed to net revenue in the comparable period ended September 30, 2021. In addition, of the overall increase, approximately $0.1 million was attributable to our audio segment, primarily due to increases in political advertising revenue and local advertising revenue, partially offset by a decrease in national advertising revenue. The overall increase was partially offset by a decrease of approximately $0.8 million attributable to our television segment, primarily due to decreases in local and national advertising revenue, and a decrease in retransmission consent revenue. These decreases were mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. The decrease in our television segment revenue was partially offset by increases in political advertising revenue and spectrum usage rights revenue.

Net revenue increased to $659.9 million for the nine-month period ended September 30, 2022 from $526.3 million for the nine-month period ended September 30, 2021, an increase of approximately $133.6 million, or 25%. Of the overall increase, approximately $139.1 million was attributable to our digital segment and was primarily due to advertising revenue growth from our digital commercial partnerships business. In addition, the increase in net revenue in our digital segment was due to our investment in Adsmurai and our acquisition of 365 Digital during the third quarter of 2022 and fourth quarter of 2021, respectively, neither of which contributed to net revenue in the comparable period ended September 30, 2021, and due to our acquisition of MediaDonuts during the third quarter of 2021, which only partially contributed to net revenue in the comparable period ended September 30, 2021. Additionally, of the overall increase, approximately $2.1 million was attributable to our audio segment, primarily due to increases in political advertising revenue and local advertising revenue, partially offset by a decrease in national advertising revenue. The overall increase was partially offset by a decrease of approximately $7.7 million attributable to our television segment, primarily due to decreases in local and national advertising revenue, and a decrease in retransmission consent revenue. These decreases were mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. The decrease in our television segment revenue was partially offset by increases in political advertising revenue and spectrum usage rights revenue.

We believe that for the full year 2022, net revenue will increase, primarily as a result of growth in our digital segment and operating MediaDonuts and 365 Digital for a full year in 2022 compared to 2021, as well as the addition of VIEs to our results of operations beginning in the third quarter of 2022. In addition, we believe that for the full year 2022, net revenue will increase in part as a result of an increase in political advertising revenue compared to 2021. Political advertising revenue increased at an earlier time of year this year compared to previous mid-term election years, and we currently anticipate political advertising revenue will increase for most of the remainder of this fiscal year.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $157.1 million for the three-month period ended September 30, 2022 from $124.3 million for the three-month period ended September 30, 2021, an increase of $32.8 million, or 26%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to our investment in Adsmurai during the third quarter of 2022 and our acquisition of 365 Digital during the fourth quarter of 2021, neither of which incurred cost of revenue for us in the comparable period ended September 30, 2021. As a percentage of digital net revenue, cost of revenue decreased to 83% for the three-month period ended September 30, 2022 from 85% for the three-month period ended September 30, 2021.

Cost of revenue in our digital segment increased to $432.0 million for the nine-month period ended September 30, 2022 from $318.1 million for the nine-month period ended September 30, 2021, an increase of $113.9 million, or 36%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to our investment in Adsmurai and our acquisition of 365 Digital during the third quarter of 2022 and fourth quarter of 2021, respectively, neither of which incurred cost of revenue for us in the comparable period ended September 30, 2021, and due to our acquisition of MediaDonuts during the third quarter of 2021, which only partially incurred cost of revenue for us in the comparable period ended September 30, 2021. As a percentage of digital net revenue, cost of revenue remained constant at 84% for each of the nine-month periods ended September 30, 2022 and 2021.

Direct Operating Expenses. Direct operating expenses increased to $30.1 million for the three-month period ended September 30, 2022 from $28.6 million for the three-month period ended September 30 2021, an increase of $1.5 million, or 5%. Of the overall increase, approximately $1.8 million was attributable to our digital segment, primarily due to an increase in expenses associated with the increase in digital advertising revenue and due to our investment in Adsmurai during the third quarter of 2022 and our acquisition of 365 Digital during the fourth quarter of 2021, which did not incur direct operating expenses for us in the comparable period ended September 30, 2021. In addition, of the overall increase, approximately $0.3 million was attributable to our audio segment, primarily due to an increase in expenses associated with the increase in local advertising revenue. The overall increase was partially offset by a decrease of approximately $0.6 million that was attributable to our television segment, primarily due to a decrease in expenses associated with the decrease in local and national advertising revenue. As a percentage of net revenue, direct operating expenses decreased to 12% for the three-month period ended September 30, 2022 from 14% for the three-month period ended September 30, 2021, because the rate of increase in revenue exceeded the rate of increase in expenses.

Direct operating expenses increased to $87.5 million for the nine-month period ended September 30, 2022 from $83.5 million for the nine-month period ended September 30 2021, an increase of $4.0 million, or 5%. Of the overall increase, approximately $5.6 million was attributable to our digital segment, primarily due to an increase in expenses associated with the increase in digital advertising revenue. In addition, the increase in direct operating expenses in our digital segment was due to our investment in Adsmurai and our acquisition of 365 Digital during the third quarter of 2022 and fourth quarter of 2021, respectively, neither of which incurred direct operating expenses for us in the comparable period ended September 30, 2021, and due to our acquisition of MediaDonuts during the third quarter of 2021, which only partially incurred direct operating expenses for us in the comparable period ended September 30, 2021. In addition, of the overall increase, approximately $0.4 million was attributable to our audio segment, primarily due to an increase in expenses associated with the increase in local advertising revenue. The overall increase was partially offset by a decrease of approximately $2.0 million that was attributable to our television segment, primarily due to a decrease in expenses associated with the decrease in local and national advertising revenue. As a percentage of net revenue, direct operating expenses decreased to 13% for the nine-month period ended September 30, 2022 from 16% for the nine-month period ended September 30, 2021, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that for the full year 2022, direct operating expenses will increase, primarily as a result of growth in our digital segment and as a result of acquisitions and VIEs (see Notes 7 and 8 to Notes to Condensed Consolidated Financial Statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $19.2 million for the three-month period ended September 30, 2022 from $14.5 million for the three-month period ended September 30, 2021, an increase of $4.7 million, or 32%. Of the overall increase, approximately $4.0 million was attributable to our digital segment and was primarily due to increase in salary expense, our investment in Adsmurai during the third quarter of 2022 and our acquisition of 365 Digital during the fourth quarter of 2021, neither of which incurred selling, general and administrative expenses for us in the comparable period ended September 30, 2021. In addition, of the overall increase, approximately $0.5 million was attributable to our television segment, primarily due to an increase in rent expense and an increase in bad debt expense. Additionally, of the overall increase, approximately $0.1 million was attributable to our audio segment. As a percentage of net revenue, selling, general and administrative expenses increased to 8% for the three-month period ended September 30, 2022 from 7% for the three-month period ended September 30, 2021.

Selling, general and administrative expenses increased to $53.0 million for the nine-month period ended September 30, 2022 from $41.5 million for the nine-month period ended September 30, 2021, an increase of $11.5 million, or 28%. Of the overall increase, approximately $9.9 million was attributable to our digital segment and was primarily due to increase in salary expense. In addition, the increase in direct operating expenses in our digital segment was due to our investment in Adsmurai and our acquisition of 365 Digital during the third quarter of 2022 and fourth quarter of 2021, respectively, neither of which incurred selling, general and administrative expenses for us in the comparable period ended September 30, 2021, and due to our acquisition of MediaDonuts during the third quarter of 2021, which only partially incurred selling, general and administrative expenses for us in the comparable period ended September 30, 2021. In addition, of the overall increase, approximately $1.5 million was attributable to our television segment, primarily due to an increase in rent expense and an increase in bad debt expense. Additionally, of the overall increase, approximately $0.2 million was attributable to our audio segment. As a percentage of net revenue, selling, general and administrative expenses remained constant at 8% for each of the nine-month periods ended September 30, 2022 and 2021.

We believe that for the full year 2022, selling, general and administrative expenses will increase, primarily as a result of growth in our digital segment and as a result of acquisitions and VIEs (see Notes 7 and 8 to Notes to Condensed Consolidated Financial Statements).

Corporate Expenses. Corporate expenses increased to $9.5 million for the three-month period ended September 30, 2022 from $7.3 million for the three-month period ended September 30, 2021, an increase of $2.2 million or 31%. The increase was primarily due to increases in non-cash stock-based compensation and an increase in salaries. As a percentage of net revenue, corporate expenses remained constant at 4% for each of the three-month periods ended September 30, 2022 and 2021.

Corporate expenses increased to $26.8 million for the nine-month period ended September 30, 2022 from $21.8 million for the nine-month period ended September 30, 2021, an increase of $5.0 million or 23%. The increase was primarily due to increases in non-cash stock-based compensation and an increase in salaries. As a percentage of net revenue, corporate expenses remained constant at 4% for each of the nine-month periods ended September 30, 2022 and 2021.

We believe that corporate expenses will increase for the full year 2022 compared to 2021, primarily due to non-cash stock-based compensation expense and an increase in salaries.

Depreciation and Amortization. Depreciation and amortization increased to $6.6 million for the three-month period ended September 30, 2022 compared to $5.9 million for the three-month period ended September 30, 2021, an increase of $0.7 million or 11%. The increase was primarily attributable to amortization of the intangible assets from our investment in Adsmurai during the third quarter of 2022 and our acquisition of 365 Digital during the fourth quarter of 2021, neither of which incurred depreciation and amortization expenses for us in the comparable period ended September 30, 2021.

Depreciation and amortization increased to $19.2 million for the nine-month period ended September 30, 2022 compared to $16.2 million for the nine-month period ended September 30, 2021, an increase of $3.0 million or 19%. The increase was primarily attributable to amortization of the intangible assets from our investment in Adsmurai during the third quarter of 2022 and our acquisitions of MediaDonuts and 365 Digital during the third and fourth quarter of 2021, respectively, which only incurred partial, or did not incur, depreciation and amortization expenses for us in the comparable period ended September 30, 2021.

Foreign currency (gain) loss. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result, a portion of our revenues is denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, certain other Latin American currencies and various other currencies. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our digital business. We had a foreign currency loss of $2.0 million for the three-month period ended September 30, 2022 compared to a foreign currency loss of $0.2 million for the three-month period ended September 30, 2021. We had a foreign currency loss of $2.1 million for the nine-month period ended September 30, 2022 compared to a foreign currency loss of $0.5 million for the nine-month period ended September 30, 2021. Foreign currency gains and losses are primarily due to currency fluctuations that affected our digital segment operations located outside the United States. In our digital operations outside the United States, we typically pay our global media partners in U.S. dollars but bill certain of our customers in their local currency. Therefore, during times of a strengthening U.S. dollar relative to other currencies, we may incur a loss based on the difference in value between what we pay in U.S dollars and what we ultimately receive in a local currency, when expressed in U.S. dollars.

Other operating gain. Other operating gain decreased to $0.1 million for the three-month period ended September 30, 2022 from $2.4 million for the three-month period ended September 30, 2021, primarily due to gains on assets held for sale in the prior year period, and a decrease in gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017.

Other operating gain decreased to $1.0 million for the nine-month period ended September 30, 2022 from $4.9 million for the nine-month period ended September 30, 2021, primarily due to gains on assets held for sale in the prior year period, and a decrease in gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017.

Impairment. During the three-and nine-month periods ended September 30, 2021 we recorded impairment charges of $0.2 million and $1.6 million, respectively, related to assets held for sale.

Change in fair value of contingent consideration. As a result of changes in the fair value of contingent consideration related to our various acquisitions, we recognized an expense of $0.7 million and $6.8 million for the three- and nine-month periods ended September 30, 2022, respectively.

Operating income (loss). As a result of the above factors, operating income was $15.9 million for the three-month period ended September 30, 2022, compared to operating income of $20.5 million for the three-month period ended September 30, 2021.

As a result of the above factors, operating income was $33.5 million for the nine-month period ended September 30, 2022, compared to operating income of $48.1 million for the nine-month period ended September 30, 2021.

Interest Expense, net. Interest expense, net increased to $2.3 million for the three-month period ended September 30, 2022 from $1.7 million for the three-month period ended September 30, 2021. This increase was primarily due to a higher interest rate on our debt, partially offset by interest income on our available for sale securities. We anticipate that interest expense will continue to increase in future periods as long as interest rates increase, since our borrowings under the 2017 Credit Facility bear interest at a variable rate.

Interest expense, net increased to $5.3 million for the nine-month period ended September 30, 2022 from $5.0 million for the nine-month period ended September 30, 2021. This increase was primarily due to a higher interest rate on our debt, partially offset by interest income on our available for sale securities. We anticipate that interest expense will continue to increase in future periods as long as interest rates increase, since our borrowings under the 2017 Credit Facility bear interest at a variable rate.

Realized gain (loss) on marketable securities. For each of the three-and nine month periods ended September 30, 2022 we recorded a realized loss of $0.5 million, related to our available for sale securities.

Income Tax Benefit (Expense). Income tax expense for the nine-month period ended September 30, 2022 was $8.3 million, or 30% of our pre-tax income. Income tax expense for the nine-month period ended September 30, 2021 was $11.9 million, or 28% of our pre-tax income. The effective tax rate for the nine-month period ended September 30, 2022 was different from our statutory rate due to foreign and state taxes, a valuation allowance on deferred tax assets in our Spanish, Paraguay, Argentina and Mexico digital entities, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income

Our management periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are, or are not, realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets and the amount maintained in any such allowance is highly subjective and is based on many factors, several of which are subject to significant judgment calls.

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of certain of our digital operations located in Spain, Paraguay, Argentina and Mexico. As a result of historical losses from our digital operations in Spain, Paraguay, Argentina and Mexico, management has determined that it is more likely than not that deferred tax assets of approximately $2.1 million at September 30, 2022 will not be realized and therefore we have established a valuation allowance in that amount on those assets.

We intend to reinvest permanently our unremitted earnings in our foreign subsidiaries, and accordingly have not provided deferred tax liabilities on those earnings. We have not yet determined an estimate of the total amount of unremitted earnings.

Segment Operations

Digital

Net Revenue. Net revenue in our digital segment increased to $188.9 million for the three-month period ended September 30, 2022 from $146.1 million for the three-month period ended September 30, 2021. This increase of approximately $42.8 million, or 29%, in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business. Additionally, the increase in net revenue was attributable to our investment in Adsmurai during the third quarter of 2022 and our acquisition of 365 Digital during the fourth quarter of 2021, neither of which contributed to net revenue in the comparable period ended September 30, 2021.

Net revenue in our digital segment increased to $517.0 million for the nine-month period ended September 30, 2022 from $377.8 million for the nine-month period ended September 30, 2021. This increase of approximately $139.1 million, or 37%, in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business. In addition, the increase in net revenue in our digital segment was attributable to our investment in Adsmurai and our acquisition of 365 Digital during the third quarter of 2022 and fourth quarter of 2021, respectively, neither of which contributed to net revenue in the comparable period ended September 30, 2021, and due to our acquisition of MediaDonuts during the third quarter of 2021, which only partially contributed to net revenue in the comparable period ended September 30, 2021.

Cost of revenue. Cost of revenue in our digital segment increased to $157.1 million for the three-month period ended September 30, 2022 from $124.3 million for the three-month period ended September 30, 2021, an increase of $32.8 million, or 26%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to our investment in Adsmurai during the third quarter of 2022 and our acquisition of 365 Digital during the fourth quarter of 2021, neither of which incurred cost of revenue for us in the comparable period ended September 30, 2021. As a percentage of digital net revenue, cost of revenue decreased to 83% for the three-month period ended September 30, 2022 from 85% for the three-month period ended September 30, 2021.

Cost of revenue in our digital segment increased to $432.0 million for the nine-month period ended September 30, 2022 from $318.1 million for the nine-month period ended September 30, 2021, an increase of $113.9 million, or 36%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to our investment in Adsmurai and our acquisition of 365 Digital during the third quarter of 2022 and fourth quarter of 2021, respectively, neither of which incurred cost of revenue for us in the comparable period ended September 30, 2021, and due to our acquisition of MediaDonuts during the third quarter of 2021, which only partially incurred cost of revenue for us in the comparable period ended September 30, 2021.

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

Direct operating expenses. Direct operating expenses in our digital segment increased to $8.0 million for the three-month period ended September 30, 2022 from $6.2 million for the three-month period ended September 30, 2021, an increase of $1.8 million, or 29%. The increase was primarily due to an increase in expenses associated with the increase in digital advertising revenue and due to our investment in Adsmurai during the third quarter of 2022 and our acquisition of 365 Digital during the fourth quarter of 2021, neither of which incurred direct operating expenses for us in the comparable period ended September 30, 2021.

Direct operating expenses in our digital segment increased to $23.0 million for the nine-month period ended September 30, 2022 from $17.4 million for the nine-month period ended September 30, 2021, an increase of $5.6 million, or 32%. The increase was primarily due to an increase in expenses associated with the increase in digital advertising revenue. In addition, the increase in direct operating expenses was due to our investment in Adsmurai and our acquisition of 365 Digital during the third quarter of 2022 and fourth quarter of 2021, respectively, neither of which incurred direct operating expenses for us in the comparable period ended September 30, 2021, and due to our acquisition of MediaDonuts during the third quarter of 2021, which only partially incurred direct operating expenses for us in the comparable period ended September 30, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $11.0 million for the three-month period ended September 30, 2022 from $7.0 million for the three-month period ended September 30, 2021, an increase of $4.0 million, or 59%. The increase was primarily due to an increase in salary expense, our investment in Adsmurai during the third quarter of 2022 and our acquisition of 365 Digital during the fourth quarter of 2021, neither of which incurred selling, general and administrative expenses for us in the comparable period ended September 30, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $28.6 million for the nine-month period ended September 30, 2022 from $18.7 million for the nine-month period ended September 30, 2021, an increase of $9.9 million, or 53%. The increase was primarily due to an increase in salary expense, our investment in Adsmurai and our acquisition of 365 Digital during the third quarter of 2022 and fourth quarter of 2021, respectively, neither of which incurred selling, general and administrative expenses for us in the comparable period ended September 30, 2021, and due to our acquisition of MediaDonuts during the third quarter of 2021, which only partially incurred selling, general and administrative expenses for us in the comparable period ended September 30, 2021.

Television

Net Revenue. Net revenue in our television segment decreased to $35.7 million for the three-month period ended September 30, 2022 from $36.5 million for the three-month period ended September 30, 2021. This decrease of approximately $0.8 million, or 2%, in net revenue was primarily due to decreases in local and national advertising revenue, and a decrease in retransmission consent revenue. These decreases were mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. We expect retransmission consent revenue from these three markets will continue to decline over the next two years, at which point it will cease. The decrease was partially offset by increases in political advertising revenue and spectrum usage rights revenue. Political advertising revenue increased at an earlier time of year this year compared to previous mid-term election years, and we currently anticipate political advertising revenue will increase for most of the remainder of this fiscal year.

Net revenue in our television segment decreased to $98.9 million for the nine-month period ended September 30, 2022 from $106.6 million for the nine-month period ended September 30, 2021. This decrease of approximately $7.7 million, or 7%, in net revenue was primarily due to decreases in local and national advertising revenue, and a decrease in retransmission consent revenue. These decreases were mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. We expect retransmission consent revenue from these three markets will continue to decline over the next two years, at which point it will cease. The decrease was partially offset by increases in political advertising revenue and spectrum usage rights revenue. Political advertising revenue increased at an earlier time of year this year compared to previous mid-term election years, and we currently anticipate political advertising revenue will increase for most of the remainder of this fiscal year.

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

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $14.9 million for the three-month period ended September 30, 2022 from $15.6 million for the three-month period ended September 30, 2021, a decrease of approximately $0.6 million, or 4%. The decrease was primarily due to a decrease in expenses associated with the decrease in local and national advertising revenue.

Direct operating expenses in our television segment decreased to $43.7 million for the nine-month period ended September 30, 2022 from $45.7 million for the nine-month period ended September 30, 2021, a decrease of approximately $2.0 million, or 4%. The decrease was primarily due to a decrease in expenses associated with the decrease in local and national advertising revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.1 million for the three-month period ended September 30, 2022 from $4.6 million for the three-month period ended September 30, 2021, an increase of approximately $0.5 million, or 10%. The increase was primarily due to an increase in rent expense and an increase in bad debt expense.

Selling, general and administrative expenses in our television segment increased to $15.3 million for the nine-month period ended September 30, 2022 from $13.8 million for the nine-month period ended September 30, 2021, an increase of approximately $1.5 million, or 10%. The increase was primarily due to an increase in rent expense and an increase in bad debt expense.

Audio

Net Revenue. Net revenue in our audio segment increased to $16.5 million for the three-month period ended September 30, 2022 from $16.4 million for the three-month period ended September 30, 2021. This increase of approximately $0.1 million in net revenue was primarily due to increases in political advertising revenue and local advertising revenue, partially offset by a decrease in national advertising revenue. Political advertising revenue increased at an earlier time of year this year compared to previous mid-term election years, and we currently anticipate political advertising revenue will increase for most of the remainder of this fiscal year.

Net revenue in our audio segment increased to $44.0 million for the nine-month period ended September 30, 2022 from $41.9 million for the nine-month period ended September 30, 2021. This increase of approximately $2.1 million, or 5%, in net revenue was primarily due to increases in political advertising revenue and local advertising revenue, partially offset by a decrease in national advertising revenue. Political advertising revenue increased at an earlier time of year this year compared to previous mid-term election years, and we currently anticipate political advertising revenue will increase for most of the remainder of this fiscal year.

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

Direct Operating Expenses. Direct operating expenses in our audio segment increased to $7.1 million for the three-month period ended September 30, 2022 from $6.8 million for the three-month period ended September 30, 2021, an increase of $0.3 million, or 5%. The increase was primarily due to an increase in expenses associated with the increase in local advertising revenue.

Direct operating expenses in our audio segment increased to $20.8 million for the nine-month period ended September 30, 2022 from $20.4 million for the nine-month period ended September 30, 2021, an increase of $0.4 million, or 2%. The increase was primarily due to an increase in expenses associated with the increase in local advertising revenue

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our audio segment increased to $3.1 million for the three-month period ended September 30, 2022 from $3.0 million for the three-month period ended September 30, 2021, an increase of $0.1 million.

Selling, general and administrative expenses in our audio segment increased to $9.2 million for the nine-month period ended September 30, 2022 from $9.0 million for the nine-month period ended September 30, 2021, an increase of $0.2 million.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income attributable to common stockholders of $29.3 million for the year ended December 31, 2021, and net losses attributable to common stockholders of $3.9 million and $19.7 million for the years ended December 31, 2020 and 2019, respectively. We had positive cash flow from operations of $65.3 million, $63.4 million and $31.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. We had positive cash flow from operations of $78.1 million for the nine-month period ended September 30, 2022. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $121.6 million, and available for sale marketable securities in the additional amount of $43.2 million, as of September 30, 2022. Our liquidity is not materially impacted by the amounts held in accounts outside the United States.

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

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of September 30, 2022, the interest rate on our Term Loan B was 5.27%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

The carrying amount of the Term Loan B Facility as of September 30, 2022 was $208.6 million, net of $1.4 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of September 30, 2022 was $205.3 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

In the three-month period ended September 30, 2022, we did not repurchase any shares of our Class A common stock. As of September 30, 2022, we have repurchased a total of 1.8 million shares of our Class A common stock under the new share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of September 30, 2022.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $66.6 million for the nine-month period ended September 30, 2022 compared to $55.2 million for the nine-month period ended September 30, 2021. As a percentage of net revenue, consolidated adjusted EBITDA remained constant at 10% for each of the nine-month periods ended September 30, 2022 and 2021.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of September 30): 2022, 1.4 to 1; 2021, 1.6 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 38.

Cash Flow

Net cash flow provided by operating activities was $78.1 million for the nine-month period ended September 30, 2022 compared to net cash flow provided by operating activities of $53.8 million for the nine-month period ended September 30, 2021. We had net income of $19.4 million for the nine-month period ended September 30, 2022, which included non-cash items such as deferred income taxes of $3.2 million, depreciation and amortization expense of $19.2 million, change in fair value of contingent consideration of $6.8 million, non-cash stock-based compensation of $8.0 million, and gain on disposal of property and equipment of $0.6 million. We had net income of $31.4 million for the nine-month period ended September 30, 2021, which included non-cash items such as deferred income taxes of $8.3 million, depreciation and amortization expense of $16.2 million, non-cash stock-based compensation of $3.3 million, and impairment loss of $1.6 million. We expect to have positive cash flow from operating activities for the 2022 year.

Net cash flow used in investing activities was $56.0 million for the nine-month period ended September 30, 2022, compared to net cash flow provided by investing activities of $19.3 million for the nine-month period ended September 30, 2021. During the nine-month period ended September 30, 2022, we spent $92.5 million on purchases of marketable securities, spent $7.9 million in net capital expenditures, spent $5.2 million on investments in VIEs, net of cash consolidated, received $46.9 million from the sale of marketable securities, and received $2.7 million from the sale of property and equipment and intangibles. During the nine-month period ended September 30, 2021, we had proceeds of $27.8 million from the maturity of marketable securities and proceeds of $9.4 million from the sale of property and equipment and intangibles, and we spent $12.8 million on the acquisition of MediaDonuts net of cash acquired, $4.3 million in net capital expenditures, and $0.8 million on purchase of investments. We anticipate that our capital expenditures will be approximately $12.0 million during the full year 2022. Of this amount, we expect that approximately $2.0 million will be reimbursed in connection with our new office lease. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $85.7 million for the nine-month period ended September 30, 2022, compared to net cash flow used in financing activities of $9.4 million for the nine-month period ended September 30, 2021. During the nine-month period ended September 30, 2022, we made payments of contingent consideration of $65.3 million, dividend payments of $6.4 million, debt payments of $2.5 million, payments for taxes related to shares withheld for share-based compensation plans of $0.3 million, spent $11.3 million for the repurchase of Class A common stock, and received $0.2 million related to the issuance of common stock upon the exercise of stock options. During the nine-month period ended September 30, 2021, we made dividend payments of $6.4 million, principal debt repayments of $2.3 million, payments for financing costs of $0.6 million, payments for taxes related to shares withheld for share-based compensation plans of $0.5 million, and received $0.4 million related to the issuance of common stock upon the exercise of stock options.

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

Additionally, we are dependent upon one single global media company for the majority of our consolidated revenue, which amounted to approximately 49% and 51% of our consolidated revenue for the three- and nine-month periods ended September 30, 2022, respectively. We expect that dependence will continue. The loss of all or a substantial part of that revenue could have a significant impact on our liquidity and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of September 30, 2022, we had $210.0 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the Eurodollar were to increase by a hypothetical 100 basis points, or one percentage point, from its September 30, 2022 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.1 million based on the outstanding balance of our term loan as of September 30, 2022.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, certain other Latin American currencies and various other currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2022 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are primarily denominated in U.S. Dollars. In addition, certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, such as Spain, Latin American countries and other countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

Based on recent inflation trends, the economy in Argentina has been classified as highly inflationary. As a result, we applied the guidance in ASC 830 by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates (see Note 2 to Notes to Condensed Consolidated Financial Statements).

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

In the three-month period ended September 30, 2022, we did not repurchase any shares of our Class A common stock. As of September 30, 2022, we have repurchased a total of 1.8 million shares of our Class A common stock under the new share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of September 30, 2022.

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

Date: November 4, 2022