Form 10-K
period 2022-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2023-03-16
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Emerging growth company	☐

Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 was approximately $310,382,246 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 13, 2023, there were 78,356,490 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 0 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders scheduled to be held on June 1, 2023 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
•
provisions of our debt instruments, including the agreement dated as of November 30, 2017, as amended as of April 30, 2019 and further amended as of June 4, 2021, or the 2017 Credit Agreement, which governs our current credit facility, or the 2017 Credit Facility, the terms of which restrict certain aspects of the operation of our business;
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
•
the impact of existing and possible additional legislative and/or regulatory action, in various jurisdictions around the world, with respect to the digital media and digital advertising industries;
•
the impact of possible legislative and/or regulatory action, in various jurisdictions around the world, with respect to artificial intelligence, or AI, and/or similar technologies, which we use in our digital operations;
•
the impact of existing and possible additional legislative and/or regulatory action, as well as evolving industry standards and controls, on data privacy; the collection and use of personally identifying information; or PII; and other protections for online users of Internet-connected devices;
•
the ability to integrate successfully recently acquired businesses, primarily those in our digital segment, into our operations;
•
the ability of management to oversee the rapid global expansion of our digital operations;
•
the ability to hire and retain qualified personnel to manage the day-to-day operations of our digital properties throughout the world, as well as local management to establish and maintain internal financial and reporting systems that are of the type required of U.S. public companies;
•
cancellations or reductions of advertising due to the then current economic environment or otherwise;
•
changes in advertising rates due to the then-current economic environment or otherwise;
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
•
subject to restrictions contained in the 2017 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets or businesses with our existing operations;
•
industry-wide market factors and regulatory and other developments affecting our operations;
•
the ability to manage our growth effectively, including having adequate personnel and other resources for both operational and administrative functions;
•
general economic uncertainty, whether as a result of the COVID-19 pandemic or otherwise;
•
current and longer-term economic and other impacts of the COVID-19 pandemic on our operations, results of operations and financial condition, including without limitation our advertisers’ response to the pandemic and resulting economic disruptions caused as a result of the pandemic;
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
•
legal, political and other risks associated with our rapidly expanding operations located outside the United States; and
•
the effect of changes in broadcast transmission standards by the Advanced Television Systems Committee's 3.0 standard (“ATSC 3.0”), as they are being adopted in the broadcast industry and as they may impact our ability to monetize our spectrum assets; and

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 38 below.

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

We provide digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four business units:

•
our digital commercial partnerships business;
•
Smadex, our programmatic ad purchasing platform;

•
our mobile growth solutions business; and
•
our digital audio business.

Through our digital commercial partnerships business – the largest of our digital business units – we act as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies we represent include Meta Platforms, or Meta (formerly known as Facebook Inc.), Twitter, Inc., or Twitter, ByteDance Ltd., or ByteDance, which owns the TikTok platform, and Spotify AB, or Spotify, as well as other media companies, in 40 countries throughout the world. Our dedicated local sales teams sell advertising space on these media companies' digital platforms to our advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. We also provide some of these customers billing, technological and other support services, including strategic marketing and training, which we refer to as managed services.

Smadex is our programmatic ad purchasing platform, on which advertisers can purchase ad inventory. This practice – the purchase and sale of advertising inventory electronically – is referred to in our industry as programmatic advertising. Smadex is also a “demand-side platform”, which allows advertisers to purchase space from online marketplaces on which media companies list their advertising inventory. Most advertisements acquired through Smadex are placed on mobile devices, but they may also be placed on computers and Internet-connected televisions. We also provide managed services to some of our advertising customers in connection with their use of our Smadex platform.

We also offer a mobile growth solutions business, which provides managed services to advertisers looking to connect with consumers, primarily on mobile devices. This business allows us to manage programmatic media buys for our advertising customers or their ad agencies through multiple ad purchasing platforms in real time across multiple channels.

Our digital audio business provides digital audio advertising solutions for advertisers in the Americas. Our advertising customers and their ad agencies use these solutions to promote their brands on online audio streams, and provides them with tools to target specific users by demographic and geographic categories.

We also have a diversified media portfolio that targets Hispanic audiences. We own and/or operate 49 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. Our television operations comprise the largest affiliate group of both the top-ranked Univision television network and TelevisaUnivision’s UniMás network, with television stations in 14 of the nation’s top 50 U.S. Hispanic markets. According to TelevisaUnivision, which uses viewing data from Nielsen Holdings plc, or Nielsen, TelevisaUnivision’s primary Univision network is among the most-watched broadcast television networks among U.S. Hispanics, and delivered multiple top rated programs during the 2022 calendar year. TelevisaUnivision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours. For a more complete discussion of our relationship with TelevisaUnivision, please see “Television – Our Relationship with TelevisaUnivision” and “Television – Television Programming” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”; and for a discussion of various risks related to our relationship with TelevisaUnivision, please see “Risk Factors.”

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

Historically, through our television and audio segments, we focused primarily on the U.S. Hispanic market, and our television and audio segments continue to focus on this core consumer. Additionally, with the growth of our digital segment, we now also focus on advertisers attempting to reach online users throughout the world. We have relied historically on TelevisaUnivision as one of the key strategic partners in our business and TelevisaUnivision remains our primary strategic relationship in our television segment. As our digital segment has grown, we now also rely significantly on global and other media companies as strategic partners. We expect that our digital operations will continue to grow and become an increasingly larger focus of our attention in terms of operational and growth strategies, including our acquisition strategy; commercial and strategic partnerships, meeting customer expectations; and contribution to our revenue and results of operations.

In our digital segment, we generate revenue primarily from sales of advertising that are placed by our advertising customers or their ad agencies on the digital platforms of third-party media companies for which we act as commercial partner or placed directly with online digital marketplaces through our Smadex platform. In our television segment, we generate revenue primarily from sales of national and local advertising time on television stations, retransmission consent agreements that are entered into with multichannel video programming distributors, or MVPDs, and agreements associated with our television stations’ spectrum usage rights. In our audio segment, we generate revenue primarily from sales of national and local advertising time on radio stations. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers.

In our digital segment, we recognize advertising revenue when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television applications, or apps, of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. In our television and audio segments, we recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers across any of our operations and, consequently, they may cancel, reduce or postpone orders without penalties. In our television and audio segments, we pay commissions to agencies for local and national advertising. For contracts we have entered into directly with agencies, we record net revenue from these agencies.

In our television segment, we refer to the revenue generated by agreements with MVPDs as retransmission consent revenue, which represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We recognize retransmission consent revenue earned as the television signal is delivered to an MVPD.

In our digital segment, net revenue generally increases in each fiscal quarter over the course of the year. Our television and audio segments experience seasonal revenue fluctuations, which are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year, and our second and third fiscal quarters generally produce the highest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.), and, to a lesser degree, Congressional mid-term election years (2018, 2022, etc.), resulting from increased political advertising in those years compared to other years. In addition, revenue from political advertising can be affected by such factors as actual or perceived competitiveness of races in the markets we serve, which we experienced in 2022, despite its being a Congressional mid-term election, resulting in record revenue from political advertising for us. Advertising revenue in our audio segment is also generally higher during years when we broadcast the FIFA World Cup on our radio stations (2018, 2022, etc.).

Our licenses from the Federal Communications Commission, or FCC, grant us spectrum usage rights within each of the television markets in which we operate. These spectrum usage rights give us the authority to broadcast our stations’ over-the-air television signals to our viewers. We regard these rights as a valuable asset. We generate revenue from agreements associated with these television stations’ spectrum usage rights from a variety of sources, including but not limited to agreements with third parties to utilize spectrum for the broadcast of their multicast networks; charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with our broadcasting operations; and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements. We recognize revenue generated by such agreements is recognized over the period of the agreement or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference. In addition, subject to certain restrictions contained in our 2017 Credit Agreement, we will consider strategic acquisitions of television stations to further this strategy from time to time, as well as additional monetization opportunities expected to arise as the television broadcast industry implements the standards contained in ATSC 3.0.

Our net revenue for the year ended December 31, 2022 was approximately $956.2 million. Of this amount, revenue generated by our digital segment accounted for approximately 78%, revenue generated by our television segment accounted for approximately 15%, and revenue generated by our audio segment accounted for approximately 7% of total revenue. We anticipate that revenue generated by our digital segment, both in absolute dollars and as a percentage of total revenue, will continue to grow in future periods.

In our digital segment, our primary expense is cost of revenue, which consists primarily of the costs of online media acquired from the media companies for which we act as commercial partner or purchased directly from online digital marketplaces through our Smadex platform, as well as third party server costs. Our primary expenses in our television and audio segments, and a secondary expense in our digital segment, is employee compensation, including commissions paid to our sales staff and amounts paid to our national sales representative firms, as well as expenses for general and administrative functions, promotion and selling, engineering, marketing, and local programming.

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

•
Significant and Growing Digital Advertising Industry. The global digital advertising business continues to grow year-over-year at a rapid pace. According to eMarketer, global digital advertising spending was expected to reach an estimated $567 billion in 2022 and grow to an estimated $836 billion by 2026. Moreover, the percentage of digital advertising spending worldwide as a function of total advertising spending is expected to increase from 65 percent of total advertising spending in 2022 to 73 percent of total advertising spending in 2026.
•
Global Internet Use Growth. Our digital segment targets advertising customers worldwide, with a focus on advertisers or their ad agencies in emerging economies throughout the world, primarily in Latin America, Asia and Africa. Our focus on emerging economies provides an opportunity to engage the growing population of Internet users in those areas. In Latin America, Asia-Pacific (not including China) and the Middle East and Africa, three regions in which we have expanded, digital ad spending is expected to increase from $94 billion in 2022 to $127 billion in 2025 – representing nearly 35% growth.
•
Commercial Partnerships with Global Digital Media Companies. We have commercial partnership agreements, some of which are exclusive, to act as commercial partner for primarily global media companies whose platforms provide our advertising customers or their ad agencies a global reach to online users across a wide range of Internet-connected devices. Meta, the commercial partner from which we derive most of our revenue, alone reported an estimated $114 billion in advertising revenue for 2022. That amount represents 20% of the estimated $567 billion in global digital advertising spending in 2022. According to Kepios, of the six social media platforms that each claim one billion or more monthly active users, three of the six platforms are owned by Meta (Facebook, WhatsApp and Instagram) and another is owned by ByteDance, one of our other significant commercial partners (TikTok). Moreover, according to Sensor Tower, Meta and ByteDance together are two out of the top three media companies worldwide in terms of downloads.
•
Capture Mobile Expansion. Our global digital advertising solutions also target the growing number of mobile device users worldwide. According to eMarketer, there were an estimated 3.5 billion smartphone users worldwide in 2022, which is expected to grow to an estimated 3.9 billion smartphone users by 2026. Global digital spend on mobile advertising was expected to be an estimated $424 billion in 2022 and reach an estimated $634 billion in 2026, which is 76% of all digital advertising in 2025. Additionally, according to SensorTower, global mobile app downloads are expected to increase from 148 billion in 2022 to 181 billion in 2026.
•
Embrace Advertising Technology. Our global digital end-to-end advertising solutions include our Smadex platform, which enables advertising customers to electronically purchase advertising inventory from online marketplaces where media companies list advertising inventory and directly manage data-driven advertising campaigns. This practice – the purchase and sale of advertising inventory electronically – is referred to as programmatic advertising. Global spending on programmatic advertising spending is expected to expand by $314 billion between 2021 and 2026, according to Technavio, which is a year-over-year growth rate of nearly 16%.

For our television and audio segments, our strategy is to reach Hispanic audiences primarily in the United States and along or near the United States/Mexico border. We own and/or operate media properties in 13 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we own and/or operate media properties in 8 of the 15 fastest-growing markets. We believe that targeting the U.S. Hispanic market will continue to translate into revenue growth in the future, including for the following reasons:

•
U.S. Hispanic Population Growth. Our television and audio audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. More than 62 million Hispanics live in the United States, accounting for approximately 19% of the total U.S. population, according to the U.S. Census Bureau. The overall Hispanic population is growing at eight times the rate of the non-Hispanic population and is expected to grow to 70 million, or approximately 20% of the total U.S. population, by 2027. Approximately 57% of the estimated future growth in the U.S. population from 2020 to 2026 is expected to come from the Hispanic community.
•
Spanish-Language Use. Approximately 77% of Hispanics age five and over in the United States speak some Spanish, while approximately 64% of U.S. Hispanics age five and over are bilingual and 32% are Spanish dominant, according to Geoscape, a business unit of Claritas LLC, or Geoscape.
•
Increasing U.S. Hispanic Buying Power. The U.S. Hispanic population was projected to account for total consumer expenditures of about $1.2 trillion in 2022, according to Claritas. With an average expected household income of $84,000 in 2022, Hispanic household income is growing at a faster rate than non-Hispanic household income and is projected to reach an aggregate of $1.9 trillion in 2027.

•
Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We also believe that the larger average size and younger median age of Hispanic households (averaging 3.2 persons and 30.6 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 43.5 years of age) lead Hispanics to spend more per household in many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average non-Hispanic U.S. household, the average U.S. Hispanic household spends 2% more per year than the average U.S. non-Hispanic household on food at home,12% more on quick service restaurants, 30% more on children’s clothing, 46% more on footwear, 22% more on soaps and detergents and 18% more on cellular phone services. We expect U.S. Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.
•
Spanish-Language Advertising. According to Nielsen, over $11.1 billion of total advertising expenditures in the United States were placed with Spanish-language media in 2022.

We seek to increase our revenue through the following strategies for our digital segment:

Target Strategic Acquisitions and Investments. We have grown our digital segment through the acquisition of several digital advertising companies, as well as organically, over the last several years. We believe that these acquisitions, and their integration into our operations, are key to the growth of our digital segment. We intend to continue to evaluate opportunities to acquire complementary businesses that are consistent with our overall growth strategy, continuing to focus primarily on emerging economies. We believe that our knowledge of, and experience with, the global digital advertising solutions business will enable us to identify potential acquisitions of digital assets or businesses. However, we are currently subject to certain limitations on acquisitions under the terms of the 2017 Credit Agreement. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below.

Strengthen and Grow Existing and New Media Company Relationships. Over the past two years, we have built commercial partnerships with several of the world's largest media companies, and other media companies, all of which have a strong presence in emerging economies. We believe that these relationships can be enhanced by continuing to provide best-in-class local service to these media companies that wish to sell advertising space on their owned and operated digital platforms. In turn, we believe that the value-added sales services, including managed services, we provide locally, backed by a sophisticated financial and accounting operation managed from the United States, have the potential to lead to broader relationships with the global and other media companies for which we currently act as commercial partner as well as new relationships with other media companies.

Develop Best-in-Class Advertising Technology. We continue to invest in our programmatic advertising technology, primarily our Smadex programmatic ad purchasing platform. Smadex uses AI to give advertisers or their ad agencies a real-time bidding engine that allows them to manage direct purchase of advertising on digital platforms owned and operated by global and other media companies, in order to reach online users across a range of Internet-connected devices. As digital advertising continues to move more to a programmatic model, which relies heavily on technology, we intend to make appropriate investments to keep up with technological innovations and changes.

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

Our television operations comprise the largest affiliate group of both TelevisaUnivision's top-ranked Univision primary television network and TelevisaUnivision’s UniMás network. TelevisaUnivision reports that Univision continued its strong ratings performance as the only major broadcast network to deliver ratings and audience growth for the 2021/2022 broadcast season. UniMás is among the leading Spanish-language broadcast television networks. TelevisaUnivision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, seven days a week, including a prime time schedule on its primary Univision network of substantially all first-run programming throughout the year. We believe that the breadth and diversity of TelevisaUnivision’s programming, combined with our local news and community-oriented segments, provide us with an advantage over other Spanish-language and English-language media in reaching U.S. Hispanic viewers. We design our local content in an effort to meet the needs of our communities and brand each of our stations as the best source for relevant community information that accurately reflects local interests and needs.

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

Develop Local Content, Programming and Community Involvement. We believe that local content and service to the community in each of our markets is an important part of building our brand identity and providing meaningful local service within those markets. By combining our local news, local content and quality network programming, we believe that we have a significant competitive advantage. We also believe that our active community involvement, including station remote broadcasting appearances at customer events and concerts and tie-ins to major events, helps to build company and station awareness and identity as well as viewer and listener loyalty. We also promote civic involvement and inform our listeners and viewers of significant developments affecting their communities.

Distribute News and Other Content Across Our Television, Radio and Digital Properties. We develop our own Emmy® award-winning news, entertainment and lifestyle content. We distribute this content across our television and radio stations and their related digital properties, including four local news websites. In addition, through the Entravision Audio Network, we syndicate, distribute and sell radio programs including “Erazno y La Chokolata”, “El Show de Piolin”, “The Shoboy Show” and“El Show de Alex ‘El Genio’ Lucas” across a network of more than 300 radio stations, which includes our radio stations, as well as other radio stations that we do not own or operate, in more than 100 markets throughout the United States. We also broadcast, on an exclusive basis, and syndicate, National Football League, or NFL, games, including Sunday Night Football, Monday Night Football, and the NFL playoffs, including the Super Bowl, in Spanish, on 15 radio stations. Through our partnership with Fútbol de Primera, we also broadcast on 15 radio stations a weekly soccer show, Mexican National Soccer team matches, and, in November and December 2022, the 2022 FIFA World Cup.

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

Acquisition and Disposition Strategies

Historically, our acquisition strategy was focused on increasing our television and radio broadcasting presence in those markets in which we already competed, as well as expanding our operations into U.S. Hispanic markets where we did not own properties. We targeted fast-growing and high-density U.S. Hispanic markets. These included many markets in the southwestern United States, including Texas, California and various other markets along or near the United States/Mexico border. However, in recent years, in order to enhance our product portfolio in our digital segment, we have focused our strategy more on acquisitions of high-growth digital advertising companies in new markets for us, primarily in emerging economies, in Asia and Africa, in addition to emerging economies where we already had a presence, such as Latin America, as well as Europe.

We plan to continue to evaluate opportunities to make future acquisitions as opportunities present themselves, primarily internationally, and particularly digital advertising companies. Additionally, we would consider acquiring spectrum assets with high potential for future monetization, and additional media properties in markets that would enhance our overall offerings.

We are subject to certain limitations on acquisitions under the terms of the 2017 Credit Agreement. We cannot at this time determine the effect that these limitations may have on our acquisition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

We also periodically review our portfolio of media properties and, from time to time, have divested assets where we do not see the opportunity to grow to scale or for other considerations. We are also subject to certain limitations on divestitures under the terms of the 2017 Credit Agreement. We cannot at this time determine the effect that these limitations may have on our disposition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Digital

With a presence on five continents and personnel located in 40 countries, we provide integrated, end-to-end digital advertising solutions that allow advertisers to reach online users worldwide, through operations that are located in Latin America, Europe, the United States, Asia and Africa.

Our Solutions and Technology Platform

We have developed a suite of end-to-end digital advertising solutions, both organically and as a result of a series of acquisitions:

•
In 2017, we acquired a series of companies headquartered in Barcelona and Buenos Aires that now comprise our mobile growth solutions business.
•
In 2018, we acquired the Smadex business, which owns a programmatic ad purchasing platform.
•
In 2020, we acquired 51 percent of Cisneros Interactive, a Miami-based business that has commercial partnerships with global media companies, including Meta and Spotify, in Latin America. We acquired the remaining 49 percent of Cisneros Interactive in October 2021. Cisneros Interactive also includes Audio.Ad, which is a digital audio business in Latin America.
•
In July 2021, we acquired MediaDonuts, a Singapore-based business that has commercial partnerships with global media companies, including ByteDance and Twitter, in Southeast Asia.
•
In November 2021, we acquired 365 Digital, a business in Cape Town that has an exclusive commercial partnership with ByteDance in South Africa.
•
In August 2022, we made an investment in exchange for approximately 15 percent of the issued and outstanding shares of stock of Jack of Digital, a digital marketing services company that serves as the exclusive advertising sales partner of ByteDance in Pakistan.

We provide end-to-end digital advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four business units:

•
our digital commercial partnerships business;
•
Smadex, our programmatic ad purchasing platform;
•
our mobile growth solutions business; and
•
our digital audio business.

Our digital advertising solutions allow advertisers to design their advertising campaigns with the specific characteristics on which the advertising campaign is intended to focus, thereby reaching those online users that the advertiser identifies as high-quality and valuable. These solutions include “awareness”, by which advertisers broadly reach users of certain specific demographics for a particular advertising campaign; “acquisition”, by which advertisers directly attract new online customers in a more targeted way than awareness; and “retargeting”, by which advertisers target online users who have previously shown interest in the advertiser’s products or services but have not yet become a customer. This approach contrasts with advertising on traditional media, such as print, where an advertising campaign reaches every person accessing that medium, regardless of their individual characteristics or which characteristics are identified by the advertiser to be most valuable to it in the advertising campaign.

Digital Commercial Partnerships

Our largest digital business unit is our digital commercial partnerships business, in which we act as an intermediary between primarily global media companies and advertising customers or their ad agencies. Through local sales teams that are dedicated to these media companies, we have commercial partnerships in 30 countries worldwide. We have contractual relationships, some of which are exclusive, with these media companies, to sell their digital advertising inventory on the digital platforms that they own and operate in certain countries. We then sell this advertising inventory to our advertising customers or their ad agencies. We seek to identify and enter into commercial partnership agreements with media companies that own and operate platforms featuring premium digital content and having global audience reach, growth, composition and accessibility, across a wide range of Internet-connected devices, to achieve the objectives of our advertising customers or their ad agencies.

Typically, when we have a contractual relationship with a media company to act as its commercial partner, in the course of purchasing digital advertising a prospective advertiser would reach our dedicated local sales teams to purchase advertising inventory on the digital platform owned and operated by that media company. The services we offer can be either self-service, which means the customer drives the ad purchasing function using our dedicated sales team to process the purchase, or managed, which means our sales team provides greater input in the design and implantation of an advertising campaign, for a more customized experience for the advertiser.

Managed services include a range of related, additional business services, including:

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

In Latin America, where we have the largest footprint of our digital commercial partnerships business, we are Meta's only authorized commercial partner, representing it in 11 countries. We also serve as Meta's only authorized commercial partner in Ghana, Iceland and Mongolia. Additionally, we serve as Spotify's exclusive commercial partner in 16 Latin American countries, as well as Thailand. For ByteDance, we serve as an exclusive commercial partner in South Africa, a non-exclusive commercial partner in six countries in Asia, and an exclusive partner in Pakistan. We also serve Twitter as an exclusive commercial partner in three countries in Southeast Asia.

Programmatic Ad Purchasing Platform

Our end-to-end digital advertising solutions include Smadex, our programmatic ad purchasing platform, which is also known in our industry as a "demand-side” platform. This kind of platform enables our advertising customers or their ad agencies to purchase advertising electronically and manage data-driven advertising campaigns via global online marketplaces where media companies aggregate their advertising inventory. This practice – the purchase and sale of advertising inventory electronically – is referred to in our industry as programmatic advertising. Programmatic advertising, in addition to being automated, is intended to enable more precise audience targeting of online users in advertising campaigns because of the aggregation, analysis and use of data about the online users who are the targets of the advertising campaigns. Most advertisements acquired through the Smadex platform are placed on mobile devices, but may also be placed on computers and Internet-connected televisions. The services we offer can be either self-service or managed services.

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

Mobile Growth Solutions

Our mobile growth solutions business provides our advertising customers or their ad agencies with opportunities to reach users of mobile devices through managed services in 40 countries. Our sales teams have in-depth knowledge of the complex mobile app marketing ecosystem, and work with our customers to design and execute mobile advertising marketing plans. These marketing plans are tailored to our customers' needs, and enable our customers to reach their target audiences.

We manage programmatic media buys through multiple ad purchasing platforms in real time across multiple channels. Customers choose to reach audiences primarily through two kinds of advertising: brand advertising and performance-based advertising. Brand advertising is generally intended to establish a long-term, positive consumer attitude toward an advertiser or its products or services, and such advertisers typically measure campaign effectiveness using metrics such as reach (how many consumers within the advertiser’s target audience were exposed to the advertisement) and frequency (how many times the consumer within the target audience was exposed to the advertisement). Performance-based advertising is generally intended to induce a specific action, such as clicking on an advertisement, and direct response advertisers typically measure campaign effectiveness using metrics related to consumer response to a particular advertisement. Our advertising customers can choose to pay media companies for advertisements based on different payment models including CPM, which is cost per thousand impressions; CPC, which is cost per each user click on an advertisement; or CPA, which is cost per acquisition, or each time someone acquires a product or service through engagement with an advertisement. Our sales teams are also able to provide our customers with regular reporting and the ability to further control their campaigns based on need.

Digital Audio

Our digital audio business provides our advertising customers or their ad agencies with opportunities to promote their brands on audio streams in North America and South America. This business has two components: AudioEngage and Audio.Ad. AudioEngage targets users in North America and South America, and aggregates advertising space on online streams of radio, music and audio shows in English, Spanish and Portuguese. Audio.Ad, which we acquired as part of our acquisition of Cisneros Interactive, provides digital audio advertising solutions for advertisers in Latin America, with tools allowing advertisers to target specific users by demographic and geographic categories, thereby allowing them the ability to measure, track and understand their audience's preferences.

Our Digital Customers

Our digital customers consist primarily of advertisers of all sizes or the ad agencies that represent them. For the year ended December 31, 2022, we had over 5,600 advertising customers, including top advertisers in a diverse number of industries, including healthcare, retail, e-commerce, financial technology, consumer packaged goods, gaming, delivery services, insurance, entertainment, communications, lifestyle, and travel. We do not believe that our business is substantially dependent upon any individual advertiser or industry.

In our digital commercial partnerships business, our customers include global and other media companies for which we act as commercial partner. These customers include Meta, Twitter, ByteDance and Spotify. The loss of one or more of the global media companies with which we have commercial partnership agreements may have an adverse impact on our digital business generally and results of operations. See Item 1A, "Risk Factors".

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

Digital Advertising

We generate revenue in our digital segment by placing digital advertisements on the digital platforms of third-party media companies, whether the advertisement is purchased through us as commercial partner for media companies or purchased through our Smadex programmatic digital ad purchasing platform. Advertising customers or their ad agencies typically purchase advertising through us for campaigns that are sold and, in some instances, managed by our direct sales teams, which we refer to as managed campaigns. Managed campaigns provide advertisers with a higher degree of “white glove” customer service, with dedicated account teams that provide more interaction and customization in the management of advertising campaigns.

We typically contract with advertising customers or their ad agencies through insertion orders, which set forth campaign parameters such as size and duration of the campaign, type of advertising format and pricing. Our advertising customers or their ad agencies submit advertising insertion orders to us and we fulfill those orders by selling them space on the digital platforms of the media company for which we act as commercial partner, or directly through our Smadex programmatic digital ad purchasing platform.

In our digital commercial partnerships business, we are typically paid by advertisers on the basis of the number of viewer impressions shown to online users in an advertising campaign, known as a cost-per-thousand basis. In our programmatic digital ad purchasing business, we are typically paid both on a cost-per-thousand basis and a cost-per-action basis, which is measured by the number of actions, such as app installations or purchases of goods or services, taken by the online users to whom an advertisement is delivered. Typically, we collect an amount from our advertising customers or their ad agencies for the advertisement placement, retaining a pre-negotiated portion for our services and remitting the difference to the media company on whose digital platform the advertisement has been placed.

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

Choice of Inventory. We provide our advertising customers or their ad agencies with a wide variety of inventory where they can place their ads. Through our digital commercial partnerships business, we offer access to platforms with a global reach, such as Meta, Spotify, ByteDance and Twitter. We believe that these are premium platforms, desirable to advertisers because of their global reach, number of users and quality interactive experience. For advertising customers or their ad agencies who prefer to target users across a wide variety of media platforms of all sizes, our Smadex programmatic digital ad purchasing platform allows advertisers to access online digital marketplaces where they can place their ads in a targeted manner. Our mobile growth solutions unit also provides our advertising customers with opportunities to reach online users by placing their advertisements on a wide range of digital advertising inventory.

Brand safety. We believe that our advertising customers or their ad agencies value placing advertisements on digital platforms that are appropriate or desirable, and that their advertisements are also not being delivered with unrelated content that might be considered objectionable to the advertiser, such as content that contains distasteful or obscene language, violence, gambling, adult content or criminal activity. This is referred to in our industry as “brand safety”. In our digital commercial partnerships business, we do not attempt to define objectionable material, or interact with media companies in any manner regarding issues of perceived appropriateness, and, in fact we rely on the policies of these media companies and the technology of their digital platforms to address such issues. Nonetheless, we believe that we work with media companies that have brand safety policies and practices of their own. Moreover, our Smadex programmatic digital ad purchasing platform does have a process for promoting brand safety, having received certifications from multiple industry trade bodies, including the Interactive Advertising Bureau, and integrating third-party brand safety solutions into its technology.

Our Technology

We utilize technology in our business, primarily in connection with our Smadex programmatic digital ad purchasing platform. Smadex’s technology includes a proprietary real-time bidding system, or RTB, which is a means by which advertising is bought and sold programmatically. Successful programmatic advertising campaigns require technology that enables swift, precise and cost-efficient decision-making by applying digital algorithms to large stores of data. Smadex employs software engineers who design hundreds of algorithms for the Smadex RTB that rapidly process millions of data points from previous ad campaigns, together with the ad campaign details that our advertising customers or their ad agencies enter into the Smadex user interface, to programmatically acquire advertising inventory from online marketplaces where media companies list advertising inventory. The resulting analytics allow our advertising customers or their ad agencies to bid on and acquire the advertising inventory that they value the most, pay less for advertising inventory they value less and refrain from bidding on advertising inventory that does not fit their ad campaign parameters.

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

Our use of data, combined with our significant audience reach, access to a large volume of digital advertising inventory and broad array of advertising formats, allows us to deliver solutions that we believe can help grow our advertising customers’ businesses. Through data analytics, we also enable advertisers to gain insights into the performance of their advertising campaigns and manage those campaigns with a view toward maximizing return on their advertising investment.

Key to our ability to aggregate such data is certain tracking software. Programmatic advertising companies use unique identifiers, such as Identification for Advertisers, or IDFA, on iOS devices, Google Advertising Identification (GAID), on Android devices, and cookies on web browsers, to track online user activity across the Internet and apps. It is this tracking ability that allows advertisers to both send an online user who meets the parameters of an advertising campaign targeted advertisements and determine how successful their advertising campaigns are.

This tracking ability could be restricted by a number of factors, including new developments in, or new interpretations of, laws, regulations and industry standards, consumer choice, changes in technology, including changes in web browser technology, increased visibility of consent or “do not track” software, “ad-blocking” software, and restrictions imposed by large technology companies and platform providers, web browser developers or other software developers. Certain media companies have been promoting increased user privacy as part of their product offerings and have created software that adversely impacts the availability of unique identifiers. For example, Apple previously moved to limit the ability of companies to track certain user activities via its Safari browser. In early 2021, Apple first made available App Tracking Transparency as part of its iOS 14.5, which provides online users with a pop-up window when they open an app that asks if the user wants the app to track their data. If a user chooses not to be tracked, which early evidence suggests has been the typical user response, the IDFA identifier is not available and advertisers cannot use IDFA to track users as they visit apps. This, in turn, can inhibit the ability of an advertiser to more effectively target online users for an advertising campaign and/or determine the effectiveness of that advertising campaign.

While Apple has introduced a replacement for the technology that companies use to measure the performance of advertising campaigns that Apple claims is more privacy friendly but still allows some advertiser tracking capability, some have said that this replacement technology is less efficient than the prior technology. This is a dynamic and rapidly evolving area
.

Other mobile operating systems and browser providers have also announced, and in many cases have already introduced, product changes to limit the ability of app developers to collect and use data to target and measure advertising. In addition to Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge also block third-party cookies by default. Google has introduced new controls over third-party cookies in its Chrome web browser and has announced plans to phase out support for third-party cookies in Chrome by 2024.

Some media companies, including Meta, have publicly stated that Apple’s changes have had an adverse impact on their businesses. While our digital commercial partnerships business is currently mostly concentrated in South America, where iOS only accounted for approximately 12% of the mobile operating systems used in South America as of December 2021, according to StatCounter, the impact on our digital operations of Apple’s actions and its replacement for IDFA, as well as actions that other media companies have taken and may take, is unknown at this time but has the potential to be significant. See “Risk Factors”.

The handling and protection of PII, is regulated in many jurisdictions where we operate, including but not limited to California, Virginia, Colorado, Utah, Connecticut, Brazil and the European Union, or the E.U. We believe that we comply with US state laws, Brazil’s General Data Protection Law, or LGPD, and the E.U.’s General Data Protection Regulation, or GDPR. See “Regulation of Digital Media”.

Digital Competition

We believe that the principal competitive factors in the digital advertising business include effective targeting of online users, multi-device advertising campaign delivery capability, proven and scalable technologies, online user reach, strong relationships with advertisers, brand awareness and reputation, the ability to ensure brand safety and prevent fraud, the ability to aggregate and leverage data to deliver more relevant information about advertising campaigns, use of data analytics to effectively measure performance and the ability to adapt to rapidly changing technologies that both respond to, and influence, the expectations of our customers, whether advertisers or global media companies. We believe that we compete favorably with respect to all of these factors and that we are well-positioned to be a leading provider of end-to-end digital advertising solutions for our customers.

The digital advertising business is dynamic, rapidly changing and highly competitive, influenced by frequent technological advances, trends in both the overall advertising and digital advertising markets, changing customer perceptions and expectations, and governmental or regulatory oversight and action. Our digital commercial partnerships business competes with companies such as Aleph Group, Inc., which also serves as a commercial partner to media companies worldwide, particularly in emerging economies in Central Europe, Latin America, Asia and Africa, as well as the United States. Our digital commercial partnerships business also competes with global media companies themselves, which sell advertising directly to advertisers, in addition to selling advertising through representatives such as us. Moreover, as many advertisers seek automation and enhanced targeting of increasingly fragmented audiences, they are moving a greater percentage of their advertising budgets to programmatic solutions. As a result, our digital commercial partnerships business faces more competition from a variety of companies that have allocated resources to the automated buying and selling of advertising inventory through traditional channels, like desktop computers, and new and developing channels, including mobile.

Smadex competes with other demand-side platforms such as The Trade Desk, Inc., Criteo Corp., Liftoff, Inc. and Moloco, Inc., which also have a global presence selling advertisements through their ad purchasing platforms. We also compete at the product and engineering level with global media companies themselves, including Meta and Google, as well as other media companies which sell digital advertising inventory directly through their own ad purchasing platforms to advertisers. Our digital operations also compete for advertising commitments with television broadcasters, cable television networks, radio broadcasters, print media and media platforms.

Many of our competitors in the digital advertising business have significantly larger financial resources and/or longer operating histories than we have in this space.

Television

Overview

We own and/or operate TelevisaUnivision-affiliated television stations in 21 markets, including 14 of the top 50 Hispanic markets in the United States. Our television operations comprise the largest affiliate group of both the top-ranked Univision primary television network and TelevisaUnivision’s UniMás network. TelevisaUnivision’s primary Univision network is available in approximately 64% of U.S. Hispanic television households. According to TelevisaUnivision, Univision continued its stellar ratings performance as the only major broadcast network to deliver ratings and audience growth for the 2021/2022 broadcast season. UniMás is among the leading Spanish-language broadcast television networks. We operate both Univision and UniMás affiliates in 17 of our 21 television markets. TelevisaUnivision’s networks make their Spanish-language programming available to our TelevisaUnivision-affiliated stations 24 hours a day, seven days a week. TelevisaUnivision’s prime time schedule on its primary Univision network consists of substantially all first-run programming throughout the year.

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

Under the network affiliation agreement, TelevisaUnivision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the years ended December 31, 2022 and 2021, the amount we paid TelevisaUnivision in this capacity was $8.1 million and $8.4 million, respectively.

We also generate revenue under two marketing and sales agreements with TelevisaUnivision, which give us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver.

Under the current proxy agreement we have entered into with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2022, 2021 and 2020, retransmission consent revenue accounted for approximately $36.0 million, $37.0 million and 36.8 million, respectively, of which $24.9 million, $25.9 million and 26.8 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Approximately eight to ten hours of programming per weekday, including a substantial portion of weekday prime time, are currently programmed with novelas supplied primarily by TelevisaUnivision. Although novelas have been compared to daytime soap operas on the English-language television networks, the differences are significant. Novelas, originally developed as serialized books, have a beginning, middle and end, generally run five days per week and conclude three to five months after they begin. We believe that novelas also have a much broader audience appeal than soap operas, delivering audiences that contain large numbers of women, men and teenagers, unlike soap operas, whose audiences tend to be primarily women.

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

Our Local Programming. We believe that our local news brands our stations in our television markets. We report our local news to relate to, and inform, our audiences. According to Nielsen, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in 11 of our television markets among adults 25-54 years of age, including ties, and in nine markets among adults 18-49 and adults 18-34 years of age, including ties. We have made substantial investments in people and equipment in order to provide our local communities with what we believe are quality newscasts. Our local newscasts have won numerous awards, and we strive to support the community in each of our local markets. For example, in 2022, we partnered with Children’s Miracle Network® Hospitals in a radio event to raise money for local children’s hospitals. Moreover, in several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

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

Our network affiliation agreements with Fox Broadcasting Company, or Fox, give us the right to broadcast Fox network programming on KFXV-TV with simulcasts on KXFX-CD and KMBH-LD, each serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and KXOF-CD, serving the Laredo market. These agreements expire on December 31, 2025.

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

Our network affiliation agreement with Multi Tele Ventas, S.A. de C.V., gives us the right to broadcast Milenio Televisión network programming on XDTV-TV, serving the Tijuana/San Diego market, through December 31, 2023.

Our affiliation agreement with Universal Communications Network, Inc. dba New Tang Dynasty Television gives us the right to broadcast New Tang Dynasty Television network programming on WJAL-TV, serving the Washington, D.C. market, through September 30, 2026.

Our affiliation agreement with the Church of Scientology International gives us the right to broadcast Scientology Network programming on WFTT-TV, serving the Tampa-St. Petersburg market, through December 31, 2024.

Our network affiliation agreement with Estrella Media, Inc. gives us the right to broadcast EstrellaTV network programming on

XHAS-TV, serving the Tijuana/San Diego market, through February 28, 2026.

Our network affiliation agreement with LATV Networks, LLC, or LATV, gives us the right to broadcast LATV network programming on WMDO-CD, serving the Washington, D.C. market, and on the secondary program streams of many of our television stations. Either party may terminate the affiliation with respect to a given station 30 months after the launch of such station. Under the

LATV network affiliation agreement, there are no fees paid for the carriage of programming, and we generally retain the right to sell approximately five minutes per hour of available advertising time. Since July 2022, we own 15% of the stock of LATV. We believe that LATV is majority owned and controlled by the family of Walter F. Ulloa, our late Chief Executive Officer, who died on December 31, 2022.

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

Marketing Agreements. Our marketing and sales agreements with TelevisaUnivision give us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates through 2026 in Albuquerque, Boston and Denver. Our marketing and sales agreements with TelevisaUnivision that gave us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in Orlando, Tampa and Washington, D.C. expired on December 31, 2021. We have also entered into marketing and sales agreements with other parties in two of our other markets.

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

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Orlando-Daytona Beach-Melbourne, Florida	10	1,775,140	385,130	21.7%	WOTF-TV	Grit
Harlingen-Weslaco-Brownsville-McAllen, Texas	11	403,470	378,650	93.8%	KNVO-TV KTFV-CD (1) KMBH-LD (1) KXFX-CD (1) KFXV-TV KCWT-CD (1)	Univision UniMás Fox Fox Fox CW
Tampa-St. Petersburg (Sarasota), Florida	13	2,068,720	345,910	16.7%	WFTT-TV	Scientology Network
Washington, D.C.	16	2,617,350	319,350	12.2%	WMDO-CD (1)(4) WJAL-TV (4)	LATV New Tang Dynasty
Denver-Boulder, Colorado	17	1,792,540	295,320	16.5%	KCEC-TV (2) KTFD-TV	Univision UniMás
San Diego, California	18	1,107,010	292,240	26.4%	KBNT-CD (1) KHAX-LD (1) KDTF-LD (1)	Univision Univision UniMás
El Paso, Texas	19	371,730	290,230	78.1%	KINT-TV KTFN-TV	Univision UniMás
Albuquerque-Santa Fe, New Mexico	20	720,750	282,810	39.2%	KLUZ-TV (2) KTFQ-TV	Univision UniMás
Boston, Massachusetts	21	2,596,190	251,070	9.7%	WUNI-TV (2)	Univision

					WUTF-TV	UniMás
Las Vegas, Nevada	24	870,240	205,640	23.6%	KINC-TV KNTL-LD (1) KELV-LD (1)	Univision Univision UniMás
Hartford-New Haven, Connecticut	29	1,014,160	139,970	13.8%	WUVN-TV (4) WUTH-CD (1)(4)	Univision UniMás
Corpus Christi, Texas	32	208,490	119,640	57.4%	KORO-TV KCRP-CD (1)	Univision UniMás
Monterey-Salinas-Santa Cruz, California	36	232,880	94,010	40.4%	KSMS-TV (4) KDJT-CD (1)(4)	Univision UniMás
Yuma, Arizona-El Centro, California	39	126,610	82,250	65.0%	KVYE-TV KAJB-TV (2)	Univision UniMás
Laredo, Texas	41	82,170	80,880	98.4%	KLDO-TV KETF-CD (1) KXOF-CD (1)	Univision UniMás Fox

Odessa-Midland, Texas	44	160,200	79,700	49.8%	KUPB-TV	Univision

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Colorado Springs-Pueblo, Colorado	50	385,730	70,690	18.3%	KVSN-TV KGHB-CD (1)	Univision UniMás
Santa Barbara-Santa Maria-San Luis Obispo, California	51	241,200	69,850	29.0%	KPMR-TV K17GD-D (1) K32LT-D (1) KTSB-CD (1) K10OG-D (1)	Univision Univision Univision UniMás UniMás
Palm Springs, California	54	168,210	66,470	39.5%	KVER-CD (1) KVES-LD (1) KEVC-CD (1) KMIR-TV KPSE-LD (1)	Univision Univision UniMás NBC MyNetworkTV
Lubbock, Texas	56	171,450	63,020	36.8%	KBZO-LD (1)	Univision
Wichita-Hutchinson, Kansas	62	457,620	55,530	12.1%	KDCU-TV	Univision
Reno, Nevada	63	306,940	52,640	17.1%	KREN-TV KRNS-CD (1)	Univision UniMás
Springfield-Holyoke, Massachusetts	66	264,420	46,960	17.8%	WHTX-LD (1)	Univision
San Angelo, Texas	108	57,690	19,680	34.1%	KEUS-LD (1) KANG-LD (1)	Univision UniMás
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XHDTV-TV (3)	Milenio
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV (3)	EstrellaTV
Matamoros, Tamaulipas, Mexico (Harlingen- Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV (3)(5)	Silent

Source: Nielsen Media Research 2023 universe estimates.

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

We also continue to monitor developments in digital television technology. The ATSC sets the industry standards for the technical operation of digital broadcast television stations. ATSC 3.0 is a major revision of the ATSC standards and comprises around 20 standards covering different aspects of the system. The industry standards are designed to offer support for newer technologies that will allow enhanced video quality, datacasting capabilities, individualized advertising messages, and more robust mobile television support. Television industry observers believe that the combination of these functionalities will enable television broadcasters to engage successfully in new commercial endeavors, not previously available on broadcast television, such as targeted commercial advertising. The FCC has set regulations allowing broadcast stations to offer, on a voluntary basis, ATSC 3.0 services (which the FCC has called Next Gen TV). In doing so, full power broadcast television stations must offer ATSC 3.0 services alongside a standard ATSC 1.0 digital signal and there will not be a mandatory transition period. We are considering how we will participate in the adoption of ATSC 3.0 technology and we are monitoring how ATSC 3.0 is being adopted and accepted by viewers and advertisers.

Television Revenue

Approximately 71% of the revenue generated from our television operations in 2022 was derived from local and national advertising revenue, approximately 25% from retransmission consent revenue, and approximately 4% from spectrum usage rights.

National Advertising. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. We typically engage national sales representative firms to work with our station sales managers and solicit national advertising sales, and we pay certain sales representation fees to these firms relating to national advertising sales. Under our network affiliation agreement with TelevisaUnivision, TelevisaUnivision acts as our sales representative for the sale of national advertising on our Univision and UniMás affiliate television stations, and advertisers which have purchased during 2022 national advertising on these affiliate stations include Senate Majority PAC, Nissan Motor Co., Ltd., Charter Communications, Inc., Toyota Motor Corporation, Citizens for Sanity, House Majority PAC, Cox Communications, Inc., Club for Growth Action, Cano Health, Inc. and Majority Forward. Katz Communications, Inc., or Katz, acts as our national sales representative for the sale of national advertising on KMIR-TV and KPSE-LD in the Palm Springs, California market and on our stations that broadcast Fox and CW programming. In 2022, national advertising accounted for approximately 40% of our total television revenue.

Local Advertising. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s local sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers or their ad agencies. In 2022, local advertising accounted for approximately 31% of our total television revenue.

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

Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals, which covers substantially all of our retransmission consent revenue. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. On October 2, 2017, we entered into the current proxy agreement with TelevisaUnivision, which superseded and replaced the prior comparable agreement with TelevisaUnivision. The term of the current proxy agreement expired on December 31, 2021 for our Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C, and will expire on December 31, 2026 with respect to our Univision and UniMás network affiliate stations in Albuquerque, Boston and Denver. We replaced the Univision and UniMás programming in the markets where the agreement has expired.

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

In 2022, retransmission consent revenue accounted for approximately 25% of our total television revenue.

Revenue from Spectrum Usage Rights. We generate revenue from agreements associated with our television stations’ spectrum usage rights from a variety of sources, including but not limited to entering into agreements with third parties to utilize spectrum for the broadcast of their multicast networks, charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference from our broadcasting operations and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements. Revenue from such agreements is recognized over the period of the programming agreements or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference. In 2022, revenue from spectrum usage rights accounted for approximately 4% of our total television revenue.

Television Marketing/Audience Research

The relative advertising rates charged by competing stations within a market depend primarily on the following factors, among others:

•
the station’s ratings (households or people viewing its programs as a percentage of total television households or people in the viewing area);
•
audience share (households or people viewing its programs as a percentage of households or people actually watching television at a specific time);
•
the demographic and other qualities of a program’s viewers (primarily age and gender);
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

Television Competition

We face intense competition in the television broadcasting business. In each local television market, we compete for viewers and revenue with other local television stations, which are typically the local affiliates of the five principal English-language television networks, NBC, ABC, CBS, Fox and the CW Network. In certain markets, we also compete for Spanish-language viewers with the local affiliates or owned and operated stations of Telemundo, the Spanish-language television network owned by Comcast Corporation, as well as other Spanish-language networks. Telemundo is an industry leader in the production and distribution of high-quality Spanish-Language content to U.S. Hispanics and audiences around the world. Telemundo’s multiple platforms include the Telemundo Network, a Spanish-language television network featuring original productions, theatrical motion pictures, news and sporting events. Several of the companies with which we compete have significantly greater resources and longer operating histories than we do.

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

We believe that our primary competitive advantages are the quality of the programming we receive through our affiliation with TelevisaUnivision and the quality of our local news programming. According to Nielsen, TelevisaUnivision’s primary Univision network is the most-watched Spanish-language network in the United States during prime time among U.S. Hispanics. Similarly, our local news achieves strong audience ratings. Also, according to Nielsen, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in 11 of our television markets among adults 25-54 years of age, including ties, and in 9 markets among adults 18-49 and adults 18-34 years of age, including ties.

Audio

Overview

We own and operate 45 radio stations (37 FM and 8 AM), 40 of which are located in the top 50 Hispanic markets in the United States, and we operate the Entravision Radio Network, through which we sell advertisements and provide syndicated radio programming to more than 100 markets across the United States. According to Nielsen, our radio stations broadcast into markets with a total population of approximately 19 million U.S. Hispanics, which is approximately 31% of the Hispanic population in the United States. Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with all locally produced programming.

Radio Programming

Radio Networks. Our networks allow advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner.

Although our networks have a broad geographic reach, technology allows our stations to offer the necessary local feel and to be responsive to local customers and community needs. Designated time slots are used for local advertising, news, traffic, weather, promotions and community events. The audience gets the benefit of a national radio sound along with local content. We have established a new promotional unit to connect advertisers with consumers on social media platforms.

Radio Formats. Each of our three radio networks produce a music format that is simultaneously distributed via multiprotocol label switching with a high definition quality sound to our stations. Each of these formats appeals to different listener preferences:

•
“La Suavecita” is a Mexican regional music format that targets primarily Hispanic women and adults 25-54 years of age, which airs on 14 of our stations. The format features Spanish contemporary music and includes “El Genio” Alex Lucas in the mornings; “El Show de Piolin”, a program hosted by Eddie "Piolín" Sotelo, with whom we have an affiliation agreement, during midday hours; and “Jimena Aguilar” in afternoon drive.
•
“La Tricolor” airs on 11 of our stations and targets primarily Hispanic males 18-49 years of age. The format features Mexican regional music and includes “La Bronca Manana” in the mornings, “Carla La Plebe” during midday hours and “Erazno y La Chokolata”, a parody-based comedy program hosted by Oswaldo Diaz, with whom we have an affiliation agreement, in the afternoon drive.

•
“Fuego” is a Latin urban hit station that targets primarily bilingual and bicultural Hispanic adults 18-34 years of age, which airs on five of our stations and is syndicated in five other radio markets. The format features a music fusion from today’s top trending global music movement, Latin Urban, and includes “The Shoboy Show” in the mornings.

We broadcast, on an exclusive basis, NFL games in Spanish, including Sunday Night Football, Monday Night Football, and the NFL playoffs, including the Super Bowl, on 15 radio stations. Through our partnership with Fútbol de Primera, we also broadcast on 15 radio stations a weekly soccer show, Mexican National Soccer team matches, and, in November and December 2022, the 2022 FIFA World Cup.

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

Additionally, in November 2020, we launched “El Botón”, a website and app that allows consumers to stream our radio shows, stations and podcasts directly on their mobile phones or other devices.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	José (1) Viva Cumbia y Mas (1) Viva Cumbia y Mas (1) La Suavecita José (1) José (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Phoenix, Arizona	9	KLNZ-FM KDVA-FM KVVA-FM KBMB-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor La Suavecita (1) La Suavecita (1) TUDN
Harlingen-Weslaco-Brownsville-McAllen, Texas	11	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Q94.5 All Rock Fuego La Suavecita RGV 107.9
Sacramento-Stockton-Modesto, California	12	KRCX-FM KHHM-FM KNTY-FM KXSE-FM KMIX-FM KTSE-FM	99.9 101.9 103.5 104.3 100.9 97.1	MHz MHz MHz MHz MHz MHz	La Tricolor Fuego Real Country La Suavecita La Tricolor La Suavecita

		KCVR-FM	98.9	MHz	Fuego
Denver-Boulder, Colorado Aspen, Colorado	17	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	La Suavecita La Tricolor TUDN La Tricolor (1)
El Paso, Texas	19	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	The Fox La Suavecita (1) La Tricolor TUDN La Suavecita (1)
Albuquerque-Santa Fe, New Mexico	20	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	La Suavecita TUDN
Las Vegas, Nevada	24	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	Fuego La Tricolor
Monterey-Salinas-Santa Cruz, California	36	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor La Suavecita (1) La Suavecita (1)
Yuma, Arizona-El Centro, California	39	KSEH-FM KMXX-FM	94.5 99.3	MHz MHz	La Suavecita La Tricolor
Palm Springs, California	54	KLOB-FM	94.7	MHz	La Suavecita
		KPST-FM	103.5	MHz	Fuego
Lubbock, Texas	56	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor TUDN
Reno, Nevada	63	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2023 universe estimates.

(1)
Simulcast station.
(2)
Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Radio Advertising

Substantially all the revenue generated from our radio operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its ad agency that is placed from within a station’s market. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force, in each of our markets, that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2022, local advertising revenue accounted for approximately 56% of our total radio revenue.

National. National advertising revenue generally represents spot and network revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. Since January 2020, Katz has acted as our national sales representative to solicit national spot advertising sales on all of our radio stations, and we act as our own network sales representative. In 2022, national advertising revenue accounted for approximately 44% of our total radio revenue.

Radio Marketing/Audience Research

We believe that radio is an efficient means for advertisers to reach targeted demographic groups. Advertising rates charged by our radio stations are based primarily on the following factors, among others:

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

Radio Competition

We face intense competition in the radio broadcasting business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to maintain and increase our market share of overall radio advertising revenue and economic conditions of the local market and the United States as a whole. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast, cable, satellite and streaming television, magazines, outdoor advertising, satellite-delivered radio services, apps, podcasts and other forms of digital audio delivery, and direct mail advertising. In addition, in certain markets we operate television stations that indirectly compete for local and national advertising revenue with our radio business. Our primary competitors in our markets in Spanish-language radio are TelevisaUnivision, iHeartMedia Inc. (formerly Clear Channel Communications Inc.), Audacy (formerly Entercom, Inc.) and Spanish Broadcasting System, Inc. These and many of the other companies with which we compete are companies that have significantly greater resources and longer operating histories than we do.

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

Seasonality

Our digital operations are not significantly subject to seasonality, although net revenue in our digital segment generally increases in each fiscal quarter over the course of the year. Seasonal net revenue fluctuations are common in television and radio broadcasting, and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In our television and audio segments, our first fiscal quarter generally produces the lowest net revenue for the year, and our second and third fiscal quarters generally produce the highest net revenue for the year. In addition, advertising revenue across our segments is generally higher during presidential election years (2016, 2020, etc.) and, to a lesser degree, Congressional mid-term election years (2022, 2026, etc.), resulting from increased political advertising in those years compared to other years. In addition, revenue from political advertising can be affected by such factors as actual or perceived competitiveness of races in the markets we serve, which we experienced in 2022, despite its being a Congressional mid-term election, resulting in record revenue from political advertising for us. Advertising revenue in our audio segment is also generally higher during years when we broadcast the FIFA World Cup on our radio stations (2018, 2022, etc.).

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

We are continuing to evaluate the extent to which our proprietary intellectual property used in our digital operations may be protectable beyond the measures discussed above. However, we cannot provide any assurance that any of such intellectual property is protectable beyond the measures discussed above.

Regulation of Digital Advertising

Overview. We are subject to many U.S. federal and state laws and regulations, as well as laws and regulations of other jurisdictions, applicable to businesses engaged in providing digital advertising services. The United States and certain foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising activities and the use of consumer data in digital advertising, including, for example, the online collection and use of anonymous user data and unique device identifiers, such as IP address or unique mobile device identifiers, geo-location data and other privacy and data protection regulation. Some authorities have applied competition rules to regulate digital advertising practices which may result in structural changes to advertising practices. Congress in the United States and legislatures in certain other countries have implemented and are considering legislation that would structurally regulate digital advertising and the platforms that support such advertising, potentially disrupting the current markets for digital advertising services.

In general, these laws limit the use to which we can use PII gathered in the course of providing these services, impose substantial information security obligations, limit our ability to transfer data across national boundaries, provide consumers with the right to know and access data relating to them and their households and limit the retention and use of that information. These laws and regulations can affect our business to the extent that they restrict our business practices, increase our cost of compliance, impose obligations to respond to and comply with requests to limit the processing and retention of consumers’ PII, or impose a greater risk of liability for prohibited processing of PII and for data security incidents. These laws and regulations continue to evolve rapidly and may substantially impact our ability to generate revenue from digital and other advertising and marketing services, and are likely to impose additional compliance costs on our digital operations in addition to the compliance costs we currently incur.

Compliance with privacy, data protection and data security laws and regulations plays a significant role in our business. In the United States, both federal and state laws regulate activities inherent to digital advertising, including the collection, use, sharing and distribution of consumer data by us and by companies with which we do business in the course of providing digital advertising solutions services. We also rely on the services of third parties in gathering, using and storing consumer data, and these parties’ compliance with applicable laws affects our own compliance status.

Because we interact with consumers outside the United States and provide services to advertisers who themselves interact with those consumers, the laws of other jurisdictions may also apply to the types of services we provide and to the gathering, use, and sharing of the PII of digital media users. In addition, because we and our affiliated entities provide digital advertising solutions services to advertisers or their ad agencies, and other purchasers of advertising, in regions including Latin America, Europe, Africa and Asia, our business is subject to the laws and regulations imposed by certain countries in those regions.

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

Regulation in the United States. Regulatory standards continue to evolve in ways that impose additional compliance costs and risks on businesses, like ours, that possess, process and share consumer data. For example, several states have enacted laws which affect the collection, use, retention, protection, disclosure, transfer and other processing of personal data, particularly in relation to digital advertising services. These laws include the California Privacy Rights Act, or CPRA, which expands on the California Consumer Privacy Act, or CCPA; the Colorado Privacy Act, or CPA; the Virginia Consumer Data Protection Act, or VCDPA; the Connecticut Data Privacy Act, or CDPA; and the Utah Consumer Privacy Act, or UCPA. New laws like the foregoing provide consumers with additional data privacy rights, including the right to opt out of the sharing of personal data for retargeting and certain customized advertising purposes, which can limit the data available for use in Smadex or the global media companies who are our commercial partners and to optimize our customers’ advertising impressions. New laws and regulations can further increase our current cost of compliance, limit our ability to collect and process personal data, expose us to regulatory investigations and civil actions, and cause us to change our business practices. Because these are new laws in the United States, they are also subject to interpretation and evolving regulation, it is possible that these laws and related regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other laws and regulations to which we are subject or our business practices. These laws and regulations may also impose obligations that are inconsistent with or interfere with our ability to comply with other legal obligations.

Of particular importance is the enactment of the CCPA, which became effective on January 1, 2020. The CCPA imposes restrictions on the use, sharing and security of PII and substantially expands the definition of covered PII to include geolocation information and device location data, among other categories of information. The CCPA also provides rights and remedies to individual consumers, including the right to object to certain marketing uses of their information and, in certain circumstances, the right to require deletion of their PII and to opt out of the sale of their PII. California voters in November 2020 approved the CPRA, which became effective on January 1, 2023 and substantially amends the CCPA and broadens the rights provided to consumers covered by the CCPA. In particular, the CPRA added a “Do Not Share My Personal Information” right that empowers consumers to require that covered businesses cease “sharing” the consumer’s PII for cross-context and cross-platform behavioral advertising. This provision may directly impact our digital advertising revenue and impose substantial additional compliance costs on us.

The CPRA also grants consumers the right to limit the use, processing and retention of certain sensitive PII. Violations of the statute may result in enforcement action by the State of California, including the imposition of substantial fines. The statute also grants a private right of action to consumers. Final regulations are pending and could add additional compliance requirements to the statutory scheme. It is likely that advertisers, advertising service providers and data providers will modify their practices in light of the CCPA and CPRA in ways that may inhibit direct-to-consumer marketing and advertising with attendant revenue impacts. In addition, because of our targeted digital advertising strategies, we will be required to implement procedures to implement and recognize these rights and restrictions, imposing both operational costs and potential loss of revenues.

The CPA and VCDPA are both effective in 2023, while the CDPA and UCPA will both become effective in January 2024. While substantially similar in scope to California’s CCPA/CPRA requirements, these other state laws provide consumers with specific rights with regard to their PII and impose additional compliance obligations on businesses covered by these laws. Final regulations are pending in these additional states and could add additional compliance requirements to these statutory schemes.

Other states are contemplating similar legislative and regulatory initiatives, some of which may impose additional or even inconsistent regulatory obligations. There are comprehensive privacy laws proposed in approximately 12 additional states. In 2023 and beyond, it is anticipated that these and possibly other states will continue to propose and adopt new data privacy laws similarly regulating the use of PII for retargeting or cross-contextual advertising. The impact of these statutes likely will extend beyond the specific markets as it may become increasingly impractical to maintain parallel compliance processes across our markets.

Additionally, state consumer protection laws and the enforcement of those laws by state attorneys general also impose substantial compliance risks on our business. By way of further example, California’s Age-Appropriate Design Code Act, or AADCA, also has been passed and will go into effect in 2024. The AADCA reaches consumers not covered by the Children's Online

Privacy Protection Act, or COPPA. The AADCA will impose additional obligations on online platforms which may affect the advertising inventory and data available to us, impacting our business operations.

We are not presently able to determine the impact that any of these laws and regulations, within the United States or in other countries where we operate, will have on our operations and results of operations.

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

The FTC’s enforcement focus has included close attention to the mobile advertising industry. For example, in December 2012, the FTC adopted amendments to rules under COPPA, which went into effect in July 2013. These amendments broaden the potential applicability of COPPA compliance obligations to our activities and those of our customers when interacting with children. In addition, the FTC’s testimonial and endorsement guidelines were updated in late 2009 and provide additional and expanded guidance for advertising practices using endorsements, testimonials, and similar content. In addition to formal rules and guidelines, the FTC’s active enforcement in the digital media industry creates evolving precedent for challenging digital advertising practices as deceptive or unfair. With the appointment of new leadership at the FTC, including a new Chair, the FTC has announced its intention to more aggressively enforce federal privacy laws, including Section 5, and has initiated proceedings designed to explore the possibility of additional administrative rulemaking that could impose additional substantive privacy compliance obligations on covered businesses. Unlike enforcement actions under Section 5, violations of such rules would result in administrative fines and other monetary liability.

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

Regulation in Other Countries. In other global markets we serve, the regulation of consumer practices in digital advertising is evolving. In Mexico, for example, the regulation of digital advertising largely relies on applying regulatory constraints on traditional print advertising (such as prohibitions on pornographic or politically inflammatory speech) to digital advertising. Brazil has enacted and enforces a privacy law of general application, the LGPD, substantially based on the GDPR of the E.U., that may restrict the use of consumer data in connection with targeted and behavioral advertising. Certain jurisdictions in Asia, including India, are implementing stringent consumer privacy laws similar to, but distinct from, existing international regulatory regimes like the GDPR.

The issue of privacy in the digital media industry continues to evolve. U.S. and foreign governments have enacted, have considered, or are considering, legislation or regulations that could significantly restrict industry participants’ ability to collect, retain, augment, analyze, use and share consumer data, such as by regulating the use of multi-source consumer profiling, machine learning, personalized advertising delivery and, more generally, the level of consumer notice and consent required before a company can employ “cookies” or other electronic tools to track online activities and by providing consumers with greater control over how their information is used, maintained, sold and shared. Enforcement bodies are developing rules and enforcement standards applicable to the collection, storage and use of geolocation data, biometric data, transparency of consumer data profile creation and management, and consumer access to and control over their individual online profiles and the collection of consumer data through “Internet of Things” technology. These evolving privacy and data security laws, particularly those of the United States, the E.U., Mexico and

Brazil, present a particular compliance obligation given our operations in those jurisdictions.

The E.U. and its member states traditionally regulated digital advertising practices pursuant to Directive 95/46/EC (commonly known as the “Data Protection Directive”) and implementing national legislation. Effective as of May 1, 2018, the GDPR replaced the Data Protection Directive. The GDPR reaches a greater range of data processing practices that occur outside the E.U. than was the case under the Data Protection Directive, imposes substantially greater penalties for its violation, and imposes greater notice, consent and data processing obligations than did the Data Protection Directive. Current and developing E.U. law, among other things, requires advertisers to obtain specific types of explicit notice to and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements, increases monetary penalties for non-compliance, extends the extraterritorial reach of E.U. data protection laws, and grants consumers the rights in some circumstances to require that their data no longer be stored or processed. It remains a possibility that additional legislation may be passed or regulations may be enacted in the future. The GDPR increases monetary penalties for its breach that can equal 4% of an enterprise’s gross global turnover.

The United Kingdom, or the U.K., has enacted children’s privacy legislation that will impose new and complex obligations on businesses whose advertising and data collection practices reach minors under the age of 18. The law’s requirements are substantially more extensive than under the United States’ COPPA framework. In addition, the withdrawal by the U.K. from the E.U., and the current lack of a finalized permanent framework for data transfers between the E.U. and the U.K. following the withdrawal, including the absence of a means of maintaining long-term free flows of information between the E.U. and the U.K., have created new uncertainty as to the scope and content of U.K. privacy laws.

The regulation of cross-border data transfers is in a state of heightened uncertainty, with the E.U. judiciary having invalidated the Privacy Shield regime, which was developed by the E.U. and the United States to allow the transfer of the personal data of European nationals to the United States. While the E.U. and the United States have entered into negotiations aimed at creating a replacement for the Privacy Shield, and a replacement has been proposed pending finalization of the European Commission’s adequacy decision, and any such replacement process may also be challenged on the same grounds as was the Privacy Shield. The invalidation of a principal means for legitimizing the transfer of the PII of E.U. nationals limits the ability to coordinate cross-border digital advertising operations.

A new E.U.-U.S. Data Privacy Framework ("E.U.-U.S. DPF") has been proposed to allow cross-border data transfers, but this is pending finalization of the European Commission’s draft adequacy decision on E.U.-U.S. transfers of personal data, which may not happen until later in 2023. If and when adopted, the E.U.-U.S. DPF will require additional compliance measures, which can incur addition costs and expose us to increased regulatory scrutiny, which may increase the cost and complexity of delivering our services.

In addition, actions by the Belgium Data Protection Authority have questioned Europe’s Interactive Advertising Bureau, or IAB, user-facing framework (the Transparency and Control Framework, or “TCF”) that has been used to establish and manage compliance for digital advertising under the GDPR and other E.U. and U.K. privacy laws including the ePrivacy Directive. IAB Europe will implement changes to the TCF which may lead to significant changes in our business operations and will require effort to monitor the impact of proposed changes, all of which may increase operating costs, or limit our ability to operate or expand our business. Additional countries, including France and Germany, have issued additional guidance on cookie management, including disclosures and consent requirements which may require us to change our current practices and impact the volume of personal data that can be collected and used for our business purposes, including by our customers.

Other Regulations. We also participate in industry self-regulatory programs under which, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising and allow them to opt out from the use of data we collect for the delivery of targeted advertising. The rules and policies of the self-regulatory programs in which we participate are updated from time to time and may impose additional costs or restrictions upon us in the future.

For example, the IAB and the IAB Tech Lab have updated their privacy protocols and have introduced a Multi-State Privacy Agreement (“MSPA”) for advertising agencies, marketers, publishers and ad-tech companies. The MSPA seeks to provide a framework and assist the digital advertising industry to comply with various, complex state privacy laws (in, for example, California, Virginia, Utah, Colorado and Connecticut). These developments can create additional costs and complexity for us in engaging with customers and digital commercial partners.

Additionally, in the United States and, increasingly, in other jurisdictions, consumers are provided private rights of action to file civil lawsuits, including class action lawsuits, against companies that conduct business in the digital advertising industry, including makers of devices that display digital media, providers of digital media, operating system providers, third party networks and providers of Internet-connected devices and related services. Plaintiffs in these lawsuits have alleged a range of violations of federal, state and common law, including computer trespass and violation of specific privacy laws. Recent appellate decisions have affirmed the standing of consumers to initiate class and mass action litigation to remedy breaches of their privacy rights and injuries resulting from data breaches. State attorneys general in most states have the authority to bring similar actions on behalf of their residents.

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

Under the Communications Act, a broadcast license may not, absent a public interest determination by the FCC, be granted to or held by persons who are not U.S. citizens, by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, or foreign governments or their representatives or non-U.S. corporations. The FCC, recognizing its authority to allow foreign ownership in excess of these safe harbor levels and to allow for greater foreign investment in domestic broadcast media, has established new policies and practices allowing broadcast licensees to file petitions for declaratory ruling requesting approval (i) of up to and including 100% aggregate foreign ownership by unnamed and future foreign investors in the controlling U.S. parent of a broadcast licensee, (ii) for any named foreign investor who proposes to acquire less than 100% controlling interest to increase the interest to 100% in the future, and (iii) for any non-controlling named foreign investor to increase its interest up to 49.99% in the future. The new rules also establish that a broadcast licensee only needs to obtain specific approval for foreign investors holding more than 5% interest, and in certain circumstances more than 10% interest, in the U.S. parent of the broadcast licensee, or a controlling interest in the U.S. parent. The licenses for our stations could be revoked if our outstanding capital stock is issued to or for the benefit of non-U.S. citizens in excess of these limitations or in violation of the procedures adopted by the FCC. Our certificate of incorporation restricts the ownership and voting of our capital stock to enable us to comply with foreign ownership limitations.

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

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per Designated Market Area (DMA). The FCC’s rules regarding ownership permit an owner to operate two television stations assigned to the same DMA so long as:

•
the television stations do not have overlapping broadcast signals;
•
at least one of the stations is not ranked top four in the DMA based upon audience share; or
•
two of the stations are ranked top four in the DMA based upon audience share but the FCC has determined, based on a review of the facts and circumstances, that the combination would serve the public interest.

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

Because of these multiple ownership rules, if one of our stockholders, officers or directors holds a “cognizable” interest in our company, such stockholder, officer or director may violate the FCC’s rules if such person or entity also holds or acquires an attributable interest in other television or radio stations in such markets, depending on their number and location. If an attributable stockholder, officer or director of our company violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our broadcast business and may be unable to obtain FCC consents for certain future acquisitions.

In recent years, the FCC has eliminated certain of its media ownership limitations, including the newspaper/broadcast cross-ownership rule, the radio-television cross-ownership rule, the so-called “eight voices” test that made it difficult to own more than one station in a smaller market, and the ownership of two of the top four television stations in a DMA. New Quadrennial Reviews were commenced in late 2018 and late 2022 and have not yet resulted in any definitive action on the FCC’s part.

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

In establishing a national cap by statute, Congress did not make mention of the FCC’s UHF discount policy, whereby UHF stations are deemed to serve only one-half of the population in their television markets. The FCC had abolished its UHF discount policy, but grandfathered ownership interests in place at the time of the decision. However, that decision was reconsidered by the FCC and the UHF discount policy was reinstated. The FCC has an open proceeding to determine whether and how to apply the UHF discount policy as digital stations operating in the UHF mode do not face any operational problems in transmitting their signals to their broadcast markets.

The FCC has previously decided that TelevisaUnivision’s television station interests are attributable to certain of our television interests in determining the television interests we must count for local and national multiple ownership purposes. In addition, the FCC, as previously noted, has commenced a rulemaking process to consider both the nationwide cap and the UHF discount. Should the UHF discount be eliminated or the nationwide cap be interpreted to treat all stations on an equal basis, we may, in the absence of retroactive applicability, which the FCC customarily does not apply, have to divest certain stations or be limited in our ability to acquire certain additional television stations.

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

The FCC requires that licensees must not discriminate in hiring practices. It has adopted rules that require us to adhere to certain outreach practices when hiring personnel for our stations and to keep records of our compliance with these requirements. The FCC’s Equal Employment Opportunity, or EEO, rules set forth a three-pronged recruitment and outreach program for companies with five or more full-time employees that requires the wide dissemination of information regarding full-time vacancies, notification to requesting recruitment organizations of such vacancies, and a number of non-vacancy related outreach efforts such as job fairs and internships. Stations are required to collect various information concerning vacancies, such as the number filled, recruitment sources used to fill each vacancy, and the number of persons interviewed for each vacancy. While stations are not required to routinely submit information to the FCC, stations must place an EEO report containing vacancy-related information and a description of outreach efforts in their public file annually. Stations must submit the preceding two years of their annual EEO public file report as part of their renewal applications. Stations also must place their EEO public file report on their Internet websites, if they have one. The FCC periodically audits for compliance with its EEO rules. Failure to comply with the FCC’s EEO rules could result in sanctions or the revocation of station licenses. The EEO rules do not materially affect our operations.

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

Currently and for the three-year period commencing on January 1, 2024, we intend to maintain our “retransmission consent” elections with almost all of the MVPDs that carry our full-service television programming in our television markets. We have arrangements or have entered into agreements with nearly all of our MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights, including through our national program supplier for Spanish-language programming, TelevisaUnivision, for our Univision- and UniMás-affiliated television stations. We also have retransmission consent arrangements for our stations that do not have Univision or UniMás affiliations. As previously discussed, television stations in the same television market, even if not commonly-controlled, are not permitted to engage in joint negotiations for retransmission consent. This rule prohibits us and TelevisaUnivision from negotiating retransmission consent jointly, or from coordinating such negotiations, in those television markets where both companies own television stations.

The FCC has rules that govern the negotiation of retransmission consent agreements based on a policy decision to have those agreements negotiated in good faith. The FCC has an open proceeding that could result in establishing new ground rules for such negotiations, including prohibiting certain negotiating practices on the part of broadcasters. In recently enacted legislation, small groups of cable systems were permitted to negotiate with large broadcast stations groups. We do not believe that this provision will have a material impact on our retransmission consent revenues. We are not certain whether or in what other form such provisions might be adopted and the impact of such changes on our negotiations and the economic results of such negotiations. Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As an element of the retransmission consent negotiations described above, we arranged that our broadcast signal be available to our MVPD viewers, no matter whether they obtain their cable service in analog or digital modes. Cable systems have transitioned to providing substantially all their cable services in digital only and we expect that any remaining analog cable service operations will be terminated by most cable operators and in most markets in the near future.

We continue to explore and develop, subject to our legal rights to do so, and the economic opportunities available to us, the distribution of our programming in alternative modes, such as by delivery on the Internet through OTT services, by multicast delivery services, and to individuals possessing wireless mobile reception devices.

Time Brokerage, Joint Sales Agreements and Shared Services Agreements. From time to time, we have entered into time brokerage, joint sales and shared services agreements, generally in connection with pending station acquisitions, under which we are given the right to broker time on stations owned by third parties, agree that other parties may broker time on our stations, we or other parties sell broadcast time on a station, or share operating services with another broadcast station in the same market, as the case may be. By using these agreements, we can provide programming and other services to a station proposed to be acquired before we receive all applicable FCC and other governmental approvals, or receive such programming and other services where a third party is better able to undertake programming and/or sales efforts for us.

FCC rules and policies generally permit time brokerage agreements if the station licensee retains ultimate responsibility for and control of the applicable station. We cannot guarantee that we will be able to air all of our scheduled programming on a station with which we have time brokerage agreements or that we will receive the anticipated revenue from the sale of advertising for such programming.

Under a typical joint sales agreement, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately owned and licensed station in the same market. It also involves the provision by the selling party of certain sales, accounting and services to the station whose advertising is being sold. Unlike a time brokerage agreement, the typical joint sales agreement does not involve operating the station’s program format. The FCC has eliminated rules that make television joint sales agreements attributable to the marketing station.

In a shared services agreement, one station provides services, generally of a non-programming nature, to another station in the same market. This enables the recipient of the services to save on overhead costs.

As part of its increased scrutiny of television and radio station acquisitions, the Department of Justice, or DOJ, has stated publicly that it believes that time brokerage agreements and joint sales agreements could violate the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSRA, if such agreements take effect prior to the expiration of the waiting period under the HSRA. Furthermore, the DOJ has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Antitrust Act and has challenged them in certain locations. The DOJ also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to television and radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. See Item 1A, “Risk Factors” below.

Digital Television Services. The FCC has implemented digital television service in the United States. Implementation of digital television has improved the technical quality of television signals and provides broadcasters the flexibility to offer new services, including high-definition television and broadband data transmission.

The FCC has required full-power and Class A television stations in the United States to operate in digital television since July 13, 2023. We timely completed the digital transition of all of our full-power and Class A television stations to the digital mode and those of our low-power stations where we believed it was in our best interest to do so.

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

In order to achieve this spectrum reallocation, Congress enacted legislation and the FCC established a mechanism for broadcasters to participate in a “voluntary incentive auction” in which interested station owners would offer the spectrum usage rights of their stations in a “reverse auction”, providing spectrum usage rights for wireless operators to purchase in a simultaneous or future “forward auction”. Through a series of rulemaking proceedings, the FCC established how stations would be valued, what percentage of the auction payments would go to broadcasters, and what rights, if any, stations that relinquished spectrum usage rights or stations agreeing to share spectrum usage rights would retain following the completion of the auction process. The incentive auction process resulted in the FCC recovering from broadcasters 84 MHz, or the equivalent of 14 television channels of 6 MHz each. Following the completion of the auction process in April 2017, the FCC provided for a repacking of the television band, commencing in late 2018 and extending until mid-2020, in order to deal with the reduction in spectrum available for over-the-air broadcast stations. This repacking has had an impact on certain of our full-service and Class A stations which have been relocated across the spectrum band. The FCC has used certain of the proceeds derived from the auction to reimburse broadcasters for certain costs associated with such repacking. Where our stations are affected by the repacking, we have sought and received reimbursement from these funds to limit the economic impact of repacking on us. We have completed the repacking of all of our repacked full-service and Class A stations in compliance with the FCC’s schedule for undertaking the transition to post-auction channels.

In the reverse auction process, we returned the spectrum for four of our full-service and Class A stations and we received proceeds of approximately $264 million in 2017. Under the terms of the incentive auction, stations that returned their spectrum were entitled to engage subsequently in channel sharing arrangements. Under a channel sharing arrangement, a station that has returned spectrum (known as a sharee) enters into an agreement, meeting certain requirements set by the FCC, with another station that has not returned spectrum (known as the sharer), and the two parties then divide the authorized spectrum of the sharer enabling both to continue to transmit programming but with smaller amounts of bandwidth. A reduction in bandwidth may reduce the ability of a station in offering multicast programming and the revenue that can be derived from such service. In the case of two of our stations that returned spectrum, they are engaged in channel sharing with other of our stations. In the case of the other two stations, we entered into channel sharing agreements with third parties and expended certain of the incentive auction proceeds as consideration for the third parties to serve as our hosts. In the case of our Washington, D.C. Class A station, we ended our channel sharing arrangement as of December 31, 2021 and commenced a new channel-sharing agreement on December 29, 2022.

The reduction in available spectrum arising from the post-auction repacking process may also have a detrimental impact on low-power stations (other than Class A stations), which are not protected owing to their secondary status.

Human Capital Management

As of December 31, 2022, we had approximately 1,262 employees in approximately 38 countries worldwide. Approximately 548 employees were employed in the United States and approximately 714 employees were employed in foreign countries.

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

Our overall commitment to our employees has extended to the COVID-19 pandemic. During the height of the pandemic, we implemented a work-from-home policy for our employees in several of the jurisdictions where we operate, which policy we believe delivered a sense of safety. We adopted additional safety measures in several of our jurisdictions for our employees who do not work from home, including our employees who provide essential services on-site. These measures included distancing and masking requirements, where appropriate, and communications regarding our policies and procedures related to the pandemic. We have regularly reviewed changing circumstances during the pandemic and have adjusted, and intend to further adjust, these measures, as may be appropriate, from time to time.

ITEM 1A. RISK FACTORS

Summary

This summary is qualified in its entirety by the specific risk factors that follow this summary, as well as other risk factors contained throughout this report and referred to herein.

Investors in our company should be aware of significant risk factors, including the following:

•
If we fail to maintain and grow relationships with media companies and advertisers.
•
If we fail to respond to technological changes and market conditions in the digital advertising industry.
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
•
The success of our strategy to compete in primarily emerging economies, including consumer acceptance of our services in those markets.
•
Challenges integrating any acquisitions that we undertake.
•
Because, in certain cases, we have guaranteed payment of net fees to the media companies for which we act as commercial partner.
•
Risks to our IT infrastructure from breaches and other cybersecurity incidents.
•
Our ability to comply with rapidly changing laws in the United States and certain of the countries in which we operate in the areas of protection of personal data, data privacy and similar consumer protections.
•
The increased costs of compliance with rapidly evolving legislation and regulations affecting our digital operations in the United States, certain states and certain countries in which we operate, including protection of personal data, data privacy and similar consumer protections.
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
•
The highly competitive nature of the television and radio industries in which we operate are subject to changing technologies, and we may not be able to compete successfully.
•
The impact of changes in the competitive landscape or technology on our ability to monetize our spectrum assets.
•
We do not have long-term commitments from our advertisers.
•
Cancellations or reductions of advertising.
•
Risks associated with the creditworthiness of our key advertisers.
•
Risks associated with the general trend of declining audiences in our televisions and audio segments.
•
Risks that retransmission consent agreements may be terminated or not extended.

•
Retransmission consent revenue may not continue to grow at recent rates.
•
TelevisaUnivision’s ownership of our Class U common stock may make some transactions difficult or impossible to complete without its consent.
•
If our network affiliation or other contractual relationships with broadcast networks, particularly TelevisaUnivision, change in an adverse manner.
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
•
The current economic environment and state of the capital markets, resulting from the COVID-19 pandemic or otherwise.
•
We may never realize the full value of our intangible assets.
•
Fluctuations in foreign exchange rates in our overseas operations.
•
Failure to maintain or renew our FCC broadcast licenses could cause a default under our 2017 Credit Facility and cause an acceleration of our indebtedness.
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

Risks in Our Digital Operations

If we fail to maintain and grow our relationships with media companies, our business, results of operations and financial condition could be adversely affected.

In our digital commercial partnerships business, we act as an intermediary between primarily global media companies and advertisers in 40 countries. Our continued success depends, among other things, on our ability to maintain existing relationships with these entities and develop new relationships with such entities.

We must maintain existing relationships with media companies and the digital platforms they own and operate, as well as develop new relationships with such media companies. We currently have commercial agreements, many of which are exclusive, with Meta, Spotify, ByteDance, Twitter and certain other owners of digital platforms. Some of these agreements provide that we are the only authorized intermediary for advertisers to acquire digital advertising inventory for that platform in a specific geographic market. The agreements we have entered into with these media companies provide, among other things, that we act as their representative and sell their digital advertising inventory, and achieve certain minimum target sales during specified periods of time. These commercial agreements typically have a six-month to one-year term and are subject to renewal upon expiration or are renewed automatically except for prior notice of termination. The commercial terms under these agreements, including but not limited to the amount of revenue we earn, are subject to renegotiation when they are renewed. Additionally, many of these agreements may be terminated upon notice or upon our failure to sell a minimum amount of digital advertising inventory, at our partners’ discretion. Any such changes or terminations could materially and adversely affect our revenues and results of operations, alter or result in the termination of our relationship with such media company and/or result in our withdrawal from a given geographic market.

If we fail to maintain and grow our relationships with our advertising customers, our business, results of operations and financial condition could be adversely affected.

Our advertising customers consist of businesses or their ad agencies that place advertisements for these businesses. The agreements we typically enter into with our advertising customers or their ad agencies typically provides for a range of services, including securing advertising insertions on a digital platform, and may provide for certain managed services. Since these agreements typically do not require our advertising customers or their ad agencies to use our services exclusively, they may use other digital advertising companies – our competitors – or place ads directly with those media companies that provide such option in target markets. We must also provide our services in a way that satisfies our advertising customers or their ad agencies. Accordingly, we cannot assure you that we will be able to maintain our existing relationships with our advertising customers or their ad agencies, or develop new relationships with advertising customers or their ad agencies. They may also allocate advertising budgets towards digital platforms with which we do not have commercial agreements. If we fail to retain or expand our existing advertiser base or increase the amount of advertising purchases they make through us, our revenues and results of operations could be materially and adversely affected.

Reduced advertising inventory or advertising channels, changes in the exclusivity of our commercial partnerships or attractiveness of certain advertising channels, could have a material adverse effect on our business, results of operations and financial condition.

We act as an intermediary between primarily global media companies and advertising customers and/or their advertising agencies. In several jurisdictions we serve as the exclusive authorized commercial partner for specific media companies in relation to the sale of media inventory. The amount, quality, type and cost of advertising inventory available through our digital commercial partnerships are subject to fluctuation. Any decrease in the availability of inventory through certain channels, whether due to a decrease in inventory, a loss of our exclusive partner status or otherwise, could reduce the services we offer to our advertising customers or their ad agencies and decrease the perceived value or effectiveness of those services.

Changes in the attractiveness of inventory offered by our digital commercial partners, due to events outside our control, including changes in regulatory scrutiny, may affect our advertising customers’ desire to place advertising on certain channels and therefore reduce demand for the inventory we sell. For example, increased regulation on advertising platforms by U.S. and foreign regulators might affect the availability of inventory through Smadex or the global media companies who are our commercial partners, or reduce the value of such inventory to our customers. We may not be able to predict changes in advertiser demand for the inventory offered by any of our digital commercial partners. If we fail to maintain a diversified mix or consistent supply of quality inventory for any reason, a possible decrease in the demand for our services could have a material adverse effect on our business, results of operations and financial condition.

Economic volatility and market conditions beyond our control could adversely affect advertising spending by customers, lead to loss of customers, digital commercial partners and reduction in advertising inventory, resulting in a material adverse effect on our business, results of operations and financial condition.

Our business depends on the overall demand for advertising and on the economic health of our advertising customers or their ad agencies that use our services. Economic downturns or unstable market conditions, in the United States or in the foreign jurisdictions where we operate, have from time to time in the past caused, and may in the future again cause, advertisers to decrease advertising budgets and thereby decreasing the amounts our customers spend on advertising, which could have a material adverse effect on our business, results of operations and financial condition.

New and existing technologies and changes in third party platforms that modify the digital advertising marketplace and how advertising is conducted online could have a material adverse effect on our business, results of operations and financial condition.

Our industry is subject to rapid and frequent changes in technology, including introduction of privacy-forward technologies aimed at limiting or blocking digital advertising and customized or targeted advertising. This may include technologies such as global privacy controls which reduce the ability to serve customized advertising as well as technology that blocks advertising altogether, which may have the effect of adversely affecting our ability to direct advertising at specific audiences and demographics. Such actions could reduce the value of our services, and have a material adverse effect on our business, results of operations and financial condition.

Further unanticipated changes by third party platforms can impact our ability to use data to serve or customize advertising and affect the performance of Smadex or the global media companies who are our commercial partners, resulting in a reduction of advertising expenditures by our customers. The blocking or limiting third party cookies by Google, Apples and possibly others, on which we rely to optimize the performance of our customers’ advertising and provide value to our customers, could have a material adverse effect on our business, results of operations and financial condition.

New and enhanced technologies and methodologies for digital advertising are being developed, including alternatives for third party cookies. As we develop and provide new products and services, they may be subject to different legal and regulatory challenges, or may not be as effective as the current technology that is used, which could have a material adverse effect on our business, results of operations and financial condition.

The digital advertising industry is evolving quickly and is highly competitive, and we may not remain competitive in the market.

The digital advertising industry experiences consistent changes in technology, evolving customer needs and demand, as well as frequent entry and departures of competing companies, products and services in the market. The market share and offerings of certain companies may change due to strategic alliances, mergers or acquisitions which could compromise the availability of advertising inventory, the development of competing technology, products or services, and change the relationships we have with current or potential customers and the primarily global media companies who are our partners. For example, our customers may acquire or develop platforms that compete with our advertising services, which could lead to a loss of customers and potential loss of market share. If we are unable to adapt to and compete with such changes, there could be a material adverse effect on our business, results of operations and financial condition.

If we fail to respond to changes in the digital advertising industry, our business may become less competitive.

Our business depends not only on our ability to effectively service the existing media companies and advertisers or their ad agencies, with which we have relationships, but to develop new solutions in order to meet the changing needs of media companies and advertisers or their ad agencies. Digital platforms are quickly evolving, while both media companies and advertisers or their ad agencies are learning more about the digital advertising industry. As advertisers further develop their own technological knowledge that would allow them to navigate the digital advertising market themselves, and to the degree that digital platforms become more directly accessible to advertisers, our role as an intermediary between media companies and advertisers could become less attractive, resulting in a material adverse effect on our business, results of operations and financial condition.

Revenue in our digital segment depends significantly on our ability to adapt to rapidly changing technology, as well as customer preferences and expectations as a result thereof.

Our industry is subject to rapid and frequent changes in technology, evolving customer needs and interests and the frequent introduction by our competitors of new and enhanced services. We must constantly make investment decisions regarding services and technology to meet customer demand and evolving industry standards. If new or existing competitors have more attractive services, we may lose advertising customers or advertising customers may decrease their use of our services. New customer demands, superior competitive services or new industry standards could require us to make unanticipated and costly changes to our digital platforms or business model. If we fail to adapt to our rapidly changing industry or to evolving customer needs, demand for our services could decrease and our business and results of operations may be materially and adversely affected.

We compete with media companies themselves, as well as with other digital advertising companies.

We compete both with other digital advertising companies and with large media companies themselves that sell their own advertising inventory directly to advertisers or their ad agencies. The decision of such media companies to compete with us may be unrelated to the results we achieve under the commercial agreements we have with such companies.

Furthermore, if we fail to respond to changes in the rapidly evolving digital advertising industry, our business model may become less attractive to media companies. Although historically global media companies have been slow to open offices in emerging economies, they may elect to do so in the future, which could materially and adversely affect our business and results of operations.

The digital advertising market is relatively new and depends on acceptance in the emerging economies in which we our digital operations are primarily focused.

The digital advertising market is relatively new and may not sustain high levels of demand and market acceptance. While display advertising, such as print advertising, has been used successfully for decades, digital advertising on mobile, social media and other devices and platforms, is less well established. We depend, in part, on a broad level of acceptance and expansion of digital advertising, especially in the emerging economies which are the focus of our digital operations. If demand for digital advertising does not continue to grow or if digital advertising solutions do not achieve widespread acceptance in the markets where we compete, our revenue and results of operations could be materially and adversely affected.

We must access digital advertising inventory on a regular basis to grow our business.

Our revenue derives from placing digital advertisements on third-party digital platforms. We do not own or operate these platforms, or the advertising inventory, upon which advertisements are placed. The commercial agreements we enter into with media companies for which we act as commercial partner do not include long-term obligations requiring them to make their inventory available to us for sale to our advertising customers or their ad agencies. Moreover, many of these agreements may be terminated upon notice or upon our failure to sell a minimum amount of digital advertising inventory, at our partners’ discretion. Even though digital advertising inventory has tended to exceed the demand for digital advertising, leading to excess inventory available to advertisers, we cannot guarantee that, if demand for digital advertising continues to grow, we will continue to have ready access to adequate levels of digital advertising inventory to satisfy customer demand.

To date, we have relied, and currently expect to continue to rely, on commercial partnerships with a small number of large media companies for the majority of our digital segment revenue.

We derive the majority of our digital segment revenues from a small number of global media companies for which we act as commercial partner. For the years ended December 31, 2022 and 2021, revenue from the top five global media companies for which we act as commercial partner accounted for 60% and 61% of our consolidated revenue, respectively. For the years ended December 31, 2022 and December 31, 2021, Meta alone accounted for 49% and 55% of our consolidated revenue, respectively.

We expect that we will continue to depend upon a relatively small number of global media companies for a majority of our digital segment revenue for at least the foreseeable future. The loss of any relationship with one of our existing media company customers, for any reason, could result in a loss of substantial revenue in the foreseeable future, and have a material adverse effect on our business, results of operations and financial condition.

Competition in the geographic markets in which we currently operate and in the future may operate may increase, and existing or new competitors could enter these markets.

Competition in the geographic markets in which we operate, in some of which where we have exclusive commercial agreements as commercial partner, may increase in the future. Our primary competitors are other advertising representation companies and, to an increasing degree, media companies themselves. Certain competitors may seek to gain market share by providing enhanced managed services or offering discount pricing, in response to which we may be required to lower our own fees or may lose business to new competitors. Such developments could materially and adversely affect our business and results of operations.

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

For example, we allocate each of our advertisers a budget that they can use to purchase digital advertising inventory. We base this budget on financial and credit information, including information provided by our advertisers. If an advertiser were to send us inaccurate information, or if we were to fail to analyze the credit worthiness of any customer accurately, among other factors, we may grant an advertiser more favorable credit or payment terms than may prove to be warranted, resulting in its difficulty in fulfilling its financial obligations to us. We would nonetheless be obligated to pay the media company its fees from the advertising placement.

Our systems and IT infrastructure may be subject to security breaches and other cybersecurity incidents.

We rely on the accuracy, capacity and security of our IT systems, some of which are managed or hosted by third parties, and our business operations may involve the transmission and/or storage of data, including in certain instances the PII of our employees and contractual partners and online users. Maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our counterparties, as security breaches, including computer viruses and malware, denial of service actions, misappropriation of data and similar events through the Internet (including via devices and apps connected to the Internet), and through email attachments and persons with access to these information systems, could result in vulnerabilities and loss of and/or unauthorized access to proprietary or confidential information, including but not limited to PII. We may face attempts by hackers, cybercriminals or others with or without authorized access to our systems to misappropriate proprietary information, confidential information, including but not limited to PII, and technology, interrupt our business and/or gain unauthorized access to confidential information, including but not limited to PII. The reliability and security of our IT infrastructure and software, and our ability to expand and update technologies in response to our changing needs, the changing needs of our customers and legislative and/or regulatory requirements in the jurisdictions throughout the world where we operate, is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation, potentially impair our advertisers’ access to Smadex and could potentially cause operational delays and other detrimental impacts on our operations. In addition, we could face enforcement actions by governments in the jurisdictions in which we operate, which could result in fines, penalties and/or other liabilities, which may cause us to incur legal fees and costs and/or additional costs associated with responding to a cyberattack.

Increased regulation regarding cybersecurity may increase our costs of compliance, including fines and penalties, as well as costs of cybersecurity audits and associated repairs or updates to infrastructure, physical systems or data processing systems. Any of these actions could have a material adverse effect on our business and results of operations. Although we maintain insurance coverage to protect us against some of these risks, such coverage may be insufficient to cover all losses or types of claims that may arise in the event we experience a cybersecurity incident, data breach or disruption, unauthorized access or failure of systems.

We are subject to new and rapidly evolving legislation and/or regulations in respect of protection of personal data and any failure by us to comply with these regulations could result in loss of business and/or fines.

The handling and protection of personal information, including but not limited to PII, is regulated in many jurisdictions where we operate, including but not limited to the CCPA in California, the LGPD in Brazil and the GDPR in the E.U. These privacy and data-protection related laws and regulations are evolving rapidly, with new or modified laws and regulations proposed and implemented frequently, and existing laws and regulations subject to new or different interpretations. In particular, the GDPR, which became effective in 2018, poses increased compliance challenges both for companies operating within the E.U. and non-E.U. companies that administer or process certain personal data of E.U. residents. The implementation of the GDPR prompted various other countries to implement or update their own data protection laws and regulations.

Any failure by us to comply with applicable data protection laws and regulations in any of the jurisdiction where we do business could subject us to significant penalties, negative publicity and reputational damage with our advertising customers or their ad agencies, or the media companies for which we act as commercial partner, which in turn could have a material adverse effect on our business, revenue and results of operations.

Our ability to generate revenue in our digital segment depends, in significant part, on our ability to collect data from various sources, which may be restricted by a number of factors, including restrictions imposed by third party technology companies and others.

Our ability to optimize the delivery of digital advertisements depends on our ability to successfully leverage data, including data that we collect from advertisers, publishers and third parties, as well as our own operating history. Using cookies and non-cookie based mechanisms, we collect information about the interactions of online users with advertisers and publishers’ digital properties, including, for example, information about the placement of advertisements and users’ interactions with our customers’ websites or advertisements. Our ability to successfully leverage such data depends, in significant part, on our continued ability to access and use such data, which could be restricted by a number of factors, including new developments in, or new interpretations of, laws, regulations and industry standards, consumer choice, changes in technology, including changes in web browser technology, increased visibility of consent or “do not track” mechanisms or “ad-blocking” software, and restrictions imposed by large software companies and platform providers, web browser developers or other software developers.

For example, mobile operating system and browser providers have announced product changes as well as future plans to limit the ability of app developers to collect and use data to target and measure advertising. Currently, three major web browsers - Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge – block third-party cookies by default. Google has introduced new controls over third-party cookies in its Chrome web browser and has announced plans to phase out support for third-party cookies in Chrome by 2024. In 2021, Apple made certain changes to its products and data use policies in connection with the release of its iOS 14 operating system that reduce the ability to target and measure advertising. These types of restrictions could reduce the budgets marketers are willing to commit to us and other advertising platforms, and as a result could have a material adverse effect on our revenue and results of operations.

Proposed legislation or regulations involving certain media companies with which we do business in our digital operations could have an impact on our business.

From time to time, legislatures and regulatory agencies in the United States or other jurisdictions in which we operate, have adopted or proposed legislation and regulations, including restrictions or outright bans, on the operations of certain global media companies in such jurisdiction, including one global media company with which we act as a digital commercial partner outside the United States. While we cannot at this time determine whether or how any such proposals would affect our digital operations, revenue and results of operations, potentially the costs to monitor such developments in a large number of jurisdictions worldwide where we currently operate and may operate, the costs to comply with any such legislation and regulations which may be adopted in any such jurisdictions, and the costs to modify the way we currently do business to comply with any such legislation and regulations, could be significant.

Our international operations subject us to significant costs and risks, which risks may increase if and as our overseas operations continue to expand.

Our international digital operations subject us to many risks associated with supporting a rapidly growing business across many cultures, customs, monetary, legal and regulatory systems, primarily in emerging economies. We currently have personnel in 40 countries on five continents, and the countries in which our personnel are located and in which we operate includes primarily emerging economies. Such general risks include but are not limited to geopolitical concerns, local politics, governmental instability, socioeconomic disparities, fiscal policies, high inflation and hyper-inflation, currency fluctuations, currency exchange controls, restrictions on repatriating foreign-derived profits to the United States, local regulatory compliance, punitive tariffs, unstable local tax policies, trade embargoes, import and export license requirements, trade restrictions, greater difficulty collecting accounts receivable, unfamiliarity with local laws and regulations, differing legal standards in enforcing or defending our rights in courts or otherwise, the possibility of less favorable intellectual property protection than is provided in the United States, changes in labor conditions, difficulties in staffing and managing international operations, difficulties in finding personnel locally who are capable of complying with the financial and reporting requirements of U.S. reporting companies, actions taken by foreign governments to respond to localized public health emergencies, such as recent quarantines and travel restrictions related to the COVID-19 pandemic, and other cultural differences. Foreign economies may differ favorably or unfavorably from the U.S. economy in growth of gross domestic product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions, and in many other respects.

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
•
significant administrative costs and risks associated with compliance with local laws and regulations, including relating to privacy and data security such as the GDPR in the E.U. and the LGPD in Brazil;
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

Foreign exchange controls and other restrictions on the movement of capital out of certain jurisdictions or otherwise may adversely affecting our ability to repatriate funds.

We keep cash and cash equivalents in certain jurisdictions that have foreign exchange controls, including Argentina, Brazil, India, Nigeria, Pakistan and South Africa, which could result in restrictions on the movement of capital, including our ability to repatriate funds to the United States. Certain other jurisdictions in which we currently or may in the future operate, also have or may have foreign exchange controls or restrictions on the movement of capital, including restrictions on repatriation of funds. Generally speaking, foreign exchange controls take different forms, but may include restrictions on the amount of funds that can be transferred or dividends that can be paid upstream to us from such jurisdictions. For example, in certain jurisdictions, including Argentina, India and South Africa, we must obtain regulatory approval prior to the repatriation of funds from these jurisdictions. We work to obtain applicable approvals in the jurisdictions that impose these controls and restrictions, but we cannot provide any assurance that such approvals will be obtained in a timely manner, or at all. These exchange control measures may also prevent or restrict the ability to hold foreign currency in cash within the relevant jurisdiction. If we are unable to transfer such amounts from such jurisdictions when and as needed, we will remain subject to foreign exchange risk relating to such retained funds denominated in local currencies, to the extent we cannot convert such funds into other currencies (whether as a result of foreign exchange restrictions in such jurisdictions or any restrictions on transferring funds out of such jurisdictions). This may subject us to significant foreign exchange risk, which could have an adverse effect on our results of operations, liquidity and financial condition.

In addition, repatriations of funds from other jurisdictions may be subject to withholding, income and other taxes under the laws of those jurisdictions. If our international locations are unable to repatriate funds and/or make other payments or transfers of funds to us when needed, we may be unable to satisfy certain of our financial obligations, which could adversely affect our business, results of operations and cash flow
.

Political instability and greater government control of society and local economies are not uncommon in many emerging economies, including some of the markets in which we operate and may operate in the future.

We operate in 40 countries. The governments of some of the countries in which we operate, primarily emerging economies, often exercise significant influence or control over such countries’ economies. In addition, due to a certain level of political instability, changes in government, regimes or political philosophy as a result of democratic or non-democratic actions, may result in changes in policy and regulations. These changes could be sudden and fundamental. Some of such actions and resulting changes may include, among other things:

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

Subject to certain restrictions contained in the 2017 Credit Agreement, we plan to continue to evaluate opportunities to make future acquisitions as opportunities present themselves, in a manner that is consistent with our overall acquisition strategy. We cannot accurately predict the timing, size, and success of any currently planned or future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Additionally, unforeseen expenses, delays and competition frequently encountered in connection with pursuing acquisition targets could inhibit our growth and have an adverse effect on our competitive position and results of operations.

We also may be unable to effectively complete an integration of acquired businesses with our own or achieve our desired operating, growth, and performance goals for acquired businesses. The integration of acquired businesses involves numerous risks, including:

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

We cannot assure you that we would be successful in overcoming problems encountered in connection with any acquisitions, and our inability to do so could have a material adverse effect on our competitive position and results of operations.

We may be subject to intellectual property rights claims by third parties, which may be extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Third parties may assert claims of infringement of intellectual property rights in proprietary technology against us for which we may be liable. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from operating our business. Although third parties may offer a license to their technology, the terms of any offered license may not be satisfactory to us and the failure to obtain a license or the costs associated with any license could have a material adverse effect to our business, results of operations and financial condition. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed such claimant's patents or copyrights, royalties or other fees. Any of these events could have a material adverse effect to our business, results of operations and financial condition.

Risks in our Television and Audio Operations

We operate in highly competitive industries subject to changing technologies, and we may not be able to compete successfully.

We operate in highly competitive industries. Our television stations and radio stations compete for audiences and advertising with other television stations, radio stations and digital media platforms, as well as with other forms of media and content delivery. Advances in technologies or alternative methods of content delivery, as well as changes in audience or advertiser expectations driven by changes in these or other technologies and methods of content delivery across our segments, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, text messaging, streaming video and downloaded content from mobile phones, tablets and other personal video and audio devices. For example, streaming services and devices that allow users to view or listen to television or radio programs on a time-shifted, on-demand basis, and technologies which enable users to fast-forward or skip advertisements altogether, such as DVRs and mobile devices, have caused and are continuing to cause changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could have a material adverse effect on our advertising revenue and results of operations.

In addition, further increases in the use of mobile devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could have a material adverse effect on our advertising revenue and results of operations. Additionally, MVPDs, direct-to-home satellite operators, and other sources have implemented OTT services (operated by MVPDs and others, including Dish Network, AT&T/DirecTV, YouTube and Sony) that allow them to transmit targeted programming or limited bundles of broadcast and non-broadcast programming, that may or may not include our stations, over the Internet to audiences, potentially leading to increased competition for viewers in our markets. New technologies and methods of buying advertising present an additional competitive challenge, as competitors offer products and services such as the ability to purchase advertising programmatically or bundled offline and online advertising, aimed at capturing advertising spend that previously went to broadcasters.

Our inability, for technological, business or other reasons, to adapt to changes in program offerings and technology on a timely and effective basis, exploit new sources of revenue from these changes, or to enhance, develop, introduce and deliver compelling advertising solutions in response to changing market conditions and technologies or evolving expectations of advertisers may have a material adverse effect on our business and results of operations.

Changes in the competitive landscape or technology may impact our ability to monetize our spectrum assets.

With the proliferation of mobile devices, new and expanding mechanisms for the distribution of video programming, and advances in technology that have freed up spectrum capacity, the monetization of our spectrum usage rights has become an integral part of our business in recent years. We rely on the demand to broadcast multicast networks and demand from telecommunications operators to operate interference free in our markets in order to monetize our spectrum. There are no assurances that this demand will continue in future periods. Additionally, program offerings and how they are made available as well as technology involving the utilization of spectrum are evolving rapidly. If we are not able, for technological, business or other reasons, to adapt to these changes in technology on a timely and effective basis, our ability to monetize our spectrum assets could be affected and have an adverse effect on our results of operations.

We do not have long-term commitments from our advertisers, and we may not be able to retain or attract new advertisers or their ad agencies.

Most of our advertising customers or their ad agencies do business with us by requesting that we place insertion orders for advertising. Typically, these insertion orders may be cancelled by our customers or their ad agencies prior to the completion of the campaign without penalty, subject to payment for advertisements that have already been delivered. Our success depends, in part, upon our ability to secure repeat business from existing advertisers, while expanding the number of advertisers for which we provide services. Because we do not have long-term agreements with advertisers, we cannot guarantee that our current advertisers will continue to use our services, or that we will be able to replace advertisers who cease using our services with new advertising customers. These events, were they to occur, would adversely affect our revenue and results of operations, especially if we are unable to replace such advertising purchases. Many of our expenses are based, at least in part, on our expectations of future revenue and are therefore relatively fixed once budgeted. Therefore, weakness in advertising sales would have a material adverse effect on our revenue and results of operations.

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

Periodic economic downturns may result in financial instability or other adverse effects for many of our advertisers and other strategic business partners. Disruption of the credit markets, a prolonged recession and/or sluggish economic growth in future periods could adversely affect our customers’ ability to access credit which supports the continuation and expansion of their businesses and could result in advertising or broadcast cancellations or suspensions, payment delays or defaults by our customers.

We are a party to various retransmission consent agreements that may be terminated or not extended following their current termination dates.

If our retransmission consent agreements are terminated or not extended following their current termination dates, our ability to reach MVPD subscribers and, thereby, compete effectively, may be adversely affected, which could have a material adverse effect on our business and results of operations.

Retransmission consent revenue may not continue to grow at recent rates and are subject to other factors.

While we expect the amount of revenues generated from our retransmission consent agreements to continue to grow in dollar terms in the near-term and beyond, the rate of growth of such revenue may not continue at recent or current rates and may be detrimentally affected by a variety of factors. The principal factor is the reduction in subscribers as existing subscribers elect to terminate service, thereby reducing the subscriber base on which retransmission consent payments are determined. Other factors that may have an adverse effect on such revenues are network program suppliers seeking reverse network compensation, the growing concentration in the MVPD industry, and the resistance of MVPDs to continue to compensate broadcasters adequately for the programming that they deliver. All of these factors may result in the amounts that MVPDs are willing or able to pay for our programming being adversely affected.

We face declining audiences in our television and audio segments.

In general, our television and audio segments face declining audiences, which we believe is present across the broadcast industry, competitive factors with the other major Spanish-language broadcasters, and changing demographics and preferences of audiences in terms of the media they prefer to view, including streaming and social media. We anticipate that these changes in viewer habits will persist and may accelerate for at least the foreseeable future and possibly permanently. Additionally, we have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. As a result of these trends, future revenue and results of operations in our television and audio segments could be materially and adversely affected.

Fluctuations in audience ratings, and its effect on advertising rates and revenue, could have a material adverse effect on our results of operations.

Audience ratings, and their effect on advertising rates and revenue of our individual stations, are subject to fluctuation. Decreases in audience ratings, with potential resulting decreases in advertising rates and revenue, could have a material adverse effect on our results of operations

TelevisaUnivision’s ownership of our Class U common stock may make some transactions difficult or impossible to complete without TelevisaUnivision’s consent.

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

If our network affiliation and/or other contractual relationships with broadcast networks, including but not limited to TelevisaUnivision, change in an adverse manner, it could negatively affect our television ratings, business, revenue, results of operations and financial condition.

Our network affiliations and other contractual relationships with television networks, particularly TelevisaUnivision, are essential to our business, revenue and the results of operations of our television stations. If our network affiliation and/or other agreements or contractual relationship with a network, especially in the case of the TelevisaUnivision network, were terminated, in whole or in part, or if a network, such as TelevisaUnivision, were to stop providing programming to us for any reason and we were unable to obtain replacement programming of comparable quality, it could have a material adverse effect on our business, revenue, results of operations and financial condition.

We regularly engage in discussions with our network partners regarding various matters relating to our contractual relationships. If our network partners were to not continue to provide programming, marketing, available advertising time and other support to us on the same basis as currently provided, or if our affiliation agreements or another contractual relationships with them were to otherwise change in an adverse manner, it could have a material adverse effect on our business, revenue, results of operations and financial condition.

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

Malicious state actors have increased their cyberattacks not only on private and public entities but increasingly are using supply chain attacks to broadly infiltrate numerous users of compromised systems. We may incur significant costs to investigate, eliminate, remediate or alleviate cybersecurity breaches and vulnerabilities and to improve our information security capabilities, and our efforts to protect against such breaches or vulnerabilities may not be successful. Any such compromise of our information security or the third-party providers on which we rely could also result in the unauthorized publication of our confidential business or proprietary information or the unauthorized release of customer or employee data, including but not limited to PII, or a violation of privacy or other laws in the jurisdictions in which we operate. Such incidents could subject us to substantial governmental fines and civil liability as well as potential litigation. Any of the foregoing could irreparably damage our reputation and business and/or expose us to material monetary liability, which could have a material adverse effect on our business, results of operations and financial condition.

Financial Risks

Our substantial level of debt could limit our ability to grow and compete.

Our total indebtedness, net of unamortized debt issuance costs, was $212.5 million as of December 31, 2022. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of the 2017 Credit Agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged all of our domestic assets and our existing and future domestic subsidiaries to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If amounts outstanding under the 2017 Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full the obligation owed to such lender.

Our substantial indebtedness could have important consequences to our business, including without limitation:

•
preventing us, under the terms of the 2017 Credit Agreement, from obtaining additional financing to grow our business and compete effectively;
•
limiting our ability, as a practical matter, to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes; and
•
placing us at a disadvantage compared to those of our competitors who have less debt or fewer restrictions under the terms of the agreements governing their debt.

Historically, we have a history of net losses in some periods and net income in other periods. We have a significant accumulated deficit. Were we to experience net losses again, our ability to comply with the 2017 Credit Agreement and continue to operate our business as it is presently conducted, could be jeopardized.

We reported net income attributable to common stockholders of $18.1 million and had positive cash flow from operations of $78.9 million for the year ended December 31, 2022. We reported net income attributable to common stockholders of $29.3 million and had positive cash flow from operations of $65.3 million for the year ended December 31, 2021. Additionally, as of December 31, 2022, we had an accumulated deficit of $504.4 million. If we were to experience net losses and/or declining net revenue over a period of time, there could be a material adverse effect on our liquidity and capital resources. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to obtain additional equity or debt financing, refinance our existing debt, sell assets and/or curtail certain operations. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. Any default under our 2017 Credit Facility, or inability to renegotiate such agreements or obtain additional financing if needed, would have a material adverse effect on our overall business and financial condition.

Our ability to generate the significant amount of cash needed to service our indebtedness and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. In addition, we may not be able to pay amounts due on our indebtedness.

As of December 31, 2022, we had outstanding total indebtedness, net of unamortized debt issuance costs, of $212.5 million. Our ability to make payments on and refinance our indebtedness, including the amounts borrowed under our 2017 Credit Facility and other financial obligations, and to fund our operations, depends on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which is subject to many factors, including prevailing economic conditions and financial, business and other factors, many of which are beyond our control.

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

We require significant additional capital for general working capital and debt service needs. If our cash flow and existing working capital are not sufficient to fund our general working capital and debt service requirements, we will have to raise additional funds by selling equity, issuing debt, refinancing some or all of our existing debt, selling assets or subsidiaries and/or curtailing certain operations. None of these alternatives for raising additional funds may be available, or available on terms satisfactory to us, in amounts sufficient for us to meet our then requirements. In addition, our ability to raise additional funds and engage in acquisitions and divestitures is limited by the terms of the 2017 Credit Agreement. Our failure to obtain any required new financing may, if needed, could have a material adverse effect on our results of operations and financial condition.

Our advertising revenue can vary substantially from period to period based on many factors beyond our control, including but not limited to those discussed herein. This volatility affects our operating results and may reduce our ability to repay indebtedness or reduce the market value of our securities.

We rely on sales of advertising time for most of our revenues and, as a result, our operating results are sensitive to the amount of advertising revenue we generate. If we generate less revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline. Among other things, our ability to sell advertising time depends on:

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
•
the popularity of our programming on its own and as compared to that of our competition;
•
changes in the makeup of the population in the markets where our television and radio stations are located;
•
the activities of our competitors, including increased competition from other forms of advertising-based media, such as other broadcast television stations, radio stations, MVPDs, Internet and broadband content providers, and publishers and digital advertising technology companies serving the same markets;
•
changes in advertising choices and placements in different media, such as new media, compared to traditional media such as television and radio;
•
revenue in our digital segment depends significantly on our ability to adapt to rapidly changing technology, as well as consumer preferences and expectations as a result thereof; and
•
other factors that may be beyond our control, including without limitation legislative and/or regulatory action affecting any of our operations.

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

Uncertain or adverse economic conditions may have a material adverse effect on our industry, as well as our business, results of operations and financial condition.

Uncertain or adverse economic conditions could have a material adverse effect on the fundamentals of our business, results of operations and/or financial condition. These conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive, services, healthcare, retail, travel, restaurants, and telecommunications industries, which provide a significant amount of our advertising revenue, or who purchase digital advertising through us in our digital segment. There can be no assurance that we will not experience any material adverse effect on our business as a result of current or future economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies in the various jurisdictions in which we operate, for the purpose of stimulating the economy or financial markets, will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers, or our results of operations, financial condition or the trading price of our securities. Potential consequences of the foregoing include:

•
the financial condition of companies that advertise on our stations or who purchase digital advertising through us in our digital segment, which companies may file for bankruptcy protection or face severe cash flow issues, resulting in a significant decline in our advertising revenue;
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

Actual or perceived difficulties in the global capital and credit markets have adversely affected, and uncertain or adverse economic conditions may materially and adversely affect our business, as well as the industries of many of our customers.

Some of the markets and jurisdictions in which our advertisers operate, such as the services, telecommunications, automotive, fast food and restaurants, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. A decline in consumer and business confidence and spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, could adversely affect the business and economic environment in which we operate, which in turn could affect the profitability of our business. Our business is significantly exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners across our business segments. These conditions have resulted, from time to time in the past in our television and audio segments, and could again result in any of our business segments, in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of customer advertising orders, cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. The recurrence of any of these conditions may materially and adversely affect our revenue, results of operations and financial condition. Any future disruption of the credit markets, increases in interest rates and/or sluggish economic growth in future periods could adversely affect our customers’ access to or cost of credit, which supports the continuation and expansion of their businesses, and could result in advertising cancellations or suspensions, payment delays or defaults by our customers.

The current uncertain economic environment resulting from the COVID-19 pandemic and the continuing effects of the pandemic, as well as general economic cycles, may have a material adverse effect on our industry, as well as our business, results of operations and financial condition.

The COVID-19 pandemic caused a severe interruption in daily life and business throughout the United States and around the world, causing concerns about the extent and duration of the resulting economic environment. The continuation or worsening of current economic conditions could have a material adverse effect on the fundamentals of our business, results of operations and financial condition. These conditions could also have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive, services, healthcare, retail, travel, restaurant and telecommunications industries, which provide a significant amount of our advertising revenue, or who purchase digital advertising through us in our digital segment. There can be no assurance that we will not experience any further material adverse effect on our business as a result of the current economic environment, general economic cycles including recessions, or that the actions of the United States Government, Federal Reserve or other U.S. or foreign governmental and regulatory bodies for the purpose of addressing any resurgence of the pandemic, or stabilizing economies or financial markets, will achieve their intended effect.

Potential consequences of the foregoing include:

•
the financial condition of companies that advertise on our stations, which companies might file for bankruptcy protection or face severe cash flow issues, resulting in a significant decline in our advertising revenue;
•
the financial condition of advertising customers or their ad agencies that purchase digital advertising through us in our digital segment;
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

The current uncertain economic environment resulting from the COVID-19 pandemic and the continuing effects of that environment, as well as general economic cycles, and their impact on consumer and general business confidence, could materially and adversely effect on us.

The COVID-19 pandemic created increasingly difficult operational and financial conditions for companies globally. If the current and possible continuing conditions are similar to previous recessions and severe economic downturns, consumer confidence could decline, and business and consumer spending could be curtailed, and could remain so, for an extended period. Consumer purchases of advertising time are sensitive to these conditions and may decline in future periods where disposable income is adversely affected or there is economic uncertainty, whether as a result of the COVID-19 pandemic or otherwise, including general economic cycles such as recessions. The tightening of credit in financial markets also adversely affects the ability of our customers to obtain financing for advertising purchases.

Adverse or uncertain general economic conditions may cause potential customers to cancel, defer or forgo the purchase of advertising time. The consequences of such adverse or uncertain conditions could also include cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. Moreover, insolvencies associated with the economic crisis resulting from the pandemic, or general economic cycles including recessions, could adversely affect our business through the loss of carriers and customers or by hampering our ability to sell advertising or generate retransmission consent revenue. Additionally, reduced levels of staffing due to possible layoffs in such situations could also have a negative impact on our business by spreading our personnel resources too thinly and not being able to cover all of our customer markets as effectively as in most economically robust periods. The occurrence of any one or more of these conditions may materially and adversely affect our results of operations, cash flow and financial condition.

Current uncertain economic conditions may affect our financial performance or our ability to forecast or budget for our business with accuracy.

Our operations and performance depend significantly on U.S. and, increasingly, international, economic conditions and their impact on purchases of advertising by our customers. As a result of the economic environment resulting from the COVID-19 pandemic and general economic cycles including recessions, general economic conditions may not improve, or even deteriorate significantly, through future periods in 2023 and possibly beyond, depending upon the extent and duration of the pandemic and the rate at which economies recover, and the duration and extent of any recession that may occur. As a result, economic conditions may remain volatile and uncertain for the foreseeable future.

We believe that if this uncertainty continues in future periods, our customers may alter their purchasing activities in response to then current economic conditions, and, among other things, our customers may change or scale back future purchases of advertising. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results. It is currently unclear as to what overall effect the current economic conditions and uncertainties will continue to have on the marketplace and our future business. If we are unable to adequately respond to or forecast further changes in demand for advertising if current economic conditions persist or deteriorate further, our business, results of operations and financial condition may be materially and adversely affected.

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets.

Goodwill and intangible assets totaled $356.3 million and $344.8 million at December 31, 2022 and 2021, respectively, primarily attributable to acquisitions in prior years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value.

Goodwill and indefinite life intangible assets are tested annually on October 1 for impairment, or more frequently if events or changes in circumstances indicate that our assets might be impaired. Such circumstances may include, among other things, a significant decrease in our operating performance, decrease in prevailing broadcast transaction multiples, deterioration in broadcasting industry revenues, adverse market conditions, a significant decrease in our market capitalization, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors. Appraisals of any of our reporting units or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of our intangible assets. Any determination of impairment of our goodwill or other intangibles could have a material adverse effect on our financial condition.

Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.

We prepare our financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, the disclosure of contingent assets and liabilities, and our financial statements. We are also required to make certain judgments that affect the reported amounts of revenue and expenses during each reporting period. We periodically evaluate our estimates and assumptions, including those relating to the valuation of intangible assets, investments, income taxes, stock-based compensation, reserves, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable at the time we make those assumptions, based on specific circumstances. Actual results could differ materially from our estimated results. Additionally, changes in accounting standards, assumptions or estimates may have a material adverse effect on our results of operations, cash flows and financial condition.

We expect to experience fluctuations in foreign exchange rates in our overseas operations, which may increase if and as our overseas operations expand.

Our digital segment engages in business operations involving a large number of currencies.

Our consolidated financial statements of our operations outside the United States are translated into U.S. Dollars at the average exchange rates in each applicable period. To the extent that the U.S. Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions will result in reduced revenue and operating expenses for our international operations. Similarly, to the extent that the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue and operating expenses for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign operations into U.S. Dollars in consolidation. In addition, we may have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. Moreover, some of the countries in which our digital segment operates, including Mexico, Argentina and Brazil, have experienced significant and sometimes sudden devaluations of their currency over time, which could magnify these fluctuations, should they happen again in the future.

Regulatory Risks

Legislation and regulation of the digital advertising businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our business model.

U.S. and foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising activities and the use of consumer data in digital advertising. Such legislation or regulations could increase our cost of doing business, and could reduce the demand for our digital advertising solutions, materially and adversely affecting our digital operations and results of operations.

Several states have enacted laws which affect the collection, use, retention, protection, disclosure, transfer and other processing of personal data, particularly in relation to digital advertising services, which can limit the data available for use in Smadex or the global media companies who are our commercial partners and to optimize our customers’ advertising impressions. New laws and regulations can further increase our current cost of compliance, limit our ability to collect and process personal data, expose us to regulatory investigations and civil actions, and cause us to change our business practices. Because these are new laws in the United States, they are also subject to interpretation and evolving regulation, it is possible that these laws and related regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other laws and regulations to which we are subject or our business practices. These laws and regulations may also impose obligations that are inconsistent with or interfere with our ability to comply with other legal obligations. Uncertainty and varying compliance efforts can further increase our cost of compliance and add complexity to our operations, which may have a material adverse effect on our business and results of operations.

Privacy legislation in other jurisdictions also continues to evolve. Such legislation will require additional compliance measures, which can incur addition costs and expose us to increased regulatory scrutiny, which may increase the cost and complexity of delivering our services. We may also be required to change our current practices regarding the volume of personal data that can be collected and used for our business purposes, including by our customers. This could have a negative effect on the value and efficiency of our services, resulting in a material adverse effect on our business and results of operations.

Our failure to comply with rapidly changing laws and regulations could subject us to enforcement action, fines and reputational harm, resulting in a material adverse effect on our business, results of operations and financial condition.

Data protection and privacy-related laws and regulations are evolving rapidly and are expected to continue to do so both in the United States and many other jurisdictions in which we operate and may operate in the future. Ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions could result if we are unable to comply with numerous regulatory schemes in all the jurisdictions in which we operate. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws and regulations, including laws and regulations governing privacy, data security or consumer protection, could result in proceedings against us by governmental entities, consumers or others. Any such proceedings could force us to spend significant amounts in defense of these proceedings, distract our management, result in fines or require us to pay significant monetary damages, damage our reputation, materially and adversely affect the demand for our services, increase our costs of doing business or otherwise cause us to change our business practices or limit or inhibit our ability to operate or expand our digital operations.

Measures we take to protect PII and other confidential information, as required by the laws and regulations to which we are subject, may not be effective, and could expose us to significant liability.

While we take measures to protect the security of information, including PII, that we collect, use and disclose in the operation of our business, such measures may not always be effective. Software bugs, malware, theft, misuse, defects, vulnerabilities in our products and services, and security breaches expose us to a risk of loss or improper use and disclosure of such information, which could result in litigation and other potential liability, including regulatory fines and penalties, as well as reputational harm.

Our reliance on third parties to perform certain functions could expose us to significant liability based on their actions or inactions.

Because, at times, we rely on third parties to perform functions on our behalf, non-compliance by these third parties with laws and regulations relating to the services they provide to us, as well as their failure to secure adequately the information that we entrust to them, may subject us to additional legal exposure. The increased regulatory scrutiny of data practices has complicated the process of engaging third party service providers and performing due diligence and supplier management processes, and limited some parties’ willingness to share, process or store data that supports consumer marketing and advertising, which could also have a material adverse effect on our business and results of operations.

If we cannot renew our FCC broadcast licenses, our broadcast operations would be impaired, which could have a material and adverse effect on our business, results of operations and financial condition.

Our television and radio businesses depend upon maintaining our broadcast licenses, which are issued by the FCC. The FCC has the authority to renew licenses, not renew them, renew them only with significant qualifications, including renewals for less than a full term, or revoke them. Beginning in September 2019 and continuing through December 2022, we (along with all other FCC radio and television licensees) submitted applications to renew the FCC licenses of each of our radio and television stations. Although a substantial majority of our radio station licenses and many of our television station licenses have been renewed for their full terms in the ordinary course, we cannot guarantee that our future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could materially and adversely affect our operations. Failing to renew any of our stations’ main licenses would prevent us from operating the affected stations, which could materially and adversely affect our business, results of operations and financial condition. If we renew our licenses with substantial conditions or modifications (including renewing one or more of our licenses for less than the standard term of eight years), it could have a material adverse effect on our business, results of operations and financial condition.

Any failure to maintain our FCC broadcast licenses could cause a default under our 2017 Credit Facility and cause an acceleration of our indebtedness.

Our 2017 Credit Facility requires us to maintain our FCC licenses. If the FCC were to revoke or place significant limitations on any of our material licenses, our lender could declare us in default under the 2017 Credit Agreement. Among the consequences in the event of a default thereunder could be a declaration by our lenders that all amounts outstanding under the 2017 Credit Facility are immediately due and payable. If our indebtedness is accelerated, we may not have sufficient funds to pay the amounts owed.

Displacement of any of our low-power television stations (other than Class A stations) could cause our ratings and revenue for any such station to decrease.

We own and operate a number of television stations in the FCC’s low-power television service. Our low-power television stations operate with less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations (but not our Class A television stations) are treated as a secondary service. If any or all of our low-power stations are found to cause interference to full-power stations or sufficient channels become unavailable to accommodate incumbent broadcast television stations, owing to the relocation of full-power stations to fewer channels as part of the incentive auction repacking process, we could be required to eliminate the interference, terminate service, or consider other options, including channel sharing arrangements. In a few urban markets where we operate, including San Diego, there are a limited number of alternative channels to which our low-power television stations can migrate. As a result of the elimination of part of the broadcast spectrum or otherwise, we conducted a review of our low-power television stations that resulted in the return of certain of our licenses as we seek to optimize our low-power station portfolio.

Because our full-power television stations rely on retransmission consent rights to obtain MVPD carriage, new laws or regulations that eliminate or limit the scope of our MVPD carriage rights or affect how we negotiate our agreements, could have a material adverse effect on our television operations.

We no longer rely on “must carry” rights to obtain the retransmission of our full-power television stations on MVPDs. New laws or regulations could affect retransmission consent rights and the negotiating process between broadcasters and MVPDs and this in turn may affect our negotiating strategies and the economic results we achieve in such negotiations. For instance, the inability of non-common owners of television stations in a television market to negotiate with MVPDs has an impact on our negotiating arrangements with TelevisaUnivision.

As we have come to the end of the term of our carriage agreement with TelevisaUnivision for certain of our markets, we have had to confront retransmission consent agreements that are conditioned on the carriage of Univision or UniMás Network programming. In the absence of such programming, our stations in affected markets have faced the loss of carriage on MVPDs until the commencement of the next carriage election cycle, where we may choose to elect must carry treatment.

Our low-power television stations do not have MVPD “must carry” rights. Some of our low-power television stations are carried on MVPDs as they provide broadcast programming the MVPDs desire or are part of the retransmission consent agreements to which we are a party. Where MVPDs are not contractually required to carry our low-power stations, we face future uncertainty with respect to the availability of MVPD carriage for our low-power television stations.

Carriage of our signals on DBS services is subject to DBS companies providing local broadcast signals in the television markets we serve and our decision as to the terms upon which our signals will be carried.

SHVIA allowed DBS television companies, which are currently DirecTV and Dish Network, to transmit local broadcast television station signals back to their subscribers in local markets. In exchange for this privilege, SHVIA required that in television markets in which a DBS company elects to pick up and retransmit any local broadcast station signals, the DBS provider must also offer to its subscribers signals from all other qualified local broadcast television stations in that market. Our broadcast television stations in markets for which DBS operators have elected to carry local stations have previously obtained carriage under this “carry one/carry all” rule.

SHVIA expired in 2004 and Congress adopted SHVERA, which expired in 2009, but was extended in May 2010 by STELA. STELA and STELAR provide further five-year extensions. The TVPA has made these provisions permanent.

Changes in the FCC’s ownership rules could lead to increased market power for our competitors or could place limits on our ability to acquire stations in certain markets.

As required by the Communications Act and as the regulator of over-the-air broadcasting, the FCC, both on a quadrennial basis and in individual proceedings, continues to review its policies for the ownership of both radio and television stations. To date, only a reduction in the nationwide television cap, to 39% of the viewing public, has been the subject of federal legislation. The impact of changes in the FCC’s rules as to how many stations a party may own, operate and/or control, and how these are counted, depends on whether the FCC expands its ownership limits, as it has done in the past, or adopts new limits on ownership, as it has also done as in the case of time brokerage and joint sales agreements. In the case of the former, expanding ownership limits could result in our competitors’ ability to increase their ownership presence in the markets in which we operate. In the case of the latter, as has been discussed herein in connection with the UHF discount and attribution of joint sales agreements, we may be unable to acquire stations in markets where additional station ownership would enable us to achieve operating efficiencies or grow our broadcasting business. The 2014 Quadrennial Review, the one most recently completed, resulted in the adoption of changes to the FCC’s ownership rules that we had deemed favorable to us.

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

With the advent of mobile wireless communications and its use not only for voice but for broadband distribution, the need for spectrum has grown. The FCC has sought to increase the amount of spectrum available for use by wireless broadband services at the expense of over-the-air broadcast services. Available sources of such spectrum are limited and the spectrum allotted for television broadcasting has been identified as spectrum that the FCC seeks to recover in part and make available for wireless broadband use. In 2017, the FCC conducted an incentive auction involving relinquishing and repurposing broadcast spectrum usage rights that have been auctioned off for what is expected to be wireless service use. While existing broadcasters that did not relinquish spectrum usage rights as part of the incentive auction are entitled to have their service protected, the future of broadcasting with a smaller and repacked broadcast band is now a reality. In this regard, it cannot be certain how the FCC’s efforts to secure additional spectrum for mobile wireless communications and the incentive auction, including the results of our participation in the incentive auction process and repacking processes that accompanied the redistribution of reduced broadcast spectrum, will affect television broadcasting in general and our operations in particular. There are significant political, legal and technical issues to overcome and be considered by us as the changes in spectrum operation and usage occur.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, or the FCPA, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in certain countries, including some of the countries in which we operate. If our competitors engage in these practices, they may receive preferential treatment, , giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new business, which would put us at a disadvantage. Although we inform our own personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties under the FCPA, with respect to which there is robust enforcement in the United States.

Investor Risks

Stockholders who desire to change control of our company may be prevented from doing so by provisions of our certificate of incorporation and the 2017 Credit Agreement. In addition, other agreements contain provisions that could discourage a takeover.

The provisions of our Class U common stock, contained in our Second Amended and Restated Certificate of Incorporation, or our certificate of incorporation, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. The provisions of our certificate of incorporation could diminish the opportunities for a stockholder to participate in tender offers. In addition, under our certificate of incorporation, our board of directors may issue preferred stock on terms that could have the effect of delaying or preventing a change in control of our company. The issuance of preferred stock could also negatively affect the voting power of holders of our common stock. The provisions of our certificate of incorporation may have the effect of discouraging or preventing an acquisition or sale of our business.

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

Depending upon our future results of operations, and our ability to further reduce costs as necessary and comply with our financing agreements, we may require additional equity or debt financing. If future funds are raised through issuance of stock or convertible debt, these securities could have rights, privileges and preference senior to those of our Class A common stock. The sale of additional equity securities or the issuance of securities convertible into or exchangeable for Class A common stock or other of our equity securities could also result in dilution to our current stockholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us or at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Monica, California. We lease approximately 16,000 square feet of space in the building housing our corporate headquarters under a lease that was most recently amended as of June 7, 2022. The lease, as amended, provides that we will relocate and expand our corporate headquarters within the same building to a space consisting of approximately 38,000 square feet, at which point the term of the lease will be extended until January 31, 2034. We moved into temporary premises in December 2022 pending the build-out of the permanent premises and expect to complete our relocation into the permanent premises during the first half of 2023.

We also lease approximately 41,000 square feet of space in the building housing our radio network headquarters in Los Angeles, California, under a lease that we terminated as of September 30, 2022. In respect of this termination, we paid a termination fee of approximately $0.4 million as of September 30, 2022. We will continue to lease this space on a month-to-month basis and intend on relocating all of our personnel into our new, permanent premises in Santa Monica
.

The types of properties required to support each of our television stations, radio stations and digital operations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We also own the buildings and/or land used for office, studio and tower facilities at certain of our television and/or radio properties. We own substantially all of the equipment used in our television and radio broadcasting business. We believe that all of our facilities and equipment are adequate to conduct our present operations. We also lease certain facilities and broadcast equipment in the operation of our business. See Note 8 to Notes to Consolidated Financial Statements.

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

As of March 13, 2023, there were approximately 97 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by S&P Global Market Intelligence, depicts our performance for the period from December 31, 2017 through December 31, 2022, as measured by total stockholder return calculated on a dividend reinvestment basis, on our Class A common stock, compared with the total return of the S&P 500 Index, the S&P Broadcasting & Cable TV Index and the Dow Jones U.S. Media Index. This graph assumes $100 was invested in each of our Class A Common Stock, the S&P 500 Index, the S&P Broadcasting & Cable TV Index and the Dow Jones U.S. Media Index, as of the market close on December 31, 2017. Starting in our Annual Report on Form 10-K for the year ended December 31, 2021, we added the Dow Jones U.S. Media Index, which was not included in the years prior to 2021, to reflect that we are a U.S.-based media company that has diversified our operations beyond broadcasting to include our digital operations. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Entravision Communications Corporation, the S&P 500 Index, the S&P Broadcasting Index,

and the Dow Jones U.S. Media Index

Total Return Performance
Index Value
250
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Entravision Communications Corporation
S&P 500 Index
S&P Broadcasting Index
Dow Jones U.S. Media Index

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Entravision Communications Corporation	100.00	42.71	41.03	46.04	115.59	83.42
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P Broadcasting Index	100.00	87.90	95.70	83.44	79.36	55.54
Dow Jones U.S. Media Index	100.00	95.84	126.17	154.57	144.79	86.82

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	260,000	$2.48	(2)	6,240,838

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

As of December 31, 2022, we have repurchased a total of 1.8 million shares of our Class A common stock under the new share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of December 31, 2022.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2022, 2021 and 2020 and consolidated financial condition as of December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

The discussion and analysis of our financial condition and results of operations for 2022 compared to 2021 appears below. As permitted by SEC rules, we have omitted the discussion and analysis of our financial condition and results of operations for 2021 compared to 2020. See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2021, for this discussion.

OVERVIEW

We are a leading global advertising solutions, media and technology company. Our operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. Our digital segment, whose operations are primarily located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. Our television and audio operations reach and engage U.S. Hispanics in the United States. For financial reporting purposes, we report in three segments based upon the type of advertising medium: digital, television and audio (formerly radio). Our net revenue for the year ended December 31, 2022 was $956.2 million. Of that amount, revenue attributed to our digital segment accounted for approximately 78%, revenue attributed to our television segment accounted for approximately 15%, and revenue attributed to our audio (formerly radio) segment accounted for approximately 7%.

We provide digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four business units:

•
our digital commercial partnerships business;
•
Smadex, our programmatic ad purchasing platform;
•
our mobile growth solutions business; and
•
our digital audio business.

Through our digital commercial partnerships business – the largest of our digital business units – we act as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies we represent include Meta (formerly known as Facebook Inc.), Twitter, ByteDance, which owns the TikTok platform, and Spotify, as well as other media companies, in 30 countries throughout the world. Our dedicated local sales teams sell advertising space on these media companies' digital platforms to our advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. We also provide some of our advertising customers billing, technological and other support, including strategic marketing and training, which we refer to as managed services.

Smadex is our programmatic ad purchasing platform, on which advertisers can purchase ad inventory. This practice – the purchase and sale of advertising inventory electronically – is referred to in our industry as programmatic advertising. Smadex is also a “demand-side" platform, which allows advertisers to purchase space from online marketplaces on which media companies list their advertising inventory. Most advertisements acquired through Smadex are placed on mobile devices, but they may also be placed on computers and Internet-connected televisions. We also provide managed services to some of our advertising customers in connection with their use of our Smadex platform.

We also offer a mobile growth solutions business, which provides managed services to advertisers looking to connect with consumers, primarily on mobile devices. This business allows us to manage programmatic media buys for our advertising customers or their ad agencies through multiple ad purchasing platforms in real time across multiple channels.

Our digital audio business provides digital audio advertising solutions for advertisers in the Americas. Our advertising customers and their ad agencies use these solutions to promote their brands on online audio streams, and provides them with tools to target specific users by demographic and geographic categories.

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

In our digital segment, we generate revenue primarily from sales of advertising that are placed by our advertising customers or their ad agencies on the digital platforms of third-party media companies for which we act as commercial partner or placed directly with online digital marketplaces through our Smadex platform. In our television and audio segments, we generate revenue primarily from sales of national and local advertising time on television stations and radio stations, retransmission consent agreements that are entered into with MVPDs and agreements associated with our television stations’ spectrum usage rights. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. In our digital segment, we recognize advertising revenue when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. In our television and audio segments, we recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers across any of our operations and, consequently, they may cancel, reduce or postpone orders without penalties. In our television and audio segments, we pay commissions to agencies for local and national advertising. For contracts we have entered into directly with agencies, we record net revenue from these agencies.

We refer to the revenue generated by agreements with MVPDs as retransmission consent revenue, which represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We recognize retransmission consent revenue earned as the television signal is delivered to an MVPD.

Our FCC licenses grant us spectrum usage rights within each of the television markets in which we operate. These spectrum usage rights give us the authority to broadcast our stations’ over-the-air television signals to our viewers. We regard these rights as a valuable asset. With the proliferation of mobile devices and advances in technology that have freed up spectrum capacity, the monetization of our spectrum usage rights has become a significant source of revenue in recent years. We generate revenue from agreements associated with these television stations’ spectrum usage rights from a variety of sources, including but not limited to agreements with third parties to utilize spectrum for the broadcast of their multicast networks; charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with our broadcasting operations; and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements. Revenue generated by such agreements is recognized over the agreement of the lease or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference. In addition, subject to certain restrictions contained in our 2017 Credit Agreement, we will consider strategic acquisitions of television stations to further this strategy from time to time, as well as additional monetization opportunities expected to arise as the television broadcast industry implements the standards contained in ATSC 3.0.

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

Highlights

During 2022, our consolidated revenue increased to $956.2 million from $760.2 million in the prior year, primarily due to an increase in advertising revenue in our digital segment, an increase in political advertising revenue in our television and radio segments, and an increase in local advertising revenue in our audio segment. Revenue from political advertising represented a company record for any election cycle, including prior presidential cycles. These increases were partially offset by decreases in local and national advertising revenue, retransmission consent revenue and spectrum usage rights revenue in our television segment, and a decrease in national advertising revenue in our radio segment.

Net revenue for our digital segment increased to $747.1 million in 2022, from $555.3 million in 2021. This increase of approximately $191.8 million was primarily due to advertising revenue growth from our digital commercial partnerships business. In addition, the increase was due to revenue generated by the companies we acquired or in which we made investments, as more fully described below.

As part of the expansion of our digital segment we engaged in several transactions during the years ended December 31, 2022 and 2021:

•
On July 1, 2021 we acquired 100% of the issued and outstanding shares of stock of MediaDonuts, a digital advertising solutions company in Southeast Asia.;
•
On September 1, 2021 we acquired the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock, as of which date we own 100% of the issued and outstanding shares of stock of Cisneros Interactive;
•
On November 1, 2021 we acquired 100% of the issued and outstanding shares of stock of 365 Digital, a digital advertising solutions company headquartered in South Africa;
•
On August 3, 2022 we made an investment in exchange for approximately 15% of the issued and outstanding shares of stock of Jack of Digital, a digital marketing services company that serves as the exclusive advertising sales partner of ByteDance in Pakistan; and
•
On August 5, 2022 we made a loan to an entity affiliated with owners of a majority interest in Adsmurai, a company engaged in the sale and marketing of digital advertising, which loan is convertible into a majority of the issued and outstanding shares of Adsmurai stock;

Each of these acquisitions and investments began to contribute to our financial results in our digital segment in the quarter beginning with the date of the respective investment or acquisition.

Net revenue for our television segment decreased to $144.7 million in 2022, from $146.8 million in 2021. This decrease of approximately $2.1 million was primarily due to a decreases in local and national advertising revenue, a decrease in spectrum usage rights revenue, and a decrease in retransmission consent revenue. These decreases were mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. The decrease was partially offset by an increase in political advertising revenue. We generated a total of $36.0 million in retransmission consent revenue for the year ended December 31, 2022 compared to $37.0 million for the year ended December 31, 2021. We generated a total of $6.0 million in spectrum usage rights revenue for the year ended December 31, 2022 compared to $6.2 million for the year ended December 31, 2021.

Net revenue for our audio segment increased to $64.4 million in 2022, from $58.0 million in 2021. This increase of approximately $6.4 million was primarily due to increases in political advertising revenue and local advertising revenue, partially offset by a decrease in national advertising revenue.

The Impact of the COVID-19 Pandemic on our Business

This section of this report should be read in conjunction with the rest of this item, “Forward-Looking Statements” and Notes to Consolidated Financial Statements appearing herein, for a more complete understanding of the impact of the COVID-19 pandemic on our business.

The COVID-19 pandemic did not have a material effect on our business, from both an operational and financial perspective, during the year ended December 31, 2022. Subject to the extent and duration of possible resurgences of the pandemic from time to time and the continuing uncertain economic environment that has resulted, in part, from the pandemic, we anticipate that the pandemic will continue to have little or no material effect on our business, from both an operational and financial perspective, in future periods. Nonetheless, we cannot give any assurance whether a resurgence or more prolonged impact of the pandemic in any location where our operations have employees or where we operate would not adversely affect our operations and/or results of operations.

We have elected to defer the employer portion of the social security payroll tax (6.2%) as provided in the Coronavirus Aid, Relief and Economic Security Act of 2020, commonly known as the CARES Act. The deferral was effective from March 27, 2020 through December 31, 2020. The deferred amount is considered to be timely paid if 50% is paid by December 31, 2021 and the remainder is paid by December 31, 2022. During the year ended December 31, 2021, we paid 50% of the deferred amount and paid the remainder of the deferred amount on or before December 31, 2022.

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

Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2022, 2021 and 2020, retransmission consent revenue accounted for approximately $36.0 million, $37.0 million and $36.8 million, respectively, of which $24.9 million, $25.9 million and $26.8 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Acquisitions and Dispositions

Cisneros Interactive

On October 13, 2020, we acquired from certain individuals (collectively, the “Cisneros Sellers”), 51% of the issued and outstanding shares of stock of a digital advertising solutions company that, together with its subsidiaries, does business under the name Cisneros Interactive. The acquisition, funded from cash on hand, included a purchase price of approximately $29.9 million in cash. We concluded that the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock was considered to be a noncontrolling interest.

In connection with the acquisition, we also entered into a Put and Call Option Agreement (the “Cisneros Put and Call Agreement”). Subject to the terms of the Cisneros Put and Call Agreement, if certain minimum EBITDA targets are met, the Sellers had the right (the “Cisneros Put Option”), between March 15, 2024 and June 13, 2024, to cause us to purchase all (but not less than all) the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock at a purchase price to be based on a pre-determined multiple of six times Cisneros Interactive’s 12-month EBITDA in the preceding calendar year. The Cisneros Sellers also had the right to exercise the Cisneros Put Option upon the occurrence of certain events, between March 2022 and April 2024.

Additionally, subject to the terms of the Cisneros Put and Call Agreement, we had the right (the “Cisneros Call Option”), in calendar year 2024, to purchase all (but not less than all) the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock at a purchase price to be based on a pre-determined multiple of six times of Cisneros Interactive’s 12-month EBITDA in calendar year 2023.

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.

As a result of the Cisneros Put Option and Call Option redemption features, and because the redemption was not solely within our control, the noncontrolling interest was considered redeemable, and was classified in temporary equity within our Consolidated

Balance Sheets initially at its acquisition date fair value. The noncontrolling interest was adjusted each reporting period for income (or loss) attributable to the noncontrolling interest as well as any applicable distributions made. Since the noncontrolling interest was not then redeemable under the terms of the Cisneros Put and Call Agreement and it was not probable that it would become redeemable, we were not required to adjust the amount presented in temporary equity to its redemption value in prior periods. The fair value of the redeemable noncontrolling interest which includes the Cisneros Put and Call Agreement recognized on the acquisition date was $30.8 million.

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

The fair value of the assets acquired included trade receivables of $50.5 million. The gross amount due under contract was $54.0 million, of which $3.5 million was expected to be uncollectable. Subsequent to the initial purchase price allocation, and during the measurement period, we increased other assets and deferred tax by $2.1 million and $0.3 million, respectively, and decreased goodwill by $1.8 million, to reflect final tax amounts.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to our digital segment and is attributable to Cisneros Interactive’s workforce and synergies from combining Cisneros Interactive’s operations with our operations.

On September 1, 2021, we acquired the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock, and as of that date we own 100% of the issued and outstanding shares of stock of Cisneros Interactive. As consideration for the acquisition of the remaining 49% of the issued and outstanding shares of Cisneros Interactive Stock, we agreed to pay the Cisneros Sellers contingent earn-out payments, based on a predetermined multiple of six times Cisneros Interactive’s 12-month EBITDA targets in calendar years 2021, 2022 and 2023, each divided by three, and an additional payment equal to $10,000,000, less an amount (up to $10,000,000) equal to 49 percent of any amounts paid by Cisneros Interactive for future acquisitions. The fair value of the contingent consideration recognized on the acquisition date was $84.4 million, which was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on our management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 6.5% to 7.2% over the three-year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. We recognize any future changes in fair value of the contingent liability in earnings.

As part of our acquisition of the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock, the Cisneros Put and Call Agreement was terminated effective September 1, 2021. Applicable accounting guidance requires changes in our ownership interest while we retain controlling financial interest in our subsidiary to be accounted for as an equity transaction. Therefore, no gain or loss was recognized in relation to the acquisition of the remaining 49% of the issued and outstanding shares of stock of Cisneros Interactive. As of the acquisition date, the carrying amount of the noncontrolling interest was adjusted to reflect the change in our ownership interest, and the difference between the fair value of the contingent consideration and the amount by which the noncontrolling interest was recognized as a decrease to paid-in capital in the Consolidated Balance Sheets and the Statements of Stockholders' Equity.

Effective December 31, 2021, we agreed to pay certain of the Cisneros Sellers who are individual persons an accelerated earn-out in the aggregate amount of $14.7 million based on the EBITDA for calendar year 2021, which was paid in January 2022.

As of December 31, 2021 the contingent liability was adjusted to its current fair value of $97.1 million, of which $44.6 million is a current liability and $52.5 million is a noncurrent liability. The change in the fair value of the contingent liability of $12.7 million expense is reflected in the Consolidated Statements of Operations.

In April 2022, we paid all the Cisneros Sellers an earn-out in the aggregate amount of $28.9 million based on the final EBITDA for calendar year 2021. Additionally, effective September 13, 2022, the Company agreed to pay Sorin Properties, S.L., one of the Cisneros Sellers, an accelerated earn-out of $21.7 million based on EBITDA for the four prior fiscal quarters, which amount was paid in September 2022.

As of December 31, 2022 the contingent liability was adjusted to its current fair value of $41.4 million, of which $30.0 million is a current liability and $11.4 million is a noncurrent liability. The change in the fair value of the contingent liability of $9.6 million expense is reflected in the Consolidated Statements of Operations..

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in thousands):

	Years Ended December 31,
	2021	2020
Beginning balance	$33,285	$-
Initial fair value of redeemable noncontrolling interests	-	30,762
Net income (loss) attributable to redeemable noncontrolling interest	5,938	2,523
Acquisition of redeemable noncontrolling interest	(39,223)	-
Ending balance	$-	$33,285

During the year ended December 31, 2021 Cisneros Interactive generated net revenue and net income of $453.9 million and $12.1 million, respectively. During the year ended December 31, 2020, since the acquisition date, Cisneros Interactive generated net revenue and net income of $89.2 million and $5.1 million, respectively.

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

In thousands, except share and per share data	Year Ended
December 31,
2020
Pro Forma:
Total revenue	$488,137
Net income (loss) attributable to common stockholders	$(86)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$(0.00)

Weighted average common shares outstanding, basic and diluted	84,231,212

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

As noted above, the acquisition of MediaDonuts includes a contingent consideration arrangement that requires additional consideration to be paid by us to the selling stockholders of MediaDonuts, based on a pre-determined multiple of MediaDonuts' 12-month EBITDA targets in calendar years 2021 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $20.3 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 5.8% to 6.7% over the three year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

As of December 31, 2021 the contingent liability was adjusted to its current fair value of $15.8 million, all of which is a noncurrent liability. The change in the fair value of the contingent liability for the year ended December 31, 2021 of $4.5 million income is reflected in the Consolidated Statements of Operations.

As of December 31, 2022 the contingent liability was adjusted to its current fair value of $22.2 million, of which $6.5 million is a current liability and $15.7 million is a noncurrent liability. The change in the fair value of the contingent liability for the year ended December 31, 2022 of $6.4 million expense is reflected in the Consolidated Statements of Operations.

The fair value of the assets acquired included trade receivables of $9.9 million. The gross amount due under contract was $10.2 million, of which $0.3 million was expected to be uncollectable.

During the year ended December 31, 2021 MediaDonuts generated net revenue and net income of $30.9 million and $5.6 million, respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to our digital segment and is attributable to MediaDonuts' workforce and expected synergies from combining MediaDonuts' operations with our operations.

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

In thousands, except share and per share data	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Pro Forma:
Total revenue	$781,835	$372,519
Net income (loss) attributable to common stockholders	$32,997	$(522)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.39	$(0.01)
Net income (loss) per share, attributable to common stockholders, diluted	$0.38	$(0.01)

Weighted average common shares outstanding, basic	85,301,603	84,231,212
Weighted average common shares outstanding, diluted	87,910,603	84,231,212

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

As noted above, the acquisition of 365 Digital includes a contingent consideration arrangement that requires additional consideration to be paid by us to the selling stockholders of 365 Digital, based on a pre-determined multiple of 365 Digital's 12-month EBITDA targets in calendar years 2022 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $2.0 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 7.6% to 8.3% over the three year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

As of December 31, 2021 the contingent liability has been reflected in the Consolidated Balance Sheet as noncurrent liabilities of $2.0 million and has not changed materially between the acquisition date and December 31, 2021.

As of December 31, 2022 the contingent liability was adjusted to its current fair value of $0.2 million, all of which is a noncurrent liability. The change in the fair value of the contingent liability for the year ended December 31, 2022 of $1.8 million income is reflected in the Consolidated Statements of Operations.

The fair value of the assets acquired included trade receivables of $1.1 million. The gross amount due under contract was $1.1 million, of which a de minimis amount was expected to be uncollectable.

During the year ended December 31, 2021 365 Digital generated net revenue and net income of $1.9 million and $0.1 million, respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to our digital segment and is attributable to 365 Digital's workforce and expected synergies from combining 365 Digital's operations with our operations.

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

In thousands, except share and per share data	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Pro Forma:
Total revenue	$762,300	$344,965
Net income (loss) attributable to common stockholders	$30,642	$(3,747)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.36	$(0.04)
Net income (loss) per share, attributable to common stockholders, diluted	$0.35	$(0.04)

Weighted average common shares outstanding, basic	85,301,603	84,231,212
Weighted average common shares outstanding, diluted	87,910,603	84,231,212

Variable Interest Entities

Adsmurai

On August 5, 2022, we made a loan in the principal amount of €12,535,000 (approximately $12.8 million as of that date) to an entity affiliated with owners of a majority interest in Adsmurai, S.L. (“Adsmurai”), a company engaged in the sale and marketing of digital advertising. The loan has a two-year term, bears interest at a rate of 5% annually, and can be converted into 51% of the issued and outstanding shares of stock of Adsmurai at our sole discretion. If we elect not to convert the loan, the borrower has the option to repay the loan at maturity either in cash or with 51% of the issued and outstanding shares of stock of Adsmurai.

We have determined for accounting purposes that (i) Adsmurai is a VIE because the equity investors at risk, as a group, lack the characteristics of a controlling financial interest; and (ii) we are the primary beneficiary because the conversion right gives us the power to direct the activities of the entity that most significantly impact the entity’s economic performance. See Note 2 to Notes to Consolidated Financial Statements for more details.

We have determined that Adsmurai is a business and has accounted for its consolidation under the provisions of ASC 805, “Business Combinations”, and included Adsmurai's results of operations since the date of the loan in our Consolidated Statements of Operations. We are in the process of completing the purchase price allocation for Adsmurai. The following is a summary of the preliminary purchase price allocation (in millions):

Cash	$7.4
Accounts receivable	12.2
Other assets	0.7
Fixed assets	2.8
Intangible assets subject to amortization	8.2
Goodwill	13.0
Current liabilities	(14.4)
Deferred tax	(2.0)
Debt	(2.8)
Noncontrolling interest	(12.3)
Convertible loan	(12.8)

Intangible assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Advertiser relationships	$4.7	7.0
Existing technology	2.4	5.0
Trade name	1.1	5.0

The fair value of the trade receivables is $12.2 million. The gross amount due under contract is $12.3 million, of which $0.1 million is expected to be uncollectable.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to Adsmurai’s workforce and synergies from combining Adsmurai’s operations with those of ours.

Subsequent to the consolidation through December 31, 2022, we consolidated Adsmurai's revenues of $31.7 million, and net income of $2.0 million.

The following unaudited pro forma information has been prepared to give effect to our consolidation of Adsmurai as if the transaction had occurred on January 1, 2021. This pro forma information was adjusted to exclude acquisition fees and costs of $0.6 million for the year ended December 31, 2022, which were expensed in connection with the transaction. This pro forma information does not purport to represent what our actual results of operations would have been had this transaction occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Year Ended
	December 31,
	2022	2021
Pro Forma:
Total revenue	$984,566	$801,436
Net income (loss) attributable to common stockholders	$19,283	$29,696

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.23	$0.35
Net income (loss) per share, attributable to common stockholders, diluted	$0.22	$0.34

Weighted average common shares outstanding, basic	85,391,163	85,301,603
Weighted average common shares outstanding, diluted	87,769,762	87,910,603

Jack of Digital

On August 3, 2022, we made an investment of $0.1 million in cash in exchange for approximately 15% of the issued and outstanding stock of Jack of Digital, a digital marketing services company that serves as the exclusive advertising sales partner of ByteDance in Pakistan.

We have determined for accounting purposes that (i) Jack of Digital is a VIE because the equity investors at risk, as a group, lack the characteristics of a controlling financial interest; and (ii) we are the primary beneficiary because we have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. See Note 2 to Notes to Consolidated Financial Statements for more details.

Subsequent to the consolidation through December 31, 2022, we consolidated Jack of Digital's revenues of $1.7 million, and de minimis net income.

The following unaudited pro forma information has been prepared to give effect to our consolidation of Jack of Digital as if the transaction had occurred on January 1, 2021. This pro forma information was adjusted to exclude acquisition fees and costs of $0.3 million for the year ended December 31, 2022, which were expensed in connection with the transaction. This pro forma information does not purport to represent what our actual results of operations would have been had this transaction occurred on such date, nor does it purport to predict the results of operations for any future periods:

In thousands, except share and per share data	Year Ended
	December 31,
	2022	2021
Pro Forma:
Total revenue	$959,693	$761,130
Net income (loss) attributable to common stockholders	$18,602	$29,285

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.22	$0.34
Net income (loss) per share, attributable to common stockholders, diluted	$0.21	$0.33

Weighted average common shares outstanding, basic	85,391,163	85,301,603
Weighted average common shares outstanding, diluted	87,769,762	87,910,603

The table below presents the reconciliation of changes in noncontrolling interests (in thousands):

Year Ended December 31,
2022
Beginning balance	$-
Initial fair value of noncontrolling interests	12,897
Net income (loss) attributable to noncontrolling interest	2,050
Ending balance	$14,947

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

	Years Ended December 31,			% Change	% Change
	2022	2021	2020	2022 to 2021	2021 to 2020
Net Revenue
Digital	$747,103	$555,338	$143,309	35%	288%
Television	144,730	146,839	154,456	(1)%	(5)%
Audio	64,376	58,015	46,261	11%	25%
Consolidated	956,209	760,192	344,026	26%	121%
Cost of revenue - digital	623,916	466,517	106,928	34%	336%
Direct operating expenses
Digital	32,518	25,481	15,227	28%	67%
Television	61,301	63,016	61,145	(3)%	3%
Audio	28,792	27,952	28,537	3%	(2)%
Consolidated	122,611	116,449	104,909	5%	11%
Selling, general and administrative expenses
Digital	41,612	26,123	15,404	59%	70%
Television	20,657	18,381	19,748	12%	(7)%
Audio	12,896	12,081	13,252	7%	(9)%
Consolidated	75,165	56,585	48,404	33%	17%
Depreciation and amortization
Digital	12,148	8,377	2,561	45%	227%
Television	11,126	12,477	12,918	(11)%	(3)%
Audio	2,423	1,566	1,803	55%	(13)%
Consolidated	25,697	22,420	17,282	15%	30%
Segment operating profit (loss)
Digital	36,909	28,840	3,189	28%	804%
Television	51,646	52,965	60,645	(2)%	(13)%
Audio	20,265	16,416	2,669	23%	515%
Consolidated	108,820	98,221	66,503	11%	48%
Corporate expenses	49,404	32,993	27,807	50%	19%
Change in fair value of contingent consideration	14,210	8,224	—	73%	*
Impairment charge	1,600	3,023	40,035	(47)%	(92)%
Foreign currency (gain) loss	2,972	508	(1,052)	485%	*
Other operating (gain) loss	382	(6,998)	(6,895)	*	1%
Operating income (loss)	$40,252	$60,471	$6,608	(33)%	815%
Net income (loss) attributable to common stockholders	$18,119	$29,292	$(3,910)	(38)%	*
Consolidated adjusted EBITDA (1)	$103,090	$88,033	$60,419	17%	46%
Capital expenditures
Television	$5,887	$2,833	$7,184
Digital	6,186	2,073	1,659
Audio	561	705	641
Consolidated	$12,634	$5,611	$9,484
Total assets
Television	$363,904	$433,303	$425,899
Digital	408,027	309,347	196,020
Audio	108,910	108,692	125,426
Consolidated	$880,841	$851,342	$747,345

* Percentage not meaningful.

(1)
Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other operating gain (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from the Federal Communications Commission, or FCC, spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to noncontrolling and to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings. We use the term consolidated adjusted EBITDA because that measure is defined in our 2017 Credit Agreement and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to noncontrolling and to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of December 31): 2022, 1.3 to 1; 2021, 1.6 to 1.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income (loss) and net income (loss). As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important financial line items. Therefore, we consider both non-GAAP and U.S. GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable U.S. GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Consolidated adjusted EBITDA (1)	$103,090	$88,033	$60,419
EBITDA attributable to redeemable noncontrolling interest	—	9,127	3,436
EBITDA attributable to noncontrolling interest	3,399	—	—
Interest expense	(10,876)	(7,020)	(8,265)
Interest income	2,864	245	1,748
Realized gain (loss) on marketable securities	(532)	-	-
Income tax (expense) benefit	(11,559)	(18,679)	(1,506)
Amortization of syndication contracts	(468)	(475)	(504)
Payments on syndication contracts	470	473	458
Non-cash stock-based compensation included in direct operating expenses	(5,694)	(3,234)	(1,247)
Non-cash stock-based compensation included in corporate expenses	(14,340)	(6,361)	(3,878)
Depreciation and amortization	(25,697)	(22,420)	(17,282)
Change in fair value of contingent consideration	(14,210)	(8,224)	—
Other operating gain (loss)	(382)	6,998	6,895
Impairment charge	(1,600)	(3,023)	(40,035)
Non-recurring severance charge	(4,316)	(423)	(1,654)
Dividend income	20	213	28
Net (income) loss attributable to redeemable noncontrolling interest	—	(5,938)	(2,523)
Net (income) loss attributable to noncontrolling interest	(2,050)	—	—
Net income (loss) attributable to common stockholders	18,119	29,292	(3,910)
Depreciation and amortization	25,697	22,420	17,282
Deferred income taxes	(3,708)	14,554	(6,225)
Amortization of debt issue costs	1,314	604	649
Amortization of syndication contracts	468	475	504
Payments on syndication contracts	(470)	(473)	(458)
Non-cash stock-based compensation	20,034	9,595	5,125
(Gain) loss on disposal of property and equipment	(636)	(4,629)	(731)
Realized (gain) loss on marketable securities	532	—	—
Net income (loss) attributable to redeemable noncontrolling interest	—	5,938	2,523
Net income (loss) attributable to noncontrolling interest	2,050	—	—
Impairment charge	1,600	3,023	40,035
Change in fair value of contingent consideration	14,210	8,224	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(9,687)	(49,109)	(20,100)
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	2,017	6,782	11,526
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,377	18,557	17,229
Cash flows from operating activities	$78,917	$65,253	$63,449
(footnotes on preceding page)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Consolidated Operations

Net Revenue. Net revenue increased to $956.2 million for the year ended December 31, 2022 from $760.2 million for the year ended December 31, 2021, an increase of approximately $196.0 million. Of the overall increase, approximately $191.8 million was attributable to our digital segment and was primarily due to advertising revenue growth from our digital commercial partnerships business. In addition, the increase in net revenue in our digital segment was due to our acquisitions and investments, as more fully described under “Highlights” above. In addition, of the overall increase, approximately $6.4 million was attributable to our audio segment primarily due to increases in political advertising revenue and local advertising revenue, partially offset by a decrease in national advertising revenue. The overall increase was partially offset by a decrease of approximately $2.1 million attributable to our television segment, primarily due decreases in local and national advertising revenue, a decrease in spectrum usage rights revenue, and a decrease in retransmission consent revenue. These decreases were mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. The decrease in our television segment revenue was partially offset by an increase in political advertising revenue.

We believe that for the full year 2023, net revenue will increase, primarily as a result of growth in our digital segment and operating Adsmurai for a full year in 2023 compared to approximately five months in 2022.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $623.9 million for the year ended December 31, 2022 from $466.5 million for the year ended December 31, 2021, an increase of $157.4 million, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to our acquisitions and investments, as more fully described under “Highlights” above.

Direct Operating Expenses. Direct operating expenses increased to $122.6 million for the year ended December 31, 2022 from $116.4 million for the year ended December 31, 2021, an increase of approximately $6.2 million. Of the overall increase, approximately $7.0 million was attributable to our digital segment primarily due to an increase in expenses associated with the increase in digital advertising revenue. In addition, the increase in direct operating expenses in our digital segment was due to our acquisitions and investments, as more fully described under “Highlights” above, and due to an increase in non-cash stock-based compensation. In addition, of the overall increase, approximately $0.8 million was attributable to our audio segment, primarily due to an increase in expenses associated with the increase in local advertising revenue. The overall increase was partially offset by a decrease of approximately $1.7 million that was attributable to our television segment and was primarily due to a decrease in expenses associated with the decrease in local and national advertising revenue, partially offset by an increase in non-cash stock-based compensation. As a percentage of net revenue, direct operating expenses decreased to 13% for the year ended December 31, 2022 from 15% for the year ended December 31, 2021, because the rate of increase in revenue exceeded the rate of increase in expenses.

We believe that direct operating expenses will increase during 2023, primarily as a result of growth in our digital segment and operating Adsmurai for a full year in 2023 compared to approximately five months in 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $75.2 million for the year ended December 31, 2022 from $56.6 million for the year ended December 31, 2021, an increase of approximately $18.6 million. Of the overall increase, approximately $15.5 million was attributable to our digital segment and was primarily due to increase in salary expense. In addition, the increase in selling, general and administrative expenses in our digital segment was due to our acquisitions and investments, as more fully described under “Highlights” above. In addition, of the overall increase, approximately $2.3 million was attributable to our television segment, primarily due to an increase in rent expense and an increase in bad debt expense. Additionally, of the overall increase, approximately $0.8 million was attributable to our audio segment, primarily due to an increase in rent expense. As a percentage of net revenue, selling, general and administrative expenses increased to 8% for the year ended December 31, 2022 from 7% for the year ended December 31, 2021, because the rate of increase in expenses exceeded the rate of increase in revenue.

We believe that selling, general and administrative expenses will increase during 2023, primarily as a result of growth in our digital segment and operating Adsmurai for a full year in 2023 compared to approximately five months in 2022.

Corporate Expenses. Corporate expenses increased to $49.4 million for the year ended December 31, 2022 from $33.0 million for the year ended December 31, 2021, an increase of $16.4 million. The increase was primarily due to $8.1 million of severance expense incurred upon the passing of our late Chief Executive Officer, and due to increases in non-cash stock-based compensation and an increase in salaries. As a percentage of net revenue, corporate expenses increased to 5% for the year ended December 31, 2022 from 4% for the year ended December 31, 2021.

We believe that corporate expenses will increase during 2023 compared to 2022, without taking into consideration the expense incurred in 2022 upon the passing of our late Chief Executive Officer.

Depreciation and Amortization. Depreciation and amortization increased to $25.7 million for the year ended December 31, 2022 from $22.4 million for the year ended December 31, 2021, an increase of $3.3 million. The increase was primarily attributable to amortization of the intangible assets from our acquisitions and investments, as more fully described under “Highlights” above.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to our acquisitions of Cisneros Interactive, Media Donuts and 365 Digital, we recognized expense of $14.2 million for the year ended December 31, 2022. As a result of the change in fair value of the contingent consideration related to our acquisitions of Cisneros Interactive and Media Donuts, we recognized expense of $8.2 million for the year ended December 31, 2021.

Foreign currency loss. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result, a portion of our revenues is denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, Uruguayan Pesos, Euros, certain other Latin American currencies and various Asian and African currencies. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our digital business. Foreign currency loss was $3.0 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. Foreign currency gains and losses are primarily due to currency fluctuations that affected our digital segment operations located outside the United States. In our digital operations outside the United States, we typically pay our global media partners in U.S. dollars but bill certain of our customers in their local currency. Therefore, during times of a strengthening U.S. dollar relative to other currencies, we may incur a loss based on the difference in value between what we pay in U.S dollars and what we ultimately receive in a local currency, when expres5sed in U.S. dollars.

Other operating (gain) loss. We had other operating loss of $0.4 million for the year ended December 31, 2022 compared to other operating gain of $7.0 million for the year ended December 31, 2021. This change of $7.4 million was primarily due to gains on assets held for sale in the prior year period, and a decrease in gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum that concluded in 2017.

Impairment. We incurred an impairment charge related to certain FCC licenses in our television and audio segments totaling $1.6 million for the year ended December 31, 2022.

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

Operating Income (Loss). As a result of the above factors, operating income was $40.3 million for the year ended December 31, 2022, compared to operating income of $60.5 million for the year ended December 31, 2021.

Interest Expense, net. Interest expense, net increased to $8.0 million for the year ended December 31, 2022 from $6.8 million for the year ended December 31, 2021, an increase of $1.2 million. This increase was primarily due to a higher interest rate on our debt, partially offset by interest income on our available for sale securities. We anticipate that interest expense will continue to increase in future periods as long as interest rates increase, since our borrowings under the 2017 Credit Facility bear interest at a variable rate.

Realized gain (loss) on marketable securities. Realized loss on marketable securities for the year ended December 31, 2022 was $0.5 million, related to our available for sale securities.

Dividend Income. We had de minimis dividend income for the year ended December 31, 2022. Dividend Income was $0.2 million for the year ended December 31, 2021 due to a dividend received on a cost method investment.

Income Tax Expense or Benefit. Income tax expense for the year ended December 31, 2022 was $11.6 million. The effective tax rate for the year ended December 31, 2022 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets , non deductible executive compensation, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income. Income tax expense for the year ended December 31, 2021 was $18.7 million. The effective tax rate for the year ended December 31, 2021 was different from our statutory rate due to foreign and state taxes, a valuation allowance on deferred tax assets in our Spain, Paraguay and Mexico digital entities, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of certain of our digital operations and certain U.S. Foreign Tax Credit carryovers. As a result of historical losses from our digital operations in Spain, Israel, Uruguay, Panama, Mexico, Argentina, Thailand and Ghana and certain U.S. Foreign Tax Credit carryovers, management has determined that it is more likely than not that deferred tax assets of approximately $4.9 million at December 31, 2022 will not be realized and therefore we have established a valuation allowance in that amount on those assets.

Segment Operations

Digital

Net Revenue. Net revenue in our digital segment increased to $747.1 million for the year ended December 31, 2022 from $555.3 million for the year ended December 31, 2021, an increase of $191.8 million. The increase was primarily due to advertising revenue growth from our digital commercial partnerships business. In addition, the increase in net revenue in our digital segment was due to our acquisitions and investments, as more fully described under “Highlights” above.

Cost of revenue. Cost of revenue in our digital segment increased to $623.9 million for the year ended December 31, 2022 from $466.5 million for the year ended December 31, 2021, an increase of $157.4 million, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to our acquisitions and investments, as more fully described under “Highlights” above. As a percentage of digital net revenue, cost of revenue remained constant at 84% for each of the years ended December 31, 2022 and 2021.

We have previously noted a trend in our digital operations globally whereby revenue is shifting more to programmatic revenue. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this trend, we are offering programmatic alternatives to advertisers, which is putting pressure on margins. Among our programmatic solutions is our Smadex ad purchasing platform. Additionally, we experienced lower margins related to revenue generated from the primarily global media companies for which we act as commercial partner, as a result of relative negotiating strength and industry trends generally. We expect these trends will continue in future periods, likely further resulting in a higher volume, lower margin business in our digital segment. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Direct operating expenses. Direct operating expenses in our digital segment increased to $32.5 million for the year ended December 31, 2022 from $25.5 million for the year ended December 31, 2021, an increase of $7.0 million. The increase was primarily due to an increase in expenses associated with the increase in digital advertising revenue. In addition, the increase in direct operating expenses in our digital segment was due to our acquisitions and investments, as more fully described under “Highlights” above, and due to an increase in non-cash stock-based compensation.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $41.6 million for the year ended December 31, 2022 from $26.1 million for the year ended December 31, 2021, an increase of $15.5 million. The increase was primarily due to increase in salary expense. In addition, the increase in selling, general and administrative expenses in our digital segment was due to our acquisitions and investments, as more fully described under “Highlights” above.

Television

Net Revenue. Net revenue in our television segment decreased to $144.7 million in 2022, from $146.8 million in 2021. This decrease of approximately $2.1 million was primarily due to decreases in local and national advertising revenue, a decrease in spectrum usage rights revenue, and a decrease in retransmission consent revenue. These decreases were mainly attributed to the expiration of our Univision and UniMás network affiliation agreements in Orlando, Tampa and Washington, D.C. on December 31, 2021. The decrease in our television segment revenue was partially offset by an increase in political advertising revenue. We generated a total of $36.0 million in retransmission consent revenue for the year ended December 31, 2022 compared to $37.0 million for the year ended December 31, 2021. We generated a total of $6.0 million in spectrum usage rights revenue for the year ended December 31, 2022 compared to $6.2 million for the year ended December 31, 2021.

In general, our television segment faces declining audiences, which we believe is present across the industry, competitive factors with the other major Spanish-language broadcasters, and changing demographics and preferences of audiences in terms of the media they prefer to view, including streaming and social media. We anticipate that these changes in viewer habits will persist and may accelerate for at least for the foreseeable future and possibly permanently. Additionally, we have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $61.3 million for the year ended December 31, 2022 from $63.0 million for the year ended December 31, 2021, a decrease of approximately $1.7 million. The decrease was primarily due to a decrease in expenses associated with the decrease in local and national advertising revenue, partially offset by an increase in non-cash stock-based compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $20.7 million for the year ended December 31, 2022 from $18.4 million for the year ended December 31, 2021, an increase of approximately $2.3 million. The increase was primarily due to an increase in rent expense and an increase in bad debt expense.

Audio

Net Revenue. Net revenue in our audio segment increased to $64.4 million in 2022, from $58.0 million in 2021. This increase of approximately $6.4 million was primarily due to increases in political advertising revenue and local advertising revenue, partially offset by a decrease in national advertising revenue.

Notwithstanding the foregoing, in general, our audio segment faces declining audiences, which we believe is present across the industry, competitive factors with other major Spanish-language broadcasters, and changing demographics and preferences of listening audiences, including podcasts and other streaming services. We anticipate that these changes in listener habits will persist and may accelerate at least for at least for the foreseeable future and possibly permanently. Additionally, notwithstanding the increases in local advertising revenue, we have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend to continue.

Direct Operating Expenses. Direct operating expenses in our audio segment increased to $28.8 million for the year ended December 31, 2022 from $28.0 million for the year ended December 31, 2021, an increase of approximately $0.8 million. The increase was primarily due to an increase in expenses associated with the increase in local advertising revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our audio segment increased to $12.9 million for the year ended December 31, 2022 from $12.1 million for the year ended December 31, 2021, an increase of approximately $0.8 million. The increase was primarily due to an increase in rent expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income attributable to common stockholders of $18.1 million and $29.3 million for the years ended December 31, 2022 and 2021, respectively, and a net loss attributable to common stockholders of $3.9 million for the year ended December 31, 2020. We had positive cash flow from operations of $78.9 million, $65.3 million and $63.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this annual report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $110.7 million, and available for sale marketable securities in the additional amount of $44.5 million, as of December 31, 2022.

Our liquidity is not materially impacted by the amounts held in accounts outside the United States. The majority of our cash and cash equivalents is held outside the United States, primarily in Uruguay, Spain, Ecuador and Singapore, none of which countries have foreign currency controls. We hold smaller amounts in certain countries that do have foreign currency controls, including South Africa and Argentina, which could impact our ability to freely repatriate such funds from those countries to the United States.

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

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the

Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of December 31, 2022, the interest rate on our Term Loan B was 7.13%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

The amounts outstanding under the 2017 Credit Facility may be prepaid at our option without premium or penalty, provided that certain limitations are observed, and subject to customary breakage fees in connection with the prepayment of a LIBOR rate loan. The principal amount of the Term Loan B Facility shall be paid in installments on the dates and in the respective amounts set forth in the 2017 Credit Agreement, with the final balance due on the Maturity Date

Subject to certain exceptions, the 2017 Credit Facility contains covenants that limit the ability of us and our restricted subsidiaries to, among other things:

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

We did not make prepayments in 2022 and 2021.

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

The carrying amount of the Term Loan B Facility as of December 31, 2022 was $208.1 million, net of $1.2 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of December 31, 2022 was $204.0 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

As of December 31, 2022, we have repurchased a total of 1.8 million shares of our Class A common stock under the new share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of December 31, 2022.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $103.1 million for the year ended December 31, 2022 from $88.0 million for the year ended December 31, 2021, an increase of $15.1 million, or 17%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 11% for the year ended December 31, 2022, from 12% for the year ended December 31, 2021.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of December 31): 2022, 1.3 to 1; 2021, 1.6 to 1.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income (loss) and net income (loss). As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important financial line items. Therefore, we consider both non-GAAP and U.S. GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable U.S. GAAP financial measure, please see page 71.

Cash Flow

Net cash flow provided by operating activities was $78.9 million for the year ended December 31, 2022 compared to net cash flow provided by operating activities of $65.3 million for the year ended December 31, 2021. We had net income of $20.2 million for the year ended December 31, 2022, which included non-cash items such as deferred income taxes of $3.7 million, depreciation and amortization expense of $25.7 million, non-cash stock-based compensation expense of $20.0 million, and impairment charge of $1.6 million. We had net income of $35.2 million for the year ended December 31, 2021, which included non-cash items such as deferred income taxes of $14.6 million, depreciation and amortization expense of $22.4 million, non-cash stock-based compensation expense of $9.6 million, and impairment charge of $3.0 million. We expect to have positive cash flow from operating activities for the 2023 year.

Net cash flow used in investing activities was $60.5 million for the year ended December 31, 2022, compared to net cash flow provided by investing activities of $17.3 million for the year ended December 31, 2021. During the year ended December 31, 2022, we spent $106.4 million on purchases of marketable securities, spent $11.5 million in net capital expenditures, spent $5.2 million on investments in VIEs, net of cash consolidated, received $59.8 million from the sale of marketable securities, and received $2.7 million from the sale of property and equipment and intangibles. During the year ended December 31, 2021, we had proceeds of $27.8 million from the maturity of marketable securities and proceeds of $10.4 million from the sale of property and equipment and intangibles, and we spent $14.3 million on the acquisitions of MediaDonuts and 365 Digital, net of cash acquired, $5.8 million on net capital expenditures, and $0.8 million on the purchase of an investment. We anticipate that our capital expenditures will be approximately $19.5 million during the full year 2023. Of this amount, we expect that approximately $3.9 million will be reimbursed in connection with a new office lease (see Note 20 to Notes to Consolidated Financial Statements). The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $92.8 million for the year ended December 31, 2022, compared to net cash flow used in financing activities of $16.6 million for the year ended December 31, 2021. During the year ended December 31, 2022, we made payments of contingent consideration of $65.3 million, dividend payments of $8.5 million, debt payments of $3.3 million, payments for taxes related to shares withheld for share-based compensation plans of $4.5 million, spent $11.3 million for the repurchase of Class A common stock, and received $0.2 million related to the issuance of common stock upon the exercise of stock options. During the year ended December 31, 2021, we made dividend payments of $8.5 million, principal debt repayments of $3.0 million, payments for financing costs of $0.6 million, and spent $4.7 million for taxes related to shares withheld for share-based compensation plans.

On February 3, 2023, we announced that our Board of Directors approved a quarterly cash dividend to shareholders of $0.05 per share of the Company's Class A and Class U common stock, payable on March 31, 2023. This is double our previous quarterly dividend of $0.025 that was paid quarterly in 2022 and restores the dividend to its pre-pandemic level.

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

Additionally, we are dependent upon one single global media company for the majority of our consolidated revenue, which amounted to approximately 49% and 55% of our consolidated revenue for the years ended December 31, 2022 and 2021, respectively. We expect that dependence will continue. The loss of all or a substantial part of that revenue would have a significant impact on our liquidity and cash flow.

Commitments and Contractual Obligations

Our material contractual obligations at December 31, 2022 which are not reflected as liabilities in the Consolidated Balance Sheets include media research and ratings providers, to provide television and radio audience measurement services, of approximately $7.4 million, and other amounts consist primarily of obligations for software licenses utilized by our sales team of approximately $3.9 million.

We have also entered into employment agreements with certain of our key employees, including Christopher T. Young, Jeffery A. Liberman, Karl Meyer, and Juan Saldivar, and we had an employment agreement with our late Chief Executive Officer, Walter F. Ulloa.

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

Goodwill

We believe that the accounting estimates related to the fair value of our reporting units and indefinite life intangible assets and our estimates of the useful lives of our long-lived assets are “critical accounting estimates” because: (1) goodwill and other intangible assets are our most significant assets, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as on our results of operations, could be material. Accordingly, the assumptions about future cash flows on the assets under evaluation are critical

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We test our goodwill and other indefinite-lived intangible assets for impairment annually on October 1, or more frequently if certain events or certain changes in circumstances indicate they may be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, we must make a series of assumptions about such things as the estimated future cash flows and other factors to determine the fair value of these assets.

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

As of our annual goodwill testing date, October 1, 2022, we had $46.2 million of goodwill in our digital reporting unit. We did not reach a definitive conclusion on the digital reporting unit based on a qualitative assessment alone so we performed a quantitative test and compared the fair value of the digital reporting unit to its carrying amount. The fair value of our digital reporting unit exceeded its carrying value by 65%, resulting in no impairment charge. As discussed in Note 6 to Notes to Consolidated Financial Statements, the calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 4%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 1%.

As of our annual goodwill testing date, October 1, 2022, we had $40.5 million of goodwill in our television reporting unit. We did not reach a definitive conclusion on the television reporting unit based on a qualitative assessment alone so we performed a quantitative test and compared the fair value of the television reporting unit to its carrying amount. The fair value of our television reporting unit exceeded its carrying value by 28%, resulting in no impairment charge. As discussed in Note 6 to Notes to Consolidated Financial Statements, the calculation of the fair value of the television reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the television reporting unit would decrease by 3%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 2%.

As of our annual goodwill testing date, October 1, 2022, we had no goodwill in our radio reporting unit.

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

Indefinite Life Intangible Assets

We believe that our broadcast licenses are indefinite life intangible assets. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other significant factors that may limit the period over which the asset is expected to contribute directly or indirectly to future cash flows. The evaluation of impairment for indefinite life intangible assets is performed by a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The unit of accounting used to test broadcast licenses represents all licenses owned and operated within an individual market cluster, because such licenses are used together, are complementary to each other and are representative of the best use of those assets. Our individual market clusters consist of cities or nearby cities. We test our broadcasting licenses for impairment based on certain assumptions about these market clusters.

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

The carrying value of one television FCC license exceeded its fair value. As a result, we incurred an impairment charge in the amount of $0.9 million. The fair values of our television FCC licenses for each of the remaining market clusters exceeded the carrying values in amounts ranging from 49% to over 1,000%.

The carrying value of four radio FCC license exceeded their fair value. As a result, we incurred an impairment charge in the amount of $0.7 million. The fair values of our radio FCC licenses for each of the remaining market clusters exceeded the carrying values in amounts ranging from 12% to over 70%.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to uncertain tax positions in income tax expense.

Revenue Recognition

Revenue related to our digital segment is recognized when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. In our arrangements with media companies for which we act as commercial partner, we have concluded that we are the principal in the transaction and therefore recognize revenue on a gross basis, because (i) we are responsible for fulfillment of the contract, including customer support, resolving customer complaints, and accepting responsibility for the quality or suitability of the product or service; (ii) we have pricing discretion over the transaction; and (iii) we carry inventory risk and we are required to pay the media companies for which we act as commercial partner for all inventory purchased regardless of whether we are able to collect on a transaction. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

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

We also generate revenue from agreements associated with our television stations’ spectrum usage rights from a variety of sources, including but not limited to entering into agreements with third parties to utilize excess spectrum for the broadcast of their multicast networks, charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with broadcasting operations, and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements. Revenue from such agreements is recognized over the period of the agreement or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference.

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

Business Combinations

We apply the acquisition method of accounting for business combinations in accordance with U.S. GAAP and use estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, revenue projections, gross margin projections, customer attrition rates, royalty rates, discount rates and terminal growth rate assumptions. We use established valuation techniques and may engage reputable valuation specialists to assist with the valuations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition, as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Variable Interest Entities

In accordance with the provisions of the Financial Accounting Standards Board (FASB) or ASC 810, “Consolidation,” we evaluate entities for which control is achieved through means other than voting rights to determine if we are the primary beneficiary of a VIE. An entity is a VIE if it has any of the following characteristics: (1) the entity has insufficient equity to permit it to finance its activities without additional subordinated financial support; (2) equity holders, as a group, lack the characteristics of a controlling financial interest; or (3) the entity is structured with non-substantive voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We consolidate our investment in a VIE when we determine that we are the primary beneficiary of such entity.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; and the significance of the our investment and other means of participation in the VIE’s expected profits/losses. Significant judgments related to these determinations include estimates about the current and future fair values and performance of assets held by these VIEs and general market conditions.

We may change our original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. We perform this analysis on an ongoing basis.

Contingent Consideration

If business combinations or variable interest entities provide for contingent consideration, we record the contingent consideration at fair value at the acquisition date. We adjust the contingent consideration liability at the end of each reporting period based on fair value inputs representing changes in forecasted revenue of the acquired entities and the probability of an adjustment to the purchase price. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate. Changes in the fair value of the contingent consideration after the acquisition date are included in earnings if the contingent consideration is recorded as a liability.

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

Digital

We conducted our annual review of our digital reporting unit as part of our goodwill testing and determined that the fair value of our digital reporting unit exceeded the carrying value. The fair value of the digital reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on the historical performance of the business and projected trends in the digital industry and Hispanic market. Based on the assumptions and estimates described above, as of our annual goodwill testing date, October 1, 2022, the fair value of our digital reporting unit exceeded its carrying value by 65%, resulting in no impairment charge. As discussed in Note 6 to Notes to Consolidated Financial Statements, the calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 4%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 1%.

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

We conducted a review of our television indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. We noted that the carrying value of one television FCC license exceeded its value. As a result, we incurred an impairment charge in the amount of $0.9 million. The fair values of our television FCC licenses for each of the remaining market clusters exceeded the carrying values in amounts ranging from 49% to over 1,000%.

We conducted our annual review of our television reporting unit as part of our goodwill testing and determined that the fair value of our television reporting unit exceeded the carrying value. The fair value of the television reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on the historical performance of the business and projected trends in the television industry and Hispanic market. Based on the assumptions and estimates described above, as of our annual goodwill testing date, October 1, 2022, the television reporting unit’s fair value exceeded its carrying value by 28%, resulting in no impairment charge. As discussed in Note 6 to Notes to Consolidated Financial Statements, the calculation of the fair value of the television reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the television reporting unit would decrease by 3%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 2%.

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

We conducted a review of our radio indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. We noted that the carrying value of four radio FCC license exceeded their fair value. As a result, we incurred an impairment charge in the amount of $0.7 million. The fair values of our radio FCC licenses for each of the remaining market clusters exceeded the carrying values in amounts ranging from 12% to over 70%.

We did not have any goodwill in our radio reporting unit at December 31, 2022.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2022. However, based on recent inflation trends, the economy in Argentina has been classified as highly inflationary. As a result, we applied the guidance in ASC 830, “Foreign Currency Matters”, by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates. There can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of December 31, 2022, we had $209.3 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at Eurodollar plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the Eurodollar were to increase by 100 basis points, or one percentage point, from its December 31, 2022 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.1 million based on the outstanding balance of our term loan as of December 31, 2022.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, certain other Latin American currencies and various Asian currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at December 31, 2022 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are primarily denominated in U.S. Dollars. In addition, certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, such as Spain, Latin American countries and other countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

Based on recent inflation trends, the economy in Argentina has been classified as highly inflationary. As a result, we applied the guidance in ASC 830 by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates. See Note 2 to Notes to Consolidated Financial Statements.

We maintain certain cash and cash equivalents in Argentina and South Africa, which countries have foreign exchange controls that could impact our ability to freely repatriate such funds from those countries to the United States.

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

See pages F-1 through F-49.

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

Our independent registered public accounting firm, Deloitte & Touche LLP, has independently assessed the effectiveness of our internal control over financial reporting and its report is included in response to "Item 8. Financial Statements and Supplementary Data", appearing beginning at page F-2 of this report.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2(20)	Fifth Amended and Restated Bylaws, as adopted on March 26, 2020

4.1*	Description of the Registrant's Securities

10.1(3)†	2000 Omnibus Equity Incentive Plan

10.2(21)	Amended and Restated Voting Agreement by and among Walter F. Ulloa, Paul A. Zevnik and the other parties thereto

10.3(18)†	Employment Agreement effective as of January 1, 2020 by and between the registrant and Walter F. Ulloa

10.4(33)†	Amendment to Executive Employment Agreement effective as of March 1, 2023 by and between the registrant and Jeffery A. Liberman

10.5(19)†	Executive Employment Agreement effective as of March 1, 2020 by and between the registrant and Jeffery A. Liberman

10.6(25)†	Executive Employment Agreement effective as of January 1, 2022 between the registrant and Christopher T. Young

10.7(34)†	Executive Employment Agreement effective as of May 1, 2022 between the registrant and Karl Meyer

10.8(17)†	Executive Employment Agreement effective as of May 13, 2019 between the registrant and Karl Meyer

10.9(24)†	Executive Employment Agreement effective as of November 5, 2020 between the registrant and Juan Saldívar

10.10*†	Form of Indemnification Agreement for officers and directors of the registrant

10.11(3)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.12(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.13(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.14(3)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.15(6)

First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.16(5)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.17(10)	Third Amendment to Lease effective as of January 31, 2011 by and between Water Garden Company L.L.C. and the registrant

10.18(23)	Fourth Amendment to Lease effective as of January 14, 2021 by and between Water Garden Company L.L.C. and the registrant

10.19(25)	Fifth Amendment to Lease, effective as of February 16, 2022 by and between Water Garden Company L.L.C. and the registrant

10.20*	Sixth Amendment to Lease, effective as of June 7, 2022 by and between Water Garden Company L.L.C. and the registrant

10.21(14)	Station Affiliation Agreement, dated as of October 2, 2017, by and between Entravision Communications Corporation, The Univision Network Limited Partnership and UniMás Network

10.22(7)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.23(11)

Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.24(7)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.25(11)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.26(2)†	2004 Equity Incentive Plan

10.27(8)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.28(9)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.29(12)†	Third Amendment, dated as of April 23, 2014, to 2004 Equity Incentive Plan

10.30(13)†	Fourth Amendment, dated as of May 21, 2014, to 2004 Equity Incentive Plan

10.31(26)†	Fifth Amendment, effective as of April 27, 2021, to 2004 Equity Incentive Plan

10.32(27)†	Sixth Amendment, effective as of May 27, 2021, to 2004 Equity Incentive Plan

10.33(4)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.34*†	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (directors)

10.35*†	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (employees)

10.36*†	Non-Employee Director Compensation Policy

10.37(15)

Credit Agreement, dated as of November 30, 2017, by and among Entravision Communications Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, RBC Capital Markets, as Syndication Agent, Wells Fargo Bank, National Association, as Documentation Agent, and the other financial institutions party thereto as Lenders

10.38(15)

Security Agreement, dated as of November 30, 2017, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and Bank of America, N.A., as Administrative Agent

10.39(16)

First Amendment and Limited Waiver, dated as of April 30, 2019, by and among Entravision Communications Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders

10.40(28)

Second Amendment, dated as of June 4, 2021, to Credit Agreement, dated November 30, 2017 and amended as of April 30, 2019, by and among by and among the Company, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders

10.41(22)	Share Purchase Agreement effective as of October 13, 2020 by and among Entravision Digital Holdings, LLC and the selling shareholders named therein

10.42(22)	Put and Call Option Agreement effective as of October 13, 2020 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation and the selling shareholders named therein

10.43(29)

Share Purchase Agreement dated as of August 25, 2021 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation, Redmas Ventures, S.L., and the selling shareholders named therein

10.44(30)

Amendment No. 1 to Share Purchase Agreement executed on January 4, 2022 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation, Redmas Ventures, S.L., and the selling shareholders named therein

10.45(35)

Letter Agreement Re: Accelerated Payments executed on September 13, 2022 by and among Entravision Digital Holdings, LLC, Sorin Properties, S.L., and Entravision Communications Corporation (as guarantor)

10.46(31)

Securities Purchase Agreement effective as of June 4, 2021 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation, MediaDonuts Pte. Ltd. and the selling shareholders named therein

10.47(32)	Earn-Out Agreement effective as of July 1, 2021 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation, and the selling shareholders named therein

21.1*	Subsidiaries of the registrant

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of BDO USA, LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
(21)
Incorporated by reference from Schedule 13D of Walter F. Ulloa and Paul A. Zevnik, filed with the SEC on May 15, 2020.
(22)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2020.
(23)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 26, 2021.
(24)
Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 12, 2021.
(25)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 18, 2022.
(26)
Incorporation by reference from our Registration Statement on Form S-8, No. 333-258366, filed with the SEC on August 2, 2021.
(27)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 1, 2021.
(28)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 7, 2021.
(29)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on August 31, 2021.
(30)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 7, 2022.
(31)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 9, 2021.
(32)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 6, 2021.
(33)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2023.
(34)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 10, 2022.
(35)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 16, 2022.

(c) Financial Statement Schedules:

Not applicable.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ Christopher T. Young
Christopher T. Young Interim Chief Executive Officer and Chief Financial Officer and Treasurer

Date: March 16, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Christopher T. Young and Mark A. Boelke, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher T. Young Christopher T. Young	Interim Chief Executive Officer, and Treasurer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)	March 16, 2023

/s/ Paul A. Zevnik Paul A. Zevnik	Director and Interim Chair	March 16, 2023

/s/ Gilbert R. Vasquez Gilbert R. Vasquez	Director	March 16, 2023

/s/ Patricia Diaz Dennis Patricia Diaz Dennis	Director	March 16, 2023

/s/ Juan Saldivar von Wuthenau Juan Saldivar von Wuthenau	Director	March 16, 2023

/s/ Martha Elena Diaz Martha Elena Diaz	Director	March 16, 2023

/s/ Fehmi Zeko Fehmi Zeko	Director	March 16, 2023

ENTRAVISION COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Entravision Communications Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Entravision Communications Corporation and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows, for the year ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Contingent Consideration Liability – Cisneros and MediaDonuts — Refer to Notes 3 and 11 to the consolidated financial statements

Critical Audit Matter Description

The Company’s contingent consideration liability is primarily related to the acquisition of the remaining 49% of the issued and outstanding shares of stock of Cisneros Interactive and the acquisition of MediaDonuts. These past business combinations include contingent consideration arrangements that require additional consideration to be paid by the Company to the sellers based on a pre-determined multiple of the acquired businesses’ 12-month EBITDA targets in specified calendar years. The contingent consideration arrangements are accounted for as a liability and are recorded at fair value each period end, with the change in fair value recognized in the consolidated statements of operations during the period.

As of December 31, 2022, the liability for Cisneros and Media Donuts was $63.6 million, which resulted in a change in fair value recognized in the consolidated statements of operations of $16.0 million during the year. The Company used the real options approach to estimate the fair value of the contingent consideration liability at December 31, 2022.

We identified management’s determination of the fair value of the contingent consideration as a critical audit matter due to the significant judgments made by management to estimate the fair value of the contingent liability, and in consideration of the complexity inherent in applying the real option approach. The significant inputs used in establishing the fair value include the revenue growth rates, cost of debt rates, and volatility rates. These are significant inputs that are not observable in the market and represent significant judgements made by management. Auditing the revenue growth rates, cost of debt rates and volatility rates were especially challenging and required a high degree of auditor judgement, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing management’s assumptions of the expected amount of future revenues, cost of debt rates and volatility rates, and the acceptability of the results of management’s application of the real option approach used to estimate the fair value of the contingent liability included the following, among others:

•
We tested the effectiveness of management's controls over the valuation of the contingent liability, including management's controls over the estimates of the amount of expected future revenues, cost of debt rates and volatility rates.
•
We evaluated the reasonableness of management's forecasts of future revenues by performing inquiries of appropriate individuals outside of the accounting organization, comparing the projections to historical results, third-party industry forecasts, and internal communications to management and board of directors.
•
We evaluated management's ability to estimate future revenues by comparing actual revenues to estimates assumed in the valuation models.

With the assistance of our fair value specialists, we::

•
Evaluated the results of management’s real option approach.
•
Evaluated the reasonableness of management’s selected volatility rates by assessing the peer group public companies used in the selection of the volatility rates and developed a range of independent estimates and compared those estimates to the volatility rates selected by management.
•
Evaluated the reasonableness of the cost of debt rates selected, including developing a range of independent estimates and comparing those to the cost of debt rates selected by management.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 16, 2023 We have served as the Company's auditor since 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Entravision Communications Corporation

Santa Monica, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Entravision Communications Corporation (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment – Digital Reporting Unit

As described in Notes 2 and 6 to the Company’s consolidated financial statements, the Company’s total goodwill carrying value at December 31, 2021 was $71.7 million, of which $31.2 million was allocated to the digital reporting unit. The Company performs an impairment analysis of goodwill annually, or more frequently if certain events or certain changes in circumstances indicate impairment may exist. There were no triggering events identified by the Company during the year ended December 31, 2021. The Company uses a combination of the market approach and an income approach to estimate the fair value of the reporting units.

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

Impairment Assessment of FCC Licenses

As described in Notes 2 and 6 to the Company’s consolidated financial statements, the Company’s total FCC license carrying value at December 31, 2021 was $209.1 million. The Company tests the FCC licenses for impairment annually, or more frequently if certain events or changes in circumstances indicate they may be impaired. There were no triggering events identified by the Company during the year ended December 31, 2021. The evaluation of impairment is performed by comparing the asset’s carrying value to the asset’s fair value, which the Company determined based on an income approach. This method requires management to make estimates and assumptions such as discount rates, revenue projections, profit margin projections, terminal value multiples, estimated market share, and estimated capital start-up costs.

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

Impairment Assessment of Long-Lived Assets

As described in Notes 2, 6 and 7 to the Company’s consolidated financial statements, the Company’s total intangible assets subject to amortization and property plant and equipment (collectively, “long-lived assets”) at December 31, 2021 were $64 million and $62.5 million, respectively. The Company reviews long-lived assets for impairment annually, or more often if circumstances indicate that the carrying amount of those assets may not be recoverable. The Company evaluates the recoverability of assets to be held and used in a two-step process by first comparing the carrying amount of the asset to the undiscounted future net cash flows the asset is expected to generate. If the Company determines that an asset is impaired in step one, an impairment loss is recognized equal to the excess of the asset’s carrying amount over its fair value.

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

Contingent Consideration- Cisneros and MediaDonuts

As described in Note 3 and 11 to the Company’s consolidated financial statements, the Company’s contingent consideration is primarily related to the acquisition of the remaining 49% of the issued and outstanding shares of stock of Cisneros Interactive, and the acquisition of MediaDonuts, and was estimated by applying the real options approach using level 3 inputs. The fair value of the contingent consideration as of December 31, 2021 is approximately $114.9 million.

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

Accounting for Income Taxes

As described in Notes 2 and 12 to the consolidated financial statements, the Company is subject to federal, state and foreign income taxes. For the year ended December 31, 2021 the total provision for income taxes was $18.7 million and the net deferred income tax liability as of December 31, 2021 was $66.7 million.

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

/s/ BDO USA, LLP

We served as the Company’s auditor from 2018 to 2022. Los Angeles, California
March 16, 2022

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$110,691	$185,094
Marketable securities	44,528	—
Restricted cash	753	749
Trade receivables (including related parties of $5,814 and $8,162), net of allowance for doubtful accounts of $6,572 and $6,398	224,713	201,747
Assets held for sale	—	1,963
Prepaid expenses and other current assets (including related parties of $274 and $274)	27,238	18,925
Total current assets	407,923	408,478
Property and equipment, net of accumulated depreciation of $194,448 and $183,930	61,362	62,498
Intangible assets subject to amortization, net of accumulated amortization of $75,992 and $104,687 (including related parties of $3,714 and $4,642)	61,811	64,034
Intangible assets not subject to amortization	207,453	209,053
Goodwill	86,991	71,708
Deferred income taxes	2,591	1,462
Operating leases right of use asset	44,413	25,582
Other assets	8,297	8,527
Total assets	$880,841	$851,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$5,256	$4,903
Accounts payable and accrued expenses (including related parties of $1,215 and $1,920)	237,415	212,655
Operating lease liabilities	5,570	7,304
Total current liabilities	248,241	224,862
Long-term debt, less current maturities, net of unamortized debt issuance costs of $1,221 and $1,851	207,292	207,416
Long-term operating lease liabilities	42,151	20,988
Other long-term liabilities	30,198	72,930
Deferred income taxes	67,590	68,220
Total liabilities	595,472	594,416

Commitments and contingencies (note 13)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2022 78,172,827 and 2021 63,116,896	8	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2022 0 and 2021 14,127,613	—	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2022 and 2021 9,352,729	1	1
Additional paid-in capital	776,298	780,388
Accumulated deficit	(504,375)	(522,494)
Accumulated other comprehensive income (loss)	(1,510)	(977)
Total stockholders' equity	270,422	256,926
Noncontrolling interest	14,947	-
Total equity	285,369	256,926
Total liabilities and equity	$880,841	$851,342

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2022, 2021 and 2020

(In thousands, except share and per share data)

	2022	2021	2020
Net revenue	$956,209	$760,192	$344,026
Expenses:
Cost of revenue - digital	623,916	466,517	106,928
Direct operating expenses (including related parties of $8,095, $8,412, and $9,063) (including non-cash stock-based compensation of $5,694, $3,234, and $1,247)	122,611	116,449	104,909
Selling, general and administrative expenses	75,165	56,585	48,404
Corporate expenses (including non-cash stock-based compensation of $14,340, $6,361, and $3,878)	49,404	32,993	27,807
Depreciation and amortization (includes direct operating of $17,352, $14,916, and $12,506; selling, general and administrative of $8,113, $7,013, and $4,065; and corporate of $232, $491 and $711) (including related parties of $928, $1,228, and $1,228)	25,697	22,420	17,282
Change in fair value of contingent consideration	14,210	8,224	—
Impairment charge	1,600	3,023	40,035
Foreign currency (gain) loss	2,972	508	(1,052)
Other operating (gain) loss	382	(6,998)	(6,895)
	915,957	699,721	337,418
Operating income (loss)	40,252	60,471	6,608
Interest expense	(10,876)	(7,020)	(8,265)
Interest income	2,864	245	1,748
Dividend income	20	213	28
Realized gain (loss) on marketable securities	(532)	—	—
Income (loss) before income taxes	31,728	53,909	119
Income tax (expense) benefit	(11,559)	(18,679)	(1,506)
Net income (loss)	20,169	35,230	(1,387)
Net (income) loss attributable to redeemable noncontrolling interest	—	(5,938)	(2,523)
Net (income) loss attributable to noncontrolling interest	(2,050)	—	—
Net income (loss) attributable to common stockholders	$18,119	$29,292	$(3,910)
Basic and diluted earnings per share:
Net income (loss) per share attributable to common stockholders, basic	$0.21	$0.34	$(0.05)
Net income (loss) per share attributable to common stockholders, diluted	$0.21	$0.33	$(0.05)
Cash dividends declared per common share, basic and diluted	$0.10	$0.10	$0.13
Weighted average common shares outstanding, basic	85,391,163	85,301,603	84,231,212
Weighted average common shares outstanding, diluted	87,769,762	87,910,603	84,231,212

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
Net income (loss)	$20,169	$35,230	$(1,387)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(45)	184	(922)
Change in fair value of marketable securities	(488)	(105)	(3)
Total other comprehensive income (loss)	(533)	79	(925)
Comprehensive income (loss)	19,636	35,309	(2,312)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	—	(5,938)	(2,523)
Comprehensive (income) loss attributable to noncontrolling interests	(2,050)	—	—
Comprehensive income (loss) attributable to common stockholders	$17,586	$29,371	$(4,835)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2022, 2021 and 2020

(In thousands, except share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, January 1, 2020	60,074,698	14,927,613	9,352,729	—	$6	$2	$1	$836,170	$(547,876)	$(131)	$-	$288,172
Tax payments related to shares withheld for share-based compensation plans	944,207	—	—	—	—	—	—	(1,426)	—	—	—	(1,426)
Stock-based compensation expense	—	—	—	—	—	—	—	5,125	—	—	—	5,125
Repurchase of Class A common stock	(259,500)	—	—	259,500	—	—	—	(525)	—	—	—	(525)
Retirement of treasury stock	—	—	—	(259,500)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(10,531)	—	—	—	(10,531)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(922)	—	(922)
Net income (loss) attributable to common stockholders	—	—	—	—	—	—	—	—	(3,910)	—	—	(3,910)
Balance, December 31, 2020	60,759,405	14,927,613	9,352,729	—	6	2	1	828,813	(551,786)	(1,056)	—	275,980
Issuance of common stock upon exercise of stock options or awards of restricted stock units	151,000	—	—	—	—	—	—	416	—	—	—	416
Tax payments related to shares withheld for share-based compensation plans	1,406,491	—	—	—	—	—	—	(4,729)	—	—	—	(4,729)
Stock-based compensation expense	—	—	—	—	—	—	—	9,595	—	—	—	9,595
Class B common stock exchanged for Class A common stock	800,000	(800,000)	—	—	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(8,531)	—	—	—	(8,531)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	(105)	—	(105)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	184	—	184
Acquisition of redeemable noncontrolling interest	—	—	—	—	—	—	—	(45,176)	—	—	—	(45,176)
Net income (loss) attributable to common stockholders	—	—	—	—	—	—	—	—	29,292	—	—	29,292
Balance, December 31, 2021	63,116,896	14,127,613	9,352,729	—	6	2	1	780,388	(522,494)	(977)	—	256,926
Issuance of common stock upon exercise of stock options or awards of restricted stock units	66,000	—	—	—	—	—	—	219	—	—	—	219
Tax payments related to shares withheld for share-based compensation plans	2,615,319	—	—	—	—	—	—	(4,524)	—	—	—	(4,524)
Stock-based compensation expense	—	—	—	—	—	—	—	20,034	—	—	—	20,034
Class B common stock exchanged for Class A common stock	14,127,613	(14,127,613)	—	—	2	(2)	—	—	—	—	—	—
Repurchase of Class A common stock	(1,753,001)	—	—	1,753,001	—	—	—	(11,280)	—	—	—	(11,280)
Retirement of treasury stock	—	—	—	(1,753,001)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(8,539)	—	—	—	(8,539)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	(899)	—	(899)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(45)	—	(45)
OCI release due to realized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	411	—	411
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	12,897	12,897
Net income (loss) attributable to common stockholders	—	—	—	—	—	—	—	—	18,119	—	2,050	20,169
Balance, December 31, 2022	78,172,827	—	9,352,729	—	$8	$-	$1	$776,298	$(504,375)	$(1,510)	$14,947	$285,369

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$20,169	$35,230	$(1,387)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,697	22,420	17,282
Impairment charge	1,600	3,023	40,035
Deferred income taxes	(3,708)	14,554	(6,225)
Non-cash interest	1,314	604	649
Amortization of syndication contracts	468	475	504
Payments on syndication contracts	(470)	(473)	(458)
Non-cash stock-based compensation	20,034	9,595	5,125
(Gain) loss on marketable securities	532	—	—
(Gain) loss on disposal of property and equipment	(636)	(4,629)	(731)
Change in fair value of contingent consideration	14,210	8,224	—
Changes in assets and liabilities:
(Increase) decrease in trade receivables, net	(9,687)	(49,109)	(20,100)
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	2,017	6,782	11,526
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,377	18,557	17,229
Net cash provided by operating activities	78,917	65,253	63,449
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	2,708	10,348	5,089
Purchases of property and equipment	(11,468)	(5,819)	(9,060)
Purchases of intangibles	—	—	(158)
Purchase of businesses, net of cash acquired	—	(14,260)	(21,261)
Investment in variable interest entities, net of cash consolidated	(5,164)	—	—
Purchases of marketable securities	(106,382)	—	—
Proceeds from marketable securities	59,814	27,800	63,480
Purchases of investments	—	(800)	—
Net cash provided by (used in) investing activities	(60,492)	17,269	38,090
Cash flows from financing activities:
Proceeds from stock option exercises	219	416	—
Tax payments related to shares withheld for share-based compensation plans	(4,524)	(4,729)	(1,426)
Payments on long-term debt	(3,252)	(3,000)	(3,000)
Dividends paid	(8,539)	(8,531)	(10,531)
Repurchase of Class A common stock	(11,280)	—	(525)
Payment of contingent consideration	(65,340)	—	—
Principal payments under finance lease obligation	(105)	(126)	—
Payments of capitalized debt offering and issuance costs	—	(604)	—
Net cash used in financing activities	(92,821)	(16,574)	(15,482)
Effect of exchange rates on cash, cash equivalents and restricted cash	(3)	(16)	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(74,399)	65,932	86,054
Cash, cash equivalents and restricted cash:
Beginning	185,843	119,911	33,857
Ending	$111,444	$185,843	$119,911
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$9,562	$6,412	$7,616
Income taxes	$16,921	$4,125	$7,731
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$2,109	$942	$1,155
Contingent consideration liability related to acquisitions and purchase of noncontrolling interest	$—	$106,700	$—

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter referred to collectively as the "Company") is a global advertising solutions, media and technology company. The Company's operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. The Company's digital segment, whose operations are located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. The Company's television and audio operations reach and engage U.S. Hispanics in the United States. The Company's management has determined that the Company operates in three reportable segments as of December 31, 2022, based upon the type of advertising medium: digital, television and audio (formerly radio).

The Company's digital segment provides digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four business units:

•
the Company's digital commercial partnerships business;
•
Smadex, the Company's programmatic ad purchasing platform;
•
the Company's mobile growth solutions business; and
•
the Company's digital audio business.

Through the Company's digital commercial partnerships business – the largest of its digital business units – the Company acts as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies represented by the Company include Meta Platforms, or Meta (formerly known as Facebook Inc.), Twitter, Inc., or Twitter, ByteDance Ltd., or ByteDance, which owns the TikTok platform, and Spotify AB, or Spotify, as well as other media companies, in 30 countries throughout the world. The Company's dedicated local sales teams sell advertising space on these media companies' digital platforms to its advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. The Company also provides some of its advertising customers billing, technological and other support, including strategic marketing and training, which it refers to as managed services.

Smadex is the Company's programmatic ad purchasing platform, on which advertisers can purchase ad inventory. This practice – the purchase and sale of advertising inventory electronically – is referred to in the Company's industry as programmatic advertising. Smadex is also a “demand-side" platform, which allows advertisers to purchase space from online marketplaces on which media companies list their advertising inventory. Most advertisements acquired through Smadex are placed on mobile devices, but they may also be placed on computers and Internet-connected televisions. The Company also provides managed services to some of its advertising customers in connection with their use of its Smadex platform.

The Company also offers a mobile growth solutions business, which provides managed services to advertisers looking to connect with consumers, primarily on mobile devices. This business allows the Company to manage programmatic media buys for its advertising customers or their ad agencies through multiple ad purchasing platforms in real time across multiple channels.

The Company's digital audio business provides digital audio advertising solutions for advertisers in the Americas. The Company's advertising customers and their ad agencies use these solutions to promote their brands on online audio streams, and provides them with tools to target specific users by demographic and geographic categories.

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

The Impact of the COVID-19 Pandemic on the Company’s Business

The COVID-19 pandemic did not have a material effect on the Company's business, from both an operational and financial perspective, during the year ended December 31, 2022. Subject to the extent and duration of possible resurgences of the pandemic from time to time and the continuing uncertain economic environment that has resulted, in part, from the pandemic, the Company anticipates that the pandemic will continue to have little or no material effect on its business, from both an operational and financial perspective, in future periods. Nonetheless, the Company cannot give any assurance whether a resurgence or more prolonged impact of the pandemic in any location where its operations have employees or operates would not adversely affect its operations and/or results of operations.

The Company elected to defer the employer portion of the social security payroll tax (6.2%) as provided in the Coronavirus Aid, Relief and Economic Security Act of 2020, commonly known as the CARES Act. The deferral was effective from March 27, 2020 through December 31, 2020. The deferred amount is considered to be timely paid if 50% is paid by December 31, 2021 and the remainder is paid by December 31, 2022. During the year ended December 31, 2021, the Company paid 50% of the deferred amount and paid the remainder of the deferred amount on or before December 31, 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its variable interest entities (each, a "VIE"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the Company’s prior period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation.

Variable Interest Entities

In accordance with the provisions of the Financial Accounting Standards Board (FASB) or ASC 810, “Consolidation,” the Company evaluates entities for which control is achieved through means other than voting rights to determine if the Company is the primary beneficiary of a VIE. An entity is a VIE if it has any of the following characteristics: (1) the entity has insufficient equity to permit it to finance its activities without additional subordinated financial support; (2) equity holders, as a group, lack the characteristics of a controlling financial interest; or (3) the entity is structured with non-substantive voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company consolidates its investment in a VIE when it determines that the Company is the primary beneficiary of such entity.

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

Based on the foregoing, the Company has determined that Adsmurai, S.L. (“Adsmurai”) and Jack of Digital Holdings, Inc. ("Jack of Digital") are both VIEs, the Company is the primary beneficiary, and therefore accounted for the consolidation under the provisions of ASC 805, “Business Combinations”. See Note 4 for more details.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s operations are affected by numerous factors, including changes in audience acceptance (i.e. ratings), priorities of advertisers, new laws and governmental regulations, and policies and technological advances. The Company cannot predict if any of these factors might have a significant impact on the television, radio, or digital advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, stock-based compensation, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, fair value of contingent consideration, disclosure of the fair value of debt, deferred income taxes and the purchase price allocations used in the Company’s acquisitions.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and commercial paper. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. The Company had $89.7 million and $53.7 million in cash and cash equivalents held outside the United States as of December 31, 2022 and 2021, respectively.

Restricted Cash

As of December 31, 2022 and 2021, the Company’s balance sheet includes $0.8 million and 0.7 million, respectively, in restricted cash as temporary collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$110,691	$185,094	$119,162
Restricted cash	753	749	749
Total as presented in the Consolidated Statements of Cash Flows	$111,444	$185,843	$119,911

Investments

The Company’s available for sale debt securities totaled $44.5 million as of December 31, 2022, and were comprised of corporate bonds and notes, which were recorded at their fair market value within “Marketable securities” in the consolidated balance sheet (see Note 11). The majority of the carrying value of the corporate bonds and notes held by the Company are investment grade.

Long-lived Assets, Other Assets and Intangibles Subject to Amortization

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over their estimated useful lives (see Note 7). The Company periodically evaluates assets to be held and used and long-lived assets held for sale when events and circumstances warrant such review.

Syndication contracts are recorded at cost within “Other assets” in the consolidated balance sheets. Syndication amortization is provided using the straight-line method over their estimated useful lives.

Intangible assets subject to amortization are amortized on a straight-line method over their estimated useful lives (see Note 6). Deferred debt issuance costs are amortized over the life of the related indebtedness using the effective interest method.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company tests its goodwill and other indefinite-lived intangible assets for impairment annually on October 1, or more frequently if certain events or certain changes in circumstances indicate they may be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, the Company must make a series of assumptions about such things as the estimated future cash flows and other factors to determine the fair value of these assets.

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

Indefinite Life Intangible Assets

The Company believes that its broadcast licenses are indefinite life intangible assets. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other significant factors that may limit the period over which the asset is expected to contribute directly or indirectly to future cash flows. The evaluation of impairment for indefinite life intangible assets is performed by a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The unit of accounting used to test broadcast licenses represents all licenses owned and operated within an individual market cluster, because such licenses are used together, are complementary to each other and are representative of the best use of those assets. The Company’s individual market clusters consist of cities or nearby cities. The Company tests its broadcasting licenses for impairment based on certain assumptions about these market clusters.

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. As of December 31, 2022, the majority of all deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company’s credit risk is spread across a large number of customers in the United States, Latin America, Asia and various other countries, therefore spreading the trade receivable credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that it is managing its trade receivable credit risk effectively. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. An allowance for doubtful accounts is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration of a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

Aggregate receivables from the largest five advertisers represented 2% and 3% of total trade receivables as of December 31, 2022 and 2021, respectively. No single advertiser represents more than 5% of the total trade receivables.

Revenue from the largest advertiser represented 14% and 13% of total revenue for the years ended December 31, 2022 and 2021, respectively. This advertiser pays on a frequent basis and management does not believe this concentration of credit represents a significant risk to the Company. No other advertiser represented more than 5% of the total revenue.

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense that aggregated $3.4 million, $3.5 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The net charge off of bad debts aggregated $3.3 million, $0.9 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Dependence on Global Media Companies

The Company is dependent on the continued commercial agreements with, as well as the financial and business strength of, the global media companies for which the Company acts as a commercial partner in the digital segment, as well as the companies from which it obtains programming in the television and audio segments. The Company could be at risk should any of these entities fail to perform their respective obligations to the Company or terminate their relationship with the Company. This in turn could materially adversely affect the Company’s business, results of operations and financial condition.

Revenue related to a single media company for which the Company acts as a commercial partner represented 49% and 55% of the Company's total revenue for the years ended December 31, 2022 and 2021, respectively. The Company expects that dependence will continue.

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

As of December 31, 2022 and 2021, the fair value of the Company’s Term Loan B Facility was approximately $204.0 million and $209.1 million, respectively, based on quoted prices in markets where trading occurs infrequently.

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

Off-Balance Sheet Financings and Liabilities

Other than legal contingencies incurred in the normal course of business and employment contracts for key employees (see Notes 13 and 18), the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material variable-interest entities that are not included in the consolidated financial statements.

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

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.1 million for each of the years ended December 31, 2022, 2021 and 2020.

Legal Costs

Amounts incurred for legal costs that pertain to loss contingencies are expensed as incurred.

Repairs and Maintenance

All costs associated with repairs and maintenance are expensed as incurred.

Business Combinations

The Company applies the acquisition method of accounting for business combinations in accordance with U.S. GAAP and uses estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, revenue projections, gross margin projections, customer attrition rates, royalty rates, discount rates and terminal growth rate assumptions. The Company uses established valuation techniques and may engage reputable valuation specialists to assist with the valuations. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition, as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Contingent Consideration

If business combinations or variable interest entities provide for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date. The Company adjusts the contingent consideration liability at the end of each reporting period based on fair value inputs representing changes in forecasted revenue of the acquired entities and the probability of an adjustment to the purchase price. Key assumptions include risk-neutral expected growth rates based on the Company's assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate. Changes in the fair value of the contingent consideration after the acquisition date are included in earnings if the contingent consideration is recorded as a liability.

Revenue Recognition

Revenue related to the Company's digital segment is recognized when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. In the Company’s arrangements with media companies for which it acts as commercial partner, the Company has concluded that it is the principal in the transaction and therefore recognizes revenue on a gross basis, because (i) the Company is responsible for fulfillment of the contract, including customer support, resolving customer complaints, and accepting responsibility for the quality or suitability of the product or service; (ii) the Company has pricing discretion over the transaction; and (iii) the Company carries inventory risk and is required to pay the media companies for which it acts as commercial partner for all inventory purchased regardless of whether the Company is able to collect on a transaction. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

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

The Company generates revenue from retransmission consent agreements that are entered into with MVPDs. The Company refers to such revenue as retransmission consent revenue, which represents payments from MVPDs for access to the Company's television station signals so that they may rebroadcast the Company's signals and charge their subscribers for this programming. The Company recognizes retransmission consent revenue earned as the television signal is delivered to the MVPD.

The Company also generates revenue from agreements associated with its television stations’ spectrum usage rights from a variety of sources, including but not limited to entering into agreements with third parties to utilize excess spectrum for the broadcast of their multicast networks, charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with broadcasting operations, and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements. Revenue from such agreements is recognized over the period of the agreement or when the Company has relinquished all or a portion of its spectrum usage rights for a station or has relinquished its rights to operate a station on the existing channel free from interference.

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $0.4 million, $0.4 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Trade costs were approximately $0.4 million, $0.4 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company granted restricted stock units during each of the years ended December 31, 2022, 2021 and 2020. The estimated fair value of the restricted stock units granted is based on the Company's share price on the grant date.

The Company did not grant any stock options during the years ended December 31, 2022, 2021 and 2020.

Earnings Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Basic earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$18,119	$29,292	$(3,910)
Denominator:
Weighted average common shares outstanding, basic	85,391,163	85,301,603	84,231,212
Per share:
Net income (loss) per share attributable to common stockholders	$0.21	$0.34	$(0.05)
Diluted earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$18,119	$29,292	$(3,910)
Denominator:
Weighted average common shares outstanding	85,391,163	85,301,603	84,231,212
Dilutive securities:
Stock options	146,699	298,743	-
Restricted stock units	2,231,900	2,310,257	-
Diluted shares outstanding	87,769,762	87,910,603	84,231,212
Per share:
Net income (loss) per share attributable to common stockholders	$0.21	$0.33	$(0.05)

Basic earnings per share is computed as net income divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the year ended December 31, 2022, a total of 623,152 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

Comprehensive Income (loss)

For the year ended December 31, 2022 the Company had other comprehensive loss, net of tax, of $0.5 million. For the year ended December 31, 2021 the Company had other comprehensive income, net of tax, of $0.1 million. For the year ended December 31, 2020 the Company had other comprehensive loss, net of tax, of $0.9 million.

Recently Issued Accounting Pronouncements

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

Newly Adopted Accounting Standards

There were no new accounting standards that were adopted during the year ended December 31, 2022.

3. ACQUISITIONS

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

Cisneros Interactive

On October 13, 2020, the Company acquired from certain individuals (collectively, the “Cisneros Sellers”), 51% of the issued and outstanding shares of stock of a digital advertising solutions company that, together with its subsidiaries, does business under the name Cisneros Interactive (“Cisneros Interactive”). The acquisition, funded from cash on hand, included a purchase price of approximately $29.9 million in cash. The Company concluded that the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock was considered to be a noncontrolling interest.

In connection with the acquisition, the Company also entered into a Put and Call Option Agreement (the “Cisneros Put and Call Agreement”). Subject to the terms of the Cisneros Put and Call Agreement, if certain minimum EBITDA targets are met, the Sellers had the right (the “Cisneros Put Option”), between March 15, 2024 and June 13, 2024, to cause the Company to purchase all (but not less than all) the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock at a purchase price to be based on a pre-determined multiple of six times Cisneros Interactive’s 12-month EBITDA in the preceding calendar year. The Cisneros Sellers also had the right to exercise the Cisneros Put Option upon the occurrence of certain events, between March 2022 and April 2024.

Additionally, subject to the terms of the Cisneros Put and Call Agreement, the Company had the right (the “Cisneros Call Option”), in calendar year 2024, to purchase all (but not less than all) the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock at a purchase price to be based on a pre-determined multiple of six times of Cisneros Interactive’s 12-month EBITDA in calendar year 2023.

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.

As a result of the Cisneros Put Option and Call Option redemption features, and because the redemption was not solely within the control of the Company, the noncontrolling interest was considered redeemable, and was classified in temporary equity within the Company’s Consolidated Balance Sheets initially at its acquisition date fair value. The noncontrolling interest was adjusted each reporting period for income (or loss) attributable to the noncontrolling interest as well as any applicable distributions made. Since the noncontrolling interest was not then redeemable under the terms of the Cisneros Put and Call Agreement and it was not probable that it would become redeemable, the Company was not required to adjust the amount presented in temporary equity to its redemption value in prior periods. The fair value of the redeemable noncontrolling interest which includes the Cisneros Put and Call Agreement recognized on the acquisition date was $30.8 million.

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

The fair value of the assets acquired included trade receivables of $50.5 million. The gross amount due under contract was $54.0 million, of which $3.5 million was expected to be uncollectable. Subsequent to the initial purchase price allocation, and during the measurement period, the Company increased other assets and deferred tax by $2.1 million and $0.3 million, respectively, and decreased goodwill by $1.8 million, to reflect final tax amounts.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to Cisneros Interactive’s workforce and synergies from combining Cisneros Interactive’s operations with the Company's operations.

On September 1, 2021, the Company acquired the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock, and as of that date owns 100% of the issued and outstanding shares of Cisneros Interactive stock. As consideration for the acquisition of the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock, the Company agreed to pay the Cisneros Sellers contingent earn-out payments, based on a predetermined multiple of six times Cisneros Interactive’s 12-month EBITDA targets in calendar years 2021, 2022 and 2023, each divided by three, and an additional payment equal to $10,000,000, less an amount (up to $10,000,000) equal to 49% of any amounts paid by Cisneros Interactive for future acquisitions. The fair value of the contingent consideration recognized on the acquisition date was $84.4 million, which was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 6.5% to 7.2% over the three-year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. The Company recognizes any future changes in fair value of the contingent liability in earnings.

As part of the Company’s acquisition of the remaining 49% of the issued and outstanding shares of Cisneros Interactive stock, the Cisneros Put and Call Agreement was terminated effective September 1, 2021. Applicable accounting guidance requires changes in the Company's ownership interest while the Company retains its controlling financial interest in its subsidiary to be accounted for as an equity transaction. Therefore, no gain or loss was recognized in relation to the acquisition of the remaining 49% of the issued and outstanding shares of stock of Cisneros Interactive. As of the acquisition date, the carrying amount of the noncontrolling interest was adjusted to reflect the change in the Company's ownership interest, and the difference between the fair value of the contingent consideration and the amount by which the noncontrolling interest was recognized as a decrease to paid-in capital in the Consolidated Balance Sheets and the Statements of Stockholders' Equity.

Effective December 31, 2021, the Company agreed to pay certain of the Cisneros Sellers who are individual persons an accelerated earn-out in the aggregate amount of $14.7 million based on the EBITDA for calendar year 2021, which was paid in January 2022.

As of December 31, 2021 the contingent liability was adjusted to its current fair value of $97.1 million, of which $44.6 million is a current liability and $52.5 million is a noncurrent liability. The change in the fair value of the contingent liability of $12.7 million expense is reflected in the Consolidated Statements of Operations.

In April 2022, we paid all the Cisneros Sellers an earn-out in the aggregate amount of $28.9 million based on the final EBITDA for calendar year 2021. Additionally, effective September 13, 2022, the Company agreed to pay Sorin Properties, S.L., one of the Cisneros Sellers, an accelerated earn-out of $21.7 million based on EBITDA for the four prior fiscal quarters, which amount was paid in September 2022.

As of December 31, 2022 the contingent liability was adjusted to its current fair value of $41.4 million, of which $30.0 million is a current liability and $11.4 million is a noncurrent liability. The change in the fair value of the contingent liability of $9.6 million expense is reflected in the Consolidated Statements of Operations.

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in thousands):

	Years Ended December 31,
	2021	2020
Beginning balance	$33,285	$-
Initial fair value of redeemable noncontrolling interests	-	30,762
Net income (loss) attributable to redeemable noncontrolling interest	5,938	2,523
Acquisition of redeemable noncontrolling interest	(39,223)	-
Ending balance	$-	$33,285

During the year ended December 31, 2021 Cisneros Interactive generated net revenue and net income of $453.9 million and $12.1 million, respectively. During the year ended December 31, 2020, since the acquisition date, Cisneros Interactive generated net revenue and net income of $89.2 million and $5.1 million, respectively

The following unaudited pro forma information has been prepared to give effect to the Company’s wholly-owned acquisition of Cisneros Interactive as if the acquisition had occurred on January 1, 2020. This pro forma information was adjusted to exclude acquisition fees and costs of $0.9 million for the year ended December 31, 2020, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Year Ended
December 31,
2020
Pro Forma:
Total revenue	$488,137
Net income (loss) attributable to common stockholders	$(86)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$(0.00)

Weighted average common shares outstanding, basic and diluted	84,231,212

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

As noted above, the acquisition of MediaDonuts includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to the selling stockholders of MediaDonuts, based on a pre-determined multiple of MediaDonuts' 12-month EBITDA targets in calendar years 2021 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $20.3 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 5.8% to 6.7% over the three year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

As of December 31, 2021 the contingent liability was adjusted to its current fair value of $15.8 million, all of which is a noncurrent liability. The change in the fair value of the contingent liability for the year ended December 31, 2021 of $4.5 million income is reflected in the Consolidated Statements of Operations.

As of December 31, 2022 the contingent liability was adjusted to its current fair value of $22.2 million, of which $6.5 million is a current liability and $15.7 million is a noncurrent liability. The change in the fair value of the contingent liability for the year ended December 31, 2022 of $6.4 million expense is reflected in the Consolidated Statements of Operations.

The fair value of the assets acquired included trade receivables of $9.9 million. The gross amount due under contract was $10.2 million, of which $0.3 million was expected to be uncollectable.

During the year ended December 31, 2021 MediaDonuts generated net revenue and net income of $30.9 million and $5.6 million, respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to MediaDonuts' workforce and expected synergies from combining MediaDonuts' operations with the Company's operations.

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

In thousands, except share and per share data	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Pro Forma:
Total revenue	$781,835	$372,519
Net income (loss) attributable to common stockholders	$32,997	$(522)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.39	$(0.01)
Net income (loss) per share, attributable to common stockholders, diluted	$0.38	$(0.01)

Weighted average common shares outstanding, basic	85,301,603	84,231,212
Weighted average common shares outstanding, diluted	87,910,603	84,231,212

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

As noted above, the acquisition of 365 Digital includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to the selling stockholders of 365 Digital, based on a pre-determined multiple of 365 Digital's 12-month EBITDA targets in calendar years 2022 through 2024. The fair value of the contingent consideration recognized on the acquisition date of $2.0 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 7.6% to 8.3% over the three-year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

As of December 31, 2021 the contingent liability has been reflected in the Consolidated Balance Sheet as noncurrent liabilities of $2.0 million and has not changed materially between the acquisition date and December 31, 2021.

As of December 31, 2022 the contingent liability was adjusted to its current fair value of $0.2 million, all of which is a noncurrent liability. The change in the fair value of the contingent liability for the year ended December 31, 2022 of $1.8 million income is reflected in the Consolidated Statements of Operations.

The fair value of the assets acquired includes trade receivables of $1.1 million. The gross amount due under contract is $1.1 million, of which a de minimis amount is expected to be uncollectable.

During the year ended December 31, 2021 365 Digital generated net revenue and net income of $1.9 million and $0.1 million, respectively.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to 365 Digital's workforce and expected synergies from combining 365 Digital's operations with the Company's operations.

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

In thousands, except share and per share data	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Pro Forma:
Total revenue	$762,300	$344,965
Net income (loss) attributable to common stockholders	$30,642	$(3,747)

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.36	$(0.04)
Net income (loss) per share, attributable to common stockholders, diluted	$0.35	$(0.04)

Weighted average common shares outstanding, basic	85,301,603	84,231,212
Weighted average common shares outstanding, diluted	87,910,603	84,231,212

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

The Company has determined for accounting purposes that (i) Adsmurai is a VIE because the equity investors at risk, as a group, lack the characteristics of a controlling financial interest; and (ii) the Company is the primary beneficiary because the conversion right gives it the power to direct the activities of the entity that most significantly impact the entity’s economic performance. See Note 2 for more details.

The Company has determined that Adsmurai is a business and has accounted for its consolidation under the provisions of ASC 805, “Business Combinations”, and included Adsmurai's results of operations since the date of the loan in the Company's

Consolidated Statements of Operations. The Company is in the process of completing the purchase price allocation for Adsmurai. The following is a summary of the preliminary purchase price allocation (in millions):

Cash	$7.4
Accounts receivable	12.2
Other assets	0.7
Fixed assets	2.8
Intangible assets subject to amortization	8.2
Goodwill	13.0
Current liabilities	(14.4)
Deferred tax	(2.0)
Debt	(2.8)
Noncontrolling interest	(12.3)
Convertible loan	(12.8)

Intangible assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Advertiser relationships	$4.7	7.0
Existing technology	2.4	5.0
Trade name	1.1	5.0

The fair value of the trade receivables is $12.2 million. The gross amount due under contract is $12.3 million, of which $0.1 million is expected to be uncollectable.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to Adsmurai’s workforce and synergies from combining Adsmurai’s operations with those of the Company.

Subsequent to the consolidation through December 31, 2022, the Company consolidated Adsmurai's revenues of $31.7 million, and net income of $2.0 million.

The following unaudited pro forma information has been prepared to give effect to the Company’s consolidation of Adsmurai as if the transaction had occurred on January 1, 2021. This pro forma information was adjusted to exclude acquisition fees and costs of $0.6 million for the year ended December 31, 2022, which were expensed in connection with the transaction. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this transaction occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Year Ended
	December 31,
	2022	2021
Pro Forma:
Total revenue	$984,566	$801,436
Net income (loss) attributable to common stockholders	$19,283	$29,696

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.23	$0.35
Net income (loss) per share, attributable to common stockholders, diluted	$0.22	$0.34

Weighted average common shares outstanding, basic	85,391,163	85,301,603
Weighted average common shares outstanding, diluted	87,769,762	87,910,603

Jack of Digital

On August 3, 2022, the Company made an investment of $0.1 million in exchange for approximately 15% of the issued and outstanding stock of Jack of Digital, a digital marketing services company that serves as the exclusive advertising sales partner of ByteDance in Pakistan.

The Company has determined for accounting purposes that (i) Jack of Digital is a VIE because the equity investors at risk, as a group, lack the characteristics of a controlling financial interest; and (ii) the Company is the primary beneficiary because it has the power to direct the activities of the entity that most significantly impact the entity’s economic performance. See Note 2 for more details.

Subsequent to the consolidation through December 31, 2022, the Company consolidated Jack of Digital's revenues of $1.7 million, and de minimis net income.

following unaudited pro forma information has been prepared to give effect to the Company’s consolidation of Jack of Digital as if the transaction had occurred on January 1, 2021. This pro forma information was adjusted to exclude acquisition fees and costs of $0.3 million for the year ended December 31, 2022, which were expensed in connection with the transaction. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this transaction occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Year Ended
	December 31,
	2022	2021
Pro Forma:
Total revenue	$959,693	$761,130
Net income (loss) attributable to common stockholders	$18,602	$29,285

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.22	$0.34
Net income (loss) per share, attributable to common stockholders, diluted	$0.21	$0.33

Weighted average common shares outstanding, basic	85,391,163	85,301,603
Weighted average common shares outstanding, diluted	87,769,762	87,910,603

The table below presents the reconciliation of changes in noncontrolling interests (in thousands):

Year Ended December 31,
2022
Beginning balance	$-
Initial fair value of noncontrolling interests	12,897
Net income (loss) attributable to noncontrolling interest	2,050
Ending balance	$14,947

5. REVENUES

Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount equal to the consideration the Company expects to be entitled to in exchange for those services.

Digital Advertising. Revenue from digital advertising is earned primarily from sales of advertising that are placed by the Company's advertising customers or their ad agencies on the digital platforms of third-party media companies for which the Company acts as commercial partner or placed directly with online digital marketplaces through the Company's Smadex programmatic ad purchasing platform. Revenue in the digital segment is recognized when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied.

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

Revenue generated by spectrum usage rights agreements are recognized in accordance with the contractual fees over the term of the agreement or when the Company has relinquished all or a portion of its spectrum usage rights for a station or have relinquished its rights to operate a station on the existing channel free from interference.

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

In the case of representation fees noted above, the Company does not control the distinct service, that being the commercial advertisement, prior to delivery and therefore recognizes revenue on a net basis. Similarly for joint service agreements, the Company does not own or control the station providing the airtime, and is not the principal in the arrangement, and therefore recognizes revenue on a net basis. In the case of talent fees, the on air personality is an employee of the Company and therefore the Company controls the service provided and recognizes revenue gross with an expense for fees paid to the employee.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Years Ended December 31,
	2022	2021	2020
Digital advertising	$747,103	$555,338	$143,309
Broadcast advertising	161,713	154,297	152,677
Spectrum usage rights	6,036	6,195	5,429
Retransmission consent	36,022	37,041	36,766
Other	5,335	7,321	5,845
Total revenue	$956,209	$760,192	$344,026

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

	Years Ended December 31,
	2022	2021	2020
Local direct	$22,931	$23,070	$21,334
Local agency	54,094	59,865	48,702
National agency	84,688	71,362	82,641
Total revenue	$161,713	$154,297	$152,677

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Years Ended December 31,
	2022	2021	2020
U.S.	$247,371	$235,876	$220,574
Latin America	518,100	466,638	123,267
Asia	91,274	30,898	-
Rest of the World	99,464	26,780	185
Total revenue	$956,209	$760,192	$344,026

Deferred Revenues

The Company records deferred revenues within Accounts payable and accrued expenses in the Consolidated Balance Sheets, when cash payments are received or due in advance of its performance, including amounts which are refundable. The change in the deferred revenue balance for the year ended December 31, 2022 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is typically 30 days. For certain individual customers and customer types, the Company generally requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2021	Increase	Decrease *	December 31, 2022
Deferred revenue	$5,942	7,175	(5,942)	$7,175

* The amount disclosed in the decrease column reflects revenue that has been recorded during the year ended December 31, 2022.

(in thousands)	December 31, 2020	Increase	Decrease *	December 31, 2021
Deferred revenue	$3,127	5,942	(3,127)	$5,942

* The amount disclosed in the decrease column reflects revenue that has been recorded during the year ended December 31, 2021.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	December 31,	Purchase Price		December 31,	Purchase Price	Additions From	December 31,
	2020	Adjustments	Acquisitions	2021	Adjustments	VIEs	2022
Digital	$17,494	$(1,822)	$15,487	$31,159	$1,907	$13,376	$46,442
Television	40,549	—	—	40,549	—	—	40,549
Audio	—	—	—	—	—	—	—
Consolidated	$58,043	$(1,822)	$15,487	$71,708	$1,907	$13,376	$86,991

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2022 and 2021 is as follows (in thousands):

		2022			2021
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	5	$60,043	$54,755	$5,288	$60,043	$53,668	$6,375
Customer base	7	68,276	17,378	50,898	74,512	20,557	53,955
Pre-sold advertising contracts and other	5	9,484	3,859	5,625	34,166	30,462	3,704
Total assets subject to amortization:		$137,803	$75,992	$61,811	$168,721	$104,687	$64,034
Intangible assets not subject to amortization:
FCC licenses and spectrum usage rights				207,453			209,053
Total intangible assets				$269,264			$273,087

The aggregate amount of amortization expense for the years ended December 31, 2022, 2021 and 2020 was approximately $10.7 million, $8.9 million and $4.0 million, respectively. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Estimated Amortization Expense	Amount
2023	$11,014
2024	10,841
2025	9,791
2026	8,705
2027	5,820
Thereafter	15,640
Total	$61,811

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

The Company conducted its annual review of the fair value of the digital reporting unit. As of the annual goodwill testing date, October 1, 2022, there was $46.2 million of goodwill in the digital reporting unit. Based on the assumptions and estimates in Note 2, the fair value of the digital reporting unit exceeded its carrying value by 65%, resulting in no impairment charge. The calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 4%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 1%.

During the year ended December 31, 2021, the Company concluded that the digital reporting unit fair value exceeded its carrying value, resulting in no impairment charge.

During the year ended December 31, 2020, the Company concluded that the digital reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $0.8 million.

The Company also conducted its annual review of the fair value of the television reporting unit. As of the annual goodwill testing date, October 1, 2022, there was $40.5 million of goodwill in the television reporting unit. Based on the assumptions and estimates in Note 2, the television reporting unit fair value exceeded its carrying value by 28%, resulting in no impairment charge in

2022. The calculation of the fair value of the reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the television reporting unit would decrease by 3%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 2%.

During the years ended December 31, 2021 and 2020, the Company concluded that the television reporting unit fair value exceeded its carrying value, resulting in no impairment charge.

The Company did not have any goodwill in its audio reporting unit at December 31, 2022 and 2021.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2022 and 2021. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

For the year ended December 31, 2022, the Company recorded impairment charges of FCC licenses in its television and audio reporting units in the amount of $0.9 million and $0.7 million, respectively.

For the year ended December 31, 2021, the Company recorded impairment charges of FCC licenses in its audio reporting unit in the amount of $0.1 million.

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

7. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2022 and 2021 consists of (in millions):

	Estimated useful life (years)	2022	2021
Buildings	40	$18.6	$18.6
Construction in progress	—	5.2	1.2
Transmission, studio and other broadcast equipment	5-15	152.7	158.4
Office and computer equipment	3-7	44.8	33.6
Transportation equipment	5	4.5	5.4
Leasehold improvements and land improvements	Lesser of lease life or useful life	22.0	21.2
		247.8	238.4
Less accumulated depreciation		194.4	183.9
		53.4	54.5
Land		8.0	8.0
		$61.4	$62.5

Depreciation expense was $14.9 million, $13.5 million, and $13.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As part of the FCC auction for broadcast spectrum that concluded in 2017, the FCC has reassigned some stations to new post-auction channels and will reimburse station owners for the cost of the relocation. The Company received notification from the FCC that 17 of its stations have been assigned to new channels with an estimated reimbursable cost of approximately $16.0 million. The Company recorded gains on involuntary conversion associated with the repack process of $0.2 million, $2.6 million and $5.9 million in 2022, 2021 and 2020, respectively, which are presented as other operating gain in the Consolidated Statements of Operations.

8. LEASES

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

The Company moved into temporary premises in December 2022 pending the build-out of the permanent premises and expects to complete its relocation into the permanent premises during the first half of 2023.

The Company also leases approximately 41,000 square feet of space in the building housing its radio network headquarters in Los Angeles, California. In 2021, the Company amended the lease to cease in September 2022 and paid a termination fee of approximately $0.4 million in 2022. The Company will continue to lease this space on a month-to-month basis and intends on relocating all of its personnel into its new, permanent premises in Santa Monica.

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

The following table summarizes the expected future payments related to lease liabilities as of December 31, 2022:

(in thousands)
2023	$7,801
2024	8,917
2025	8,537
2026	7,036
2027	5,327
2027 and thereafter	32,301
Total minimum payments	$69,919
Less amounts representing interest	-18,289
Less amounts representing tenant improvement allowance	(3,909)
Present value of minimum lease payments	47,721
Less current operating lease liabilities	(5,570)
Long-term operating lease liabilities	$42,151

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2022 were 8.8 years and 6.2%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2021 were 9.8 years and 6.3%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$9,680	$10,265	$12,049
Non-cash additions to operating lease assets	$31,125	$6,950	$2,593

The following table summarizes the components of lease expense:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$9,203	$8,299	$9,891
Variable lease cost	1,143	1,469	672
Short-term lease cost	2,705	1,710	848
Total lease cost	$13,051	$11,478	$11,411

For the year ended December 31, 2022, lease cost of $6.0 million, $6.2 million and $0.9 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the year ended December 31, 2021, lease cost of $6.1 million, $4.8 million and $0.6 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the year ended December 31, 2020, lease cost of $5.9 million, $4.7 million and $0.8 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2022 and 2021 consist of (in millions):

	2022	2021
Accounts payable	$75.2	$58.8
Accrued payroll and compensated absences	15.6	12.3
Accrued bonuses	9.3	5.8
Professional fees	0.2	0.3
Deferred revenue	7.2	5.9
Accrued national representation fees	1.7	1.7
Income taxes payable	7.2	6.5
Other taxes payable	11.3	8.8
Amounts due under joint sales agreements	0.5	1.0
Accrued property taxes	2.0	1.7
Accrued capital expenditures	2.1	0.9
Accrued media costs – digital	62.1	50.0
Accrued contingent consideration	36.5	44.6
Other	6.5	14.4
	$237.4	$212.7

10. LONG TERM DEBT

Long-term debt as of December 31, 2022 and 2021 is summarized as follows (in millions):

	2022	2021
Term Loan B Facility	$209.3	$212.3
Other long term debt	4.5	-
Less current maturities	5.3	3.0
	208.5	209.3
Less unamortized debt issuance costs	1.2	1.9
	$207.3	$207.4

The scheduled maturities of long-term debt as of December 31, 2022 are as follows (in millions):

Year	Amount
2023	$5.3
2024	207.4
2025	1.1
2026	-
2027	-
Thereafter	-
$213.8

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

Borrowings under the Term Loan B Facility were used on the Closing Date (a) to repay in full all of the Company’s and its subsidiaries’ outstanding obligations under the Company’s previous credit facility and to terminate the credit agreement relating thereto, (b) to pay fees and expenses in connection with the 2017 Credit Facility, and (c) for general corporate purposes.

The 2017 Credit Facility is guaranteed on a senior secured basis by certain of the Company’s existing and future wholly-owned domestic subsidiaries, and is secured on a first priority basis by the Company’s and those subsidiaries’ assets.

The Company’s borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of December 31, 2022, the interest rate on the Company's Term Loan B was 7.13%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

The Company did not make prepayments in 2022 and 2021.

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

The carrying amount of the Term Loan B Facility as of December 31, 2022 was $208.1 million, net of $1.2 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of December 31, 2022 was approximately $204.0 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

As of December 31, 2022, the Company believes that it is in compliance with all material covenants in the 2017 Credit Agreement.

11. FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the consolidated balance sheets (in millions):

	December 31, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3		Total Gains (Losses)
Assets:
Money market account	$1.4	$1.4	$—		$—
Corporate bonds and notes	$44.5		$44.5	$

Liabilities:
Contingent consideration	$63.8	$—	—		$63.8

Nonrecurring fair value measurements:
FCC licenses	$24.5	—	—		$24.5	$(1.6)

	December 31, 2021
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$88.3	$88.3	$—	$—

Liabilities:
Contingent consideration	$114.9	$—	—	$114.9

Nonrecurring fair value measurements:
FCC licenses	$0.7	—	—	$0.7	$(0.1)

The Company held investments in a money market fund, corporate bonds and notes. The majority of the carrying value of the corporate bonds and asset-backed securities held by the Company are investment grade.

The Company’s money market account is comprised of cash and cash equivalents.

The Company’s available for sale debt securities are comprised of corporate bonds and notes. These securities are valued using quoted prices for similar attributes in active markets (Level 2). Since these investments are classified as available for sale, they are recorded at their fair market value within Cash and cash equivalents and Marketable securities in the Consolidated Balance Sheets and their unrealized gains or losses are included in other comprehensive income. Realized gains and losses from the sale of available for sale securities are included in the Statements of Operations and were determined on a specific identification basis.

As of December 31, 2022, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Corporate Bonds and Notes
	Amortized Cost	Unrealized gains (losses)
Due within a year	$20,802	$(122)
Due after one year	24,560	(712)
Total	$45,362	$(834)

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of December 31, 2022 and December 31, 2021, the Company determined that a credit loss allowance is not required.

Included in interest income for the years ended December 31, 2022, 2021 and 2020 was interest income related to the Company’s available for sale securities of $2.1 million, 0.2 million and $1.7 million, respectively.

The fair value of the contingent consideration is related to the acquisitions of:

•
the remaining 49% of the issued and outstanding shares of stock of a digital advertising solutions company that, together with its subsidiaries, does business under the name Cisneros Interactive;
•
100% of the issued and outstanding shares of stock of a digital advertising solutions company in Southeast Asia that, together with its subsidiaries, does business under the name MediaDonuts ; and
•
100% of the issued and outstanding shares of stock of a digital advertising solutions company headquartered in South Africa, that, together with its subsidiaries, does business under the name 365 Digital.

The fair value of the contingent consideration was estimated by applying the real options approach using level 3 inputs as further discussed in Note 3. The following table presents the changes in the contingent consideration (in millions):

	Years Ended December 31,
	2022	2021
Beginning balance	$114.9	$-
Additions from acquisitions		106.7
Payments to sellers	(65.3)	-
(Gain) loss recognized in earnings	14.2	8.2
Ending balance	$63.8	$114.9

12. INCOME TAXES

The components of income (loss) before provision for income taxes for the years ended December 31, 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Domestic	$14.2	$35.9	$2.0
Foreign	17.5	18.0	(1.9)
Income (loss) before provision for income taxes	$31.7	$53.9	$0.1

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Current
Federal	$8.6	$1.8	$1.2
State	1.4	1.9	(1.2)
Foreign	5.3	7.4	1.5
	$15.3	$11.1	$1.5
Deferred
Federal	$(1.6)	$9.6	$0.8
State	0.2	0.4	(1.0)
Foreign	(2.3)	(2.4)	0.2
	(3.7)	7.6	-
Total provision for taxes	$11.6	$18.7	$1.5

The income tax provision (benefit) differs from the amount of income tax determined by applying the Company’s federal corporate income tax rate of 21% to pre-tax income for the years ended December 31, 2022, 2021 and 2020 due to the following (in millions):

	2022	2021	2020
Computed “expected” tax provision (benefit)	$6.7	$11.3	$-
Change in income tax resulting from:
State taxes, net of federal benefit	1.2	1.9	0.7
Change in fair value of earnout	3.3	2.7	-
Non-deductible executive compensation	2.1	1.2	0.4
Non-deductible expenses	0.5	0.2	0.2
Foreign GILTI income	1.6	4.1	0.1
Foreign Permanent Differences including U.S. GAAP to Statutory Differences	(1.6)	2.8	-
Foreign Non-Territorial Income	(4.5)	(6.9)	-
Foreign rate differential	0.7	-	-
State tax impact of previously deferred gain from FCC auction for broadcast spectrum	-	-	(2.5)
Transaction costs	0.1	0.2	0.1
Change in valuation allowance	2.9	0.2	1.7
Change in tax rate	(0.4)	(0.1)	0.5
Stock compensation	0.5	(0.8)	0.2
Change in unrecognized tax benefits	(2.3)	(0.3)	0.1
Impairment	-	-	0.2
Other	0.8	2.2	(0.2)
	$11.6	$18.7	$1.5

The components of the deferred tax assets and liabilities at December 31, 2022 and 2021 consist of the following (in millions):

	2022	2021
Deferred tax assets:
Accrued expenses	$1.3	$1.9
Accounts receivable	2.6	1.5
Net operating loss carryforward	6.4	4.8
Stock-based compensation	2.1	1.4
Credits	-	-
Lease obligations	11.7	7.2
Other comprehensive income	0.3	0.4
Other	0.7	1.1
Total deferred tax assets	25.1	18.3
Valuation allowance	(4.9)	(1.9)
Net deferred tax assets	$20.2	$16.4
Deferred tax liabilities:
Intangible assets	$(69.5)	$(70.3)
Property and equipment	(3.7)	(5.9)
Lease assets	(10.8)	(6.4)
Other	(1.2)	(0.5)
Total deferred tax liabilities	(85.2)	(83.1)
Net deferred tax liabilities	$(65.0)	$(66.7)

As of December 31, 2022, the Company has certain U.S. state and foreign net operating loss carryforwards of approximately $33.1 million, and $15.7 million, respectively, available to offset future taxable income. The state net operating loss carryforwards will expire during the years 2028 through 2038, to the extent they are not utilized. The foreign net operating loss carryforwards will expire during the years 2026 through 2037 in various jurisdictions, In various other jurisdiction, net operating loss carryforwards do not expire.

Utilization of the Company’s state net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (the "Code") or similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2022, the Company believes that utilization of its state net operating losses are not limited under any ownership change limitations provided under the Code or under similar state statutes.

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

The Company periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets is highly subjective and requires significant judgment. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) future taxable income exclusive of reversing temporary differences and carryforwards; and (4) tax planning strategies. Based on the Company’s analysis and a review of all positive and negative evidence such as historical operations, future projections of taxable income and tax planning strategies that are prudent and feasible, the Company determined that it was more likely than not that its deferred tax assets would be realized for all jurisdictions with the exception of the Company’s digital operations located in Spain, Israel, Uruguay , Panama, Mexico, Argentina, Thailand and Ghana. As a result of recurring losses from the digital operations in Spain, Israel, Uruguay, Panama, Mexico, Argentina, Thailand and Ghana, the Company has determined that it is more likely than not that deferred tax assets of approximately $4.4 million at December 31, 2022 will not be realized and therefore the Company has established a valuation allowance on those assets. In addition, the Company has determined that it is more likely than not its foreign tax credits carryovers of $0.5 million generated for 2022 and previous years will not be utilized and accordingly has recorded a valuation allowance of $0.5 million on them.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2020	$4.3
Lapse of statute	(3.6)
Interest accrued	0.1
Increase in balances related to prior year tax positions	2.4
Balance at December 31, 2021	$3.2
Decrease in balances related to prior year tax positions	(2.1)
Interest accrued	0.6
Increase in balances related to prior year tax positions	1.2
Balance at December 31, 2022	$2.9

As of December 31, 2022, the Company had $2.9 million of gross unrecognized tax benefits for uncertain tax positions, of which $2.1 million would affect the effective tax rate if recognized.

As of December 31, 2022, the Company does not anticipate that the amount of unrecognized tax benefits to decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2022, the Company had $0.5 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states and various foreign jurisdictions. The tax years 2019 to 2021 and 2018 to 2021 remain open to examination by federal and state taxing jurisdictions, respectively. For foreign jurisdictions, the tax years 2009 to 2021 may remain open to examination by certain foreign jurisdictions.

The Company intends to indefinitely reinvest its unremitted earnings in its foreign subsidiaries except for our Uruguay subsidiary Tirkel S.A., and accordingly has provided a deferred tax liability of $0.6 million on those earnings. The Company has not determined at this time an estimate of total amount of other entities unremitted earnings, as it is not practical at this time.

13. COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through December 2026, to provide television and radio audience measurement services. Pursuant to these agreements, as of December 31, 2022, the Company is obligated to pay these providers a total of approximately $7.4 million. In addition, as of December 31, 2022, the Company has commitments consist primarily of obligations for software licenses utilized by the Company's sales team of approximately $3.9 million. The 2023 and 2024 annual commitments total approximately $8.1 million and $2.1 million, respectively. The annual commitments beyond 2024 total approximately $1.2 million.

14. STOCKHOLDERS’ EQUITY

The Company’s Second Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") authorizes both common and preferred stock.

Common Stock

The Company’s common stock has three classes, identified as Class A common stock, Class B common stock and Class U common stock. The Class A common stock and Class B common stock have similar rights and privileges, except that the Class B common stock is entitled to ten votes per share as compared to one vote per share for the Class A common stock. Each share of Class B common stock is convertible at the holder’s option into one fully paid and non-assessable share of Class A common stock and is required to be converted into one share of Class A common stock upon the occurrence of certain events as defined in the Certificate of Incorporation.

The requirement for the mandatory conversion of all outstanding shares of Class B common stock to be converted into shares of Class A common stock was met upon the passing of the Company's late Chief Executive Officer, Walter F. Ulloa, in 2022. No shares of Class B common stock are currently outstanding and no new shares of Class B common stock are expected to be issued in the future.

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

During the year ended December 31, 2022, the Company paid cash dividends totaling $0.10 per share, or $8.5 million in the aggregate, on all shares of Class A, Class B and Class U common stock. During the year ended December 31, 2021, the Company paid cash dividends totaling $0.10 per share, or $8.5 million in the aggregate, on all shares of Class A, Class B and Class U common stock. During the year ended December 31, 2020, the Company paid cash dividends totaling $0.13 per share, or $10.5 million in the aggregate, on all shares of Class A, Class B, and Class U common stock.

Preferred Stock

As of December 31, 2022 and 2021, there were no shares of any series of preferred stock issued and outstanding.

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

During the year ended December 31, 2022, the Company has repurchased a total of 1.8 million shares of its Class A common stock under the new share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. The Company did not repurchase any shares during the year ended December 31, 2021. The Company repurchased 0.3 million shares of Class A common stock at an average price of $2.02, for an aggregate purchase price per share of approximately $0.5 million, during the year ended December 31, 2020. All repurchased shares were retired as of December 31, 2022.

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the consolidated balance sheets. Shares repurchased pursuant to the Company’s share repurchase program are retired during the same calendar year.

15. EQUITY INCENTIVE PLANS

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

The Company has issued stock options and restricted stock units to various employees and non-employee directors of the Company in addition to non-employee service providers under both the 2004 Plan and the 2000 Plan. As of December 31, 2022, there were approximately 6.2 million securities remaining available for future issuance under equity compensation plans.

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

There were no stock options granted during the years ended December 31, 2022, 2021, and 2020.

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	944	$2.20		$627
Exercised	(10)	1.92		11
Forfeited or cancelled	(50)	2.87
Outstanding at December 31, 2020	884	2.17		722
Exercised	(533)	2.09		1,559
Forfeited or cancelled	-	-
Outstanding at December 31, 2021	351	2.28		1,577
Exercised	(91)	1.71		381
Forfeited or cancelled	-	-
Outstanding at December 31, 2022	260	2.48	0.19	605
Vested and Exercisable at December 31, 2022	260	2.48	0.19	605

There was no stock-based compensation expense related to the Company’s employee stock options for the years ended December 31, 2022, 2021 and 2020.

Restricted Stock and Restricted Stock Units

The following is a summary of non-vested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2019	2,256	$3.64
Granted	2,623	2.96
Vested	(1,427)	3.63
Forfeited or cancelled	(81)	3.15
Nonvested balance at December 31, 2020	3,371	3.12
Granted	3,200	6.49
Vested	(1,926)	4.35
Forfeited or cancelled	(115)	3.03
Nonvested balance at December 31, 2021	4,530	5.00
Granted	3,555	5.43
Vested	(3,491)	5.10
Forfeited or cancelled	(151)	5.35
Nonvested balance at December 31, 2022	4,443	5.26

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $20.0 million, $9.6 million and $5.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, there was approximately $13.0 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of shares vested related to grants of restricted stock and restricted stock units was $18.1 million, $8.7 million, and $5.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company’s restricted stock units are net settled by withholding shares of the Company’s common stock to cover minimum statutory incomes taxes and remitting the remaining shares of the Company’s common stock to an individual’s brokerage account. Authorized shares of the Company’s common stock are used to settle restricted stock units.

16. RELATED-PARTY TRANSACTIONS

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

At December 31, 2022, TelevisaUnivision owns approximately 11% of the Company’s common stock on a fully-converted basis.

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

On October 2, 2017, the Company entered into the current affiliation agreement which superseded and replaced its prior affiliation agreements with TelevisaUnivision. Additionally, on the same date, the Company entered into a proxy agreement and marketing and sales agreement with TelevisaUnivision, each of which superseded and replaced the prior comparable agreements with TelevisaUnivision. The term of each of these current agreements expires on December 31, 2026 for all of the Company’s Univision and UniMás network affiliate stations, except that each current agreement expired on December 31, 2021 with respect to the Company’s Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2022, 2021 and 2020, retransmission consent revenue accounted for approximately $36.0 million, $37.0 million and $36.8 million, respectively, of which $24.9 million, $25.9 million and $26.8 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

The following tables reflect the related-party balances with TelevisaUnivision and other related parties (in thousands):

	Univision		Other		Total
	2022	2021	2022	2021	2022	2021
Trade receivables	$5,814	$8,162	$—	$—	$5,814	$8,162
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net (2)	3,714	4,642	—	—	3,714	4,642
Accounts payable	1,097	1,802	118	118	1,215	1,920

	Univision
	2022	2021	2020
Direct operating expenses (1)	$8,095	$8,412	$9,063
Amortization	928	1,228	1,228

(1)
Consists of national representation fees paid to TelevisaUnivision.
(2)
Consists of intangible rights originally acquired from TelevisaUnivision.

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and TelevisaUnivision. As of December 31, 2022 and 2021 these balances totaled $0.5 million and $3.8 million, respectively.

In May 2007, the Company entered into an affiliation agreement with LATV Networks, LLC (“LATV”). Pursuant to the affiliation agreement, the Company will broadcast programming provided to the Company by LATV on one of the digital multicast channels of certain of the Company’s television stations. Under the affiliation agreement, there are no fees paid for the carriage of programming, and the Company generally retains the right to sell approximately five minutes per hour of available advertising time. Since July 2022, the Company owns 15% of the stock of LATV. The Company believes that LATV is majority owned and controlled by the family of Walter F. Ulloa, the Company's late Chief Executive Officer, who died on December 31, 2022.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, the cumulative gains and losses of derivative instruments that qualify as cash flow hedges, and the cumulative unrealized gains and losses of marketable securities. The following table provides a roll forward of accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of January 1, 2020	$(562)	$431	$(131)
Other comprehensive income (loss)	$(922)	$(25)	$(947)
Income tax (expense) benefit	$—	$22	$22
Other comprehensive income (loss), net of tax	$(922)	$(3)	$(925)
Accumulated other comprehensive income (loss) as of December 31, 2020	$(1,484)	$428	$(1,056)
Other comprehensive income (loss)	$184	$(113)	$71
Income tax (expense) benefit	$—	$8	$8
Other comprehensive income (loss), net of tax	$184	$(105)	$79
Accumulated other comprehensive income (loss) as of December 31, 2021	$(1,300)	$323	$(977)
Other comprehensive income (loss)	$(45)	$(1,353)	$(1,398)
Income tax (expense) benefit	$—	$454	$454
Amounts reclassified from AOCI	$—	$532	$532
Income tax (expense) benefit	$—	$(121)	$(121)
Other comprehensive income (loss), net of tax	$(45)	$(488)	$(533)
Accumulated other comprehensive income (loss) as of December 31, 2022	$(1,345)	$(165)	$(1,510)

18. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

19. SEGMENT DATA

The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2022, based upon the type of advertising medium, which segments are digital, television and audio (formerly radio). The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

Digital

The Company's digital segment, whose operations are located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies.

The Company provides digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four business units:

•
the Company's digital commercial partnerships business;
•
Smadex, the Company's programmatic ad purchasing platform;
•
the Company's mobile growth solutions business; and
•
the Company's digital audio business.

Through the Company's digital commercial partnerships business – the largest of its digital business units – the Company acts as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies represented by the Company include Meta (formerly known as Facebook Inc.), Spotify, ByteDance and Twitter, as well as other media companies, in more than 30 countries throughout the world. The Company's dedicated local sales teams sell advertising space on these and other media companies' digital platforms to its advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. The Company also provides some of its advertising customers billing, technological and other support, including strategic marketing and training, which it refers to as managed services.

Smadex is the Company's programmatic ad purchasing platform, on which advertisers can purchase ad inventory. This practice – the purchase and sale of advertising inventory electronically – is referred to in the Company's industry as programmatic advertising. Smadex is also a “demand-side" platform, which allows advertisers to purchase space from online marketplaces on which media companies list their advertising inventory. Most advertisements acquired through Smadex are placed on mobile devices, but they may also be placed on computers and other Internet-connected devices. The Company also provides managed services to some of its advertising customers in connection with their use of its Smadex platform.

The Company also offers a mobile growth solutions business, which provides managed services to advertisers looking to connect with consumers, primarily on mobile devices. This business allows the Company to manage programmatic media buys for its advertising customers or their ad agencies through multiple ad purchasing platforms in real time across multiple channels.

The Company's digital audio business provides digital audio advertising solutions for advertisers in the Americas. The Company's advertising customers and their ad agencies use these solutions to promote their brands on online audio streams, and provides them with tools to target specific users by demographic and geographic categories.

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

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 74%, 69% and 36% and of its revenue outside the United States during the years ended December 31, 2022, 2021 and 2020, respectively (see Note 5).

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change	% Change
	2022	2021	2020	2022 to 2021	2021 to 2020
Net Revenue
Digital	$747,103	$555,338	$143,309	35%	288%
Television	144,730	146,839	154,456	(1)%	(5)%
Audio	64,376	58,015	46,261	11%	25%
Consolidated	956,209	760,192	344,026	26%	121%
Cost of revenue - digital	623,916	466,517	106,928	34%	336%
Direct operating expenses
Digital	32,518	25,481	15,227	28%	67%
Television	61,301	63,016	61,145	(3)%	3%
Audio	28,792	27,952	28,537	3%	(2)%
Consolidated	122,611	116,449	104,909	5%	11%
Selling, general and administrative expenses
Digital	41,612	26,123	15,404	59%	70%
Television	20,657	18,381	19,748	12%	(7)%
Audio	12,896	12,081	13,252	7%	(9)%
Consolidated	75,165	56,585	48,404	33%	17%
Depreciation and amortization
Digital	12,148	8,377	2,561	45%	227%
Television	11,126	12,477	12,918	(11)%	(3)%
Audio	2,423	1,566	1,803	55%	(13)%
Consolidated	25,697	22,420	17,282	15%	30%
Segment operating profit (loss)
Digital	36,909	28,840	3,189	28%	804%
Television	51,646	52,965	60,645	(2)%	(13)%
Audio	20,265	16,416	2,669	23%	515%
Consolidated	108,820	98,221	66,503	11%	48%
Corporate expenses	49,404	32,993	27,807	50%	19%
Change in fair value of contingent consideration	14,210	8,224	—	73%	*
Impairment charge	1,600	3,023	40,035	(47)%	(92)%
Foreign currency (gain) loss	2,972	508	(1,052)	485%	*
Other operating (gain) loss	382	(6,998)	(6,895)	*	1%
Operating income (loss)	$40,252	$60,471	$6,608	(33)%	815%
Capital expenditures
Digital	$6,186	$2,073	$1,659
Television	5,887	2,833	7,184
Audio	561	705	641
Consolidated	$12,634	$5,611	$9,484
Total assets
Digital	$408,027	$309,347	$196,020
Television	363,904	433,303	425,899
Audio	108,910	108,692	125,426
Consolidated	$880,841	$851,342	$747,345

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2022	$6,398	$3,436	$81	$(3,343)	$6,572
Year ended December 31, 2021	$3,790	$3,469	$67	$(928)	$6,398
Year ended December 31, 2020	$2,890	$2,452	$(59)	$(1,493)	$3,790

(1)
Other adjustments represent recoveries and increases in the allowance for doubtful accounts.