Form 10-K/A
period 2022-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2023-05-01
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

As of April 27, 2023, there were 78,356,490 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 0 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm PCAOB ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Los Angeles, California

EXPLANATORY NOTE

Entravision Communications Corporation (the “company,” “Entravision,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form-10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from the company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the end of the company’s fiscal year. The company is filing this Amendment No. 1 to include the information required by Part III of the Original Filing to publicly disclose such information prior to the date on which the company intends to file such proxy statement.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III and Item 15 of Part IV of the Original Filing have been amended and restated in their entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the company’s other filings with the SEC subsequent to the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1. Terms used but not otherwise defined in this Amendment No. 1 have such meaning as ascribed to them in the Original Filing.

ENTRAVISION COMMUNICATIONS CORPORATION

AMENDMENT NO. 1 TO

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The following table represents our Board of Directors (the “Board”) as of the date of this Amendment No. 1:

Name	Position	Age
Paul Anton Zevnik	Interim Chair	72
Gilbert R. Vasquez	Director	83
Juan Saldívar von Wuthenau	Director	57
Martha Elena Diaz	Director	61
Fehmi Zeko	Director	64
Patricia Diaz Dennis	Director	76
Thomas Strickler	Nominee	61
Javier Rodriguez	Nominee	68

Biographical Information Regarding Directors

Paul Anton Zevnik. Mr. Zevnik currently serves as Interim Chair of the Board. Mr. Zevnik, together with Walter F. Ulloa and Philip Wilkinson, was a founding shareholder of Entravision, participating in the organization, acquisition and growth of our television and radio segments through predecessor entities, which were combined to form Entravision in 1995. He has served as a director of the company since its listing on the New York Stock Exchange (the “NYSE”) in 2000. As a director, at various times, he has served on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. He has been our Lead Director during the transformation of the company to include diverse digital technology, marketing and ad-tech businesses that now operate in 40 countries. In addition to Entravision, for more than 40 years Mr. Zevnik has participated in the formation, ownership and management of other media businesses, including television broadcasting, content production, digital media, and the deployment of UHF spectrum for wireless communications. Mr. Zevnik has more than 40 years of experience in the formation, ownership, management and operation of Entravision's media businesses and its predecessor entities. A Harvard Law School graduate, Mr. Zevnlk was also the founder and managing partner of a national law firm before becoming a partner of the international law firm Morgan, Lewis & Bockius, LLP, maintaining his principal offices in Washington, D.C. and Los Angeles, California.

Gilbert R. Vasquez. Mr. Vasquez is managing partner of the certified public accounting firm of Vasquez + Company LLP, which he founded in 1969. Mr. Vasquez is also the Chairman Emeritus of the Los Angeles Latino Chamber of Commerce. Mr. Vasquez was a board member of the 1984 Los Angeles Olympic Committee and currently serves as a board member on its successor organization, the LA84 Foundation. He is past president of the California Board of Accountancy. He has been a member of various Boards of Directors including Green Dot Public Schools, California State University Los Angeles Foundation, Los Angeles Metropolitan YMCA, Congressional Hispanic Caucus, Los Angeles Area Chamber of Commerce, and National Association of Latino Elected and Appointed Officials. Other past corporate board appointments include Verizon (formerly) GTE of California, Glendale Federal Bank, ProAmerica Bank and Blue Cross of California. Mr. Vasquez has been a director since May 2007.

Juan Saldívar von Wuthenau. Mr. Saldívar has been our Chief Digital, Strategy and Accountability Officer since November 2020. He has also been the Founder and Managing Partner of SWS.Consulting (JSW Servicios de Estrategia SC) since July 2011, and is a partner at the venture fund Rise Capital. Prior to these roles, Mr. Saldívar held several positions at Televisa Corporación, S.A. de C.V. (“Televisa”), serving as president of Televisa Interactive Media from October 2003 until June 2011 and as Director of Planning and Strategy of Televisa Multimedia from July 2001 until October 2003. Before joining Televisa, Mr. Saldívar was the founder and Country Manager of Submarino.com in Mexico from 1999 until 2001. He holds a degree in economics from the Instituto Tecnológico Autónomo de México and an MBA from the IESE Business School in Spain. Mr. Saldívar has been a director since May 2014.

Martha Elena Diaz. Ms. Diaz has provided strategic advisory services to companies in Latin America, such as National Geographic and Televicentro, since 2015. Previously, Ms. Diaz served as president of the Editorial Televisa subsidiary of Televisa for each of the United States, Mexico and Puerto Rico, where she led the digital transformation of brands such as National Geographic, Hearst and Meredith from physical to interactive platforms and influencer communities. Ms. Diaz also served as president of Distribuidora Intermex, a subsidiary of Grupo Televisa, from March 2012 until July 2015, and as president of Sistema Radiópolis from December 2010 until February 2012. Prior to that, she worked for Prisa as a director of Comercializadora Prisa Medios in Spain, a director of TV Bids at Prisa Group in Colombia, and chief executive officer of Grupo Latino de Publicidad in Colombia, a pioneer in media marketing in Colombia with 19 outlets, with different brands of television, radio, out-of-home advertising, digital platforms and sports. Prisa is one of the largest media companies in Spain and Latin America, producing a wide variety of educational, cultural and informative content. Ms. Diaz also served as president of Sky Colombia, a satellite television company, and chief executive officer of Supercable Colombia, a cable television company, while also serving as president of Colombia’s subscription television association. Prior to her media career, Ms. Diaz served as Marketing Vice President of Banco de Colombia, and Commercial Vice President of the north zone of South America at Sofasa. Ms. Diaz currently serves on the board of directors and as Treasurer of the Monasterio del Viento foundation in Colombia, which helps rural communities and environmental preservation efforts. She holds a degree in chemical engineering from the Universidad Pontificia Bolivariana and a postgraduate certificate as a marketing specialist from the Universidad EAFIT in Colombia. Ms. Diaz has been a director since May 2016.

Fehmi Zeko. Fehmi Zeko currently serves as Senior Partner at CDX Advisors LLC and a General Partner at Great Point Media. Since March 2018, he has also served on the board of directors of Athene Holding Ltd., a retirement services company. From 2015 to March 2018, Mr. Zeko served as Vice Chairman, Global Technology, Media and Telecommunications Investment Banking Group at Bank of America Merrill Lynch. In this role he helped organize and execute the strategic plan to reposition the entire Technology, Media and Telecom franchise for large cap coverage globally. Prior to Bank of America Merrill Lynch, Mr. Zeko was Senior Managing Director, Group Head North America and Global Chairman, Telecom, Media, Entertainment and Technology (“TMET”) at Macquarie Capital, where he led the firm’s Global TMET Investment Banking and Principal Investing Practice. Prior to joining Macquarie Capital, Mr. Zeko was Vice Chairman and Co-Founder of the Foros Group, where he led the firm’s Media and Communication Advisory Practice. Prior to that, Mr. Zeko held senior investment banking positions at Deutsche Bank and Citigroup. He received his Bachelor of Business Administration and Master of Business Administration in Finance from Texas Christian University’s Neeley School of Business. Mr. Zeko has been a director since May 2019.

Thomas Strickler. Mr. Strickler co-founded Endeavor Talent Agency in 1995 and served on its management committee before his departure in 2009. Prior to Endeavor, Mr. Strickler was an agent at Creative Artists Agency, InterTalent and ICM. Mr. Strickler is a Managing Director of Prime Focus World, a creative services provider to film studios and production companies. Mr. Strickler serves on the Board of Trustees of SCI-Arc, and is a member of the Board of Directors of the Glen Canyon Institute, the Board of Directors of the Los Angeles Master Chorale, and the Board of Advisors of the School of Education and Information Studies at the University of California, Los Angeles.

Javier Rodriguez. Mr. Rodriguez has 45 years of experience in tax, finance and accounting. He has been the General Managing Partner of Eagle Vista Investments Partners, a financial and strategic advisory firm, since June 2018. Mr. Rodriguez previously served as the Chief Executive Officer of J&R Fleet Services, LLC, a truck repair facility in Southern California, from January 2001 to June 2018. Prior to that, he served in multiple tax and accounting roles, including as a partner at KPMG and Arthur Andersen & Co and as the President of Oakmont Corporation, an investment management company in Los Angeles with more than $1 billion in assets under management. Mr. Rodriguez also served as President of the American Association of Hispanic Certified Public Accountants, an organization now known as the Association of Latino Professionals in Finance and Accounting (ALPFA), from 1990 to 1992.

Patricia Diaz Dennis. Patricia Diaz Dennis is a trustee emerita of the NHP Foundation, chairs the Sanctions Panel for The Global Fund, serves on the World Affairs Council of San Antonio and the Advisory Board of WGU Texas, and is the Chair of the Mind Science Foundation. Ms. Diaz Dennis served in a variety of positions for the company originally known as SBC Communications, Inc. (“SBC”) which later became AT&T. Ms. Diaz Dennis was Senior Vice President and Assistant General Counsel of AT&T from August 2004 until she retired in November 2008. Previously, Ms. Diaz Dennis served as General Counsel and Secretary of SBC West from May 2002 until August 2004, as Senior Vice President of Regulatory and Public Affairs for SBC from November 1998 to May 2002 and as Senior Vice President and Assistant General Counsel of SBC from September 1995 to November 1998. Before joining SBC, Ms. Diaz Dennis was appointed by two Presidents and confirmed by the United States Senate to three federal government positions. Ms. Diaz Dennis was named a member of the National Labor Relations Board by President Ronald Reagan, where she served from 1983 until 1986. President Reagan later appointed Ms. Diaz Dennis as a commissioner of the Federal Communications Commission, where she served from 1986 until 1989. From 1989 to 1991, Ms. Diaz Dennis was at the law firm of Jones, Day, Reavis & Pogue, where she was a partner and communications group practice chair. In 1992, Ms. Diaz Dennis returned to public service when she was appointed by President George H. W. Bush as Assistant Secretary of State for Human Rights and Humanitarian Affairs, serving from 1992 until 1993. Ms. Diaz Dennis served as special counsel for communications matters to the law firm of Sullivan & Cromwell from 1993 until 1995. Ms. Diaz Dennis has served on the Boards and Board committees of a number of for-profit organizations, including Massachusetts Mutual Life Insurance Company from 1995 to 2017, United States Steel Corporation from 2015 to 2021 and Amalgamated Bank from 2018 to 2022, and non-profit organizations, including the Girl Scouts of the USA, where she was Chair of the Board from 2005 to 2008. Ms. Diaz Dennis is a member of the California, Texas and District of Columbia bars, and is admitted to practice before the U.S. Supreme Court. Ms. Diaz Dennis previously served as one of our directors from July 2001 until October 2005 and rejoined the Board in May 2014.

EXECUTIVE OFFICERS

The following table represents our executive officers as of the date of this Amendment No. 1:

Name	Position	Age
Christopher T. Young	Interim Chief Executive Officer, Chief Financial Officer and Treasurer	54
Jeffery A. Liberman	President and Chief Operating Officer	64
Karl A. Meyer	Chief Revenue Officer	59
Juan Saldívar von Wuthenau	Chief Digital, Strategy and Accountability Officer	57

Biographical Information Regarding Executive Officers

Christopher T. Young. Mr. Young has been our Interim Chief Executive Officer since January 2023 following the passing of our former Chief Executive Officer in December 2022, and our Chief Financial Officer and Treasurer since May 2008. Mr. Young had previously served as the President of our outdoor advertising division from February 2004 until we sold our outdoor advertising division in May 2008. From January 2000 to February 2004, Mr. Young served as our outdoor advertising division’s Chief Financial Officer. Before joining our company, Mr. Young had worked with the Bank of Montreal, where he was responsible for all of the bank’s corporate finance activity for the broadcasting and outdoor advertising industries. Mr. Young’s prior experience includes tenures at both the Bank of Tokyo in its corporate finance group and Chase Manhattan Bank. Mr. Young holds a Bachelor of Arts degree in Economics from Columbia University.

Jeffery A. Liberman. Mr. Liberman, our President and Chief Operating Officer since March 2017, has many years of experience in the television, radio and digital industries. At the company, he has led radio content development, operations management, sales growth, team management, traffic operations, digital operations, and television content curation. Mr. Liberman previously served as our Chief Operating Officer from July 2012 until March 2017, and President of our radio division from May 2001 until July 2012. From 1992 until our acquisition of Latin Communications Group Inc. in April 2000, Mr. Liberman was responsible for leading and operating Latin Communications Group’s 17 radio stations in California, Colorado, New Mexico and Washington D.C.

Karl A. Meyer. Mr. Meyer, our Chief Revenue Officer since May 2019, has more than 30 years of experience in US broadcast media. Prior to rejoining Entravision, Mr. Meyer served as the Vice President, Director of Sales at Univision Communication Inc. (“Univision”) from October 2017 until May 2019, and the Regional Vice President, National Sales at Univision from June 2014 through October 2017. Previous to that, Mr. Meyer served in a number of positions for Entravision starting in 2004, as the Vice President, General Manager of our Los Angeles radio market and later as Executive Vice President for the Western Region.

Juan Saldívar von Wuthenau. Mr. Saldívar has been our Chief Digital, Strategy and Accountability Officer since November 2020. See, “Biographical Information Regarding Directors” for additional biographical information on Mr. Saldívar.

Family Relationships

There are no family relationships among any of our directors or executive officers.

CORPORATE GOVERNANCE

We maintain a corporate governance page on our corporate website at www.entravision.com, which includes information regarding the company’s corporate governance practices. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Related Party Transaction Policy, Board committee charters, Audit Committee Pre-Approval Policy and certain other corporate governance documents and policies are available on that page of our website. Any changes to these documents and any waivers granted with respect to our code of ethics will be posted on our website. In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Entravision Communications Corporation, 2425 Olympic Boulevard, Suite 6000 West, Santa Monica, California 90404, Attention: Secretary. The information on our website is not, and shall not be deemed to be, a part of this Amendment No. 1 or incorporated by reference into this or any other filing we make with the SEC.

Board of Directors

Director Independence

Our Board currently consists of six members, a majority of whom meet the independence requirements of the NYSE as currently in effect. The Board has made independence determinations in accordance with NYSE listing standards, which state that a director will not be independent if:

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

The Board has affirmatively determined that each of Messrs. Zevnik, Vasquez and Zeko and Mses. Diaz Dennis and Diaz are independent, and expects to make a determination regarding the independence of Messrs. Strickler and Rodriguez on or around the date of the 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”). In addition, the Board has affirmatively determined that none of our independent directors has a material relationship with the company other than as a director, in accordance with the foregoing categorical standards.

In addition, our corporate governance guidelines provide that no member of the Board may serve on more than three public company boards of directors (in addition to ours) without first obtaining the prior approval of the Board. To our knowledge, no member of the Board serves on more than three public company boards of directors (in addition to ours) at this time.

Meetings of the Board

The Board held eight meetings and acted by written consent six times during 2022. Each of our incumbent directors attended 75% or more of the aggregate number of meetings of the Board and the committees on which such director served in 2022.

The company’s non-management directors meet regularly in executive session without management present to discuss certain Board policies, processes and practices, and other matters relating to the company and the functioning of the Board. Mr. Zevnik served as the presiding or “lead” independent director for such meetings during 2022.

Each of our directors is encouraged to attend the company’s annual meeting of stockholders and to be available to answer any questions posed by stockholders to such director. Because the Board holds one of its regular meetings following our annual meeting of stockholders, unless one or more members of the Board is unable to attend, all of the members of the Board are expected to attend the 2023 Annual Meeting. All of our incumbent directors attended our 2022 Annual Meeting of Stockholders.

Board Leadership

Our Board is currently led by Paul Zevnik, who was involved in the development, management and ownership of our predecessor entities from 1989 to 1996. Mr. Zevnik has served as a director since August 2000 and as our Interim Chair since January 2023.

Since 2004, our Corporate Governance Guidelines provide for an independent “lead” director. The Board appointed Mr. Zevnik to serve as our lead director during 2022. The lead director is responsible for (i) convening and calling meetings of the independent directors; (ii) chairing executive sessions of the independent directors and communicating with management relating to these sessions; and (iii) if requested by stockholders, being available for direct communication. Our Corporate Governance Guidelines provide that our non-management directors meet regularly, and our independent directors meet annually, in executive session and that our independent lead director presides at these sessions.

We do not have any formal policy regarding whether the Chair of the Board and Chief Executive Officer should be vested in the same person or two different persons, or whether the Chair should be an employee of the company or should be elected from among the non-employee directors. The needs of the company and the individuals available to play these roles may dictate different outcomes at different times, and the Board believes that retaining flexibility in these decisions is in the best interest of the company. Currently, Mr. Zevnik serves as the company’s Interim Chair, and Mr. Christopher T. Young serves as the company’s Interim Chief Executive Officer. The Board may, however, make changes to its leadership structure in the future as it deems appropriate.

Our Board leadership structure is a traditional one commonly utilized by other public companies in the United States, and we believe that this leadership structure has been effective for our company. We believe that having independent chairs for each of our Board committees, only independent directors serving on these committees and an independent lead director provides the right form of leadership and balance for our company. This structure provides us with oversight of the company by experienced independent directors.

Risk Management Oversight Function of the Board

The Board has allocated responsibilities for overseeing risk associated with the company’s business among the Board as a whole and the committees of the Board. In performing its risk oversight function, the Board: (i) oversees management’s development and execution of appropriate business strategies to mitigate the risk that such strategies will fail to generate long-term value for the company and its stockholders or that such strategies will motivate management to take excessive risks; and (ii) oversees the development and implementation of processes and procedures to mitigate the risk of failing to assure the orderly succession of the Chief Executive Officer and the senior executives of the company.

The Board also regularly reviews information regarding the company’s financial, operational and strategic risks. Each of the Board’s committees also oversees the management of company risks that fall within that committee’s areas of responsibility, including identifying, quantifying and assisting leaders throughout the company in mitigating risks. In performing this function, each committee has full access to management, as well as the ability to engage advisors. As set forth in its charter, the Audit Committee is responsible for discussing with management the company’s major financial risk exposures and the steps management has taken to monitor and control those exposures. The Audit Committee gives updates to the Board at its meetings, including updates on financial and information technology risks. The Audit Committee also meets privately with the company’s independent auditors, our internal auditors and our Chief Financial Officer at least quarterly. The Compensation Committee oversees the company’s risk management related to employee compensation plans and arrangements. The Nominating/Corporate Governance Committee manages risks associated with the independence of the Board and corporate governance matters. While each committee is responsible for overseeing the management of those risk areas, the entire Board is also regularly informed through committee reports.

Anti-Hedging and Anti-Pledging Policies

Under the company’s Insider Trading Policy as currently in effect, all directors, officers and employees of the company are prohibited from short-selling Entravision stock or engaging in transactions involving Entravision-based derivative securities. “Derivative Securities” in the Insider Trading Policy are options, warrants, stock appreciation rights or similar rights whose value is derived from the value of an equity security, such as Entravision stock. This prohibition includes, without limitation, trading in Entravision-based put and call option contracts, transacting in straddles, hedging, pledging or other similar transactions.

Director Stock Ownership Guidelines

In order to further align their interests and actions with the interests of the company’s stockholders, the Board has adopted Director Stock Ownership Guidelines that require our directors to accumulate over time and hold Entravision stock equal in value to at least four times the value of the regular annual cash retainer for directors, which shall include:

•
any shares beneficially owned by the director or members of his or her immediate family who share the director’s household;
•
shares of restricted stock or restricted stock units; and
•
vested but unexercised stock options.

Compliance with these ownership guidelines is measured on the first trading day after March 31 of each calendar year, using the director’s annual retainer fee as of that day, the closing stock price as of that day and the director’s holdings of company stock as of that day.

These Director Stock Ownership Guidelines also provide for discretion of our Compensation Committee to make decision or exceptions to the guidelines in extenuating circumstances or instances where they would place a severe hardship on a director in a manner that reflects the director’s personal circumstances and the intention of the guidelines.

Communications with the Board

The following procedures have been established by the Board in order to facilitate communications between our stockholders and the Board:

•
Stockholders and any interested parties may send correspondence to the Board or to any individual director, by mail to Corporate Secretary, Entravision Communications Corporation, 2425 Olympic Boulevard, Suite 6000 West, Santa Monica, California 90404, or by email to stockholdercommunications@entravision.com.
•
Our Secretary is responsible for the first review and logging of any such correspondence and forwards the communication to the director or directors to whom it is addressed, unless it is a type of correspondence which the Board has identified as correspondence which may be retained in our files and not sent to directors. The Board has authorized the Secretary to retain and not send to directors communications that: (a) are advertising or promotional in nature (including those offering goods or services), (b) solely relate to complaints by clients with respect to ordinary course of business customer service and satisfaction issues or (c) clearly are unrelated to our business, industry, management or Board or committee matters. These types of communications will be logged and filed but not circulated to directors. Except as set forth in the preceding two sentences, the Secretary does not screen communications sent to directors.
•
The log of stockholder correspondence is available to members of the Board for inspection. The Secretary periodically provides to the Board a summary of the communications received from stockholders, including the communications not sent to directors in accordance with the procedures set forth above.

Our stockholders may also communicate directly with the lead independent director, or with the non-management directors as a group, by mail addressed to Lead Director, c/o Corporate Secretary, Entravision Communications Corporation, 2425 Olympic Boulevard, Suite 6000 West, Santa Monica, California 90404, or by email to stockholdercommunications@entravision.com.

The Audit Committee has established procedures for the receipt, retention and treatment of complaints regarding questionable accounting, internal controls or auditing matters, or financial impropriety. Any of the company’s employees or non-employees may confidentially communicate concerns about any of these matters by calling our toll-free hotline. All of the reporting mechanisms are also posted on our website. Upon receipt of a complaint or concern, a determination will be made whether it pertains to accounting, internal controls or auditing matters, or financial impropriety and, if it does, it will be handled in accordance with the procedures established by the Audit Committee.

Committees of the Board

The Board has a standing Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. The composition, functions and general responsibilities of each committee are summarized below.

Audit Committee

The Audit Committee consists of Messrs. Vasquez (chair) and Zeko, and Ms. Diaz Dennis. The Board has determined that Mr. Vasquez is an audit committee financial expert, as that term is defined in Item 401(h) of Regulation S-K promulgated under the Exchange Act, and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A adopted under the Exchange Act. The Board has determined that all members of the Audit Committee meet the independence and knowledge requirements of the NYSE as currently in effect. For information about Messrs. Vasquez’s and Zeko’s, and Ms. Diaz Dennis’ experience, please see “Biographical Information Regarding Directors” above. The Audit Committee held six meetings and acted by written consent four times during 2022.

Consistent with the company’s Corporate Governance Guidelines, no member of the Audit Committee may serve on the audit committees of more than two other public companies (in addition to ours) without first obtaining the prior approval of the Board. Currently, no member of the Audit Committee serves on more than two other public company audit committees (in addition to ours).

The Audit Committee operates under a written charter, a copy of which is available on the governance page of the investor relations section of our website at https://investor.entravision.com. The Audit Committee’s duties include, among other things, responsibility for reviewing our accounting practices and audit procedures. In addition, the Audit Committee has responsibility for reviewing complaints about, and investigating allegations of, financial impropriety or misconduct.

As part of its responsibility, the Audit Committee is responsible for engaging our independent registered public accounting firm, as well as pre-approving audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair its independence. The Audit Committee has adopted, and the Board has ratified, an Audit Committee Pre-Approval Policy, which is also available on our website.

Compensation Committee, Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Ms. Diaz (chair) and Mr. Vasquez. The Board has determined that both members of the Compensation Committee qualify as independent directors as defined under the NYSE rules as currently in effect, as a “non-employee director” as defined in Rule 16b-3(b)(3) under the Exchange Act and as an “outside director” within the meaning of Section 162(m)(4)(C)(i) of the Internal Revenue Code of 1986, as amended (the “IRS Code”). No member of the Compensation Committee was at any time during 2022 an officer or employee of the company. The Compensation Committee held two meetings and acted by written consent six times during 2022. None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2022.

The Compensation Committee operates under a written charter, a copy of which is available on the governance page of the investor relations section of our website at https://investor.entravision.com. Among other things, the Compensation Committee establishes the compensation and benefits of our executive officers. The compensation committee also administers our employee benefit plans, including our equity incentive plan.

Please see “Compensation Committee Report” below, which details the Compensation Committee’s report on our executive compensation for 2022.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee consists of Ms. Diaz Dennis (chair) and Mr. Vasquez. The Board has determined that both members of the Compensation Committee qualify as independent directors as defined under the NYSE rules as currently in effect. The Nominating/Corporate Governance Committee held two meetings and acted by written consent two times during 2022.

The Nominating/Corporate Governance Committee operates under a written charter, a copy of which is available on the governance page of the investor relations section of our website at https://investor.entravision.com. Among other things, the Nominating/Corporate Governance Committee has the primary responsibility for overseeing the company’s corporate governance compliance practices, as well as supervising the affairs of the company as they relate to the nomination of directors. The principal ongoing functions of the Nominating/Corporate Governance Committee include developing criteria for selecting new directors, establishing and monitoring procedures for the receipt and consideration of director nominations by stockholders and others, considering and examining director candidates, recommending director nominations to the Board, developing and recommending corporate governance principles for the company and monitoring the company’s compliance with those principles, overseeing environmental, social and governance matters significant to the company and reporting to the Board from time to time on such matters, and establishing and monitoring procedures for the receipt of stockholder communications directed to the Board.

The Nominating/Corporate Governance Committee is also responsible for conducting an annual evaluation of the Board to determine whether the Board and its committees are functioning effectively, and reports annually to the Board with the results of this evaluation.

Director Nominations

The Nominating/Corporate Governance Committee has the responsibility to identify appropriate candidates to serve as directors of the company, interviews director candidates and makes recommendations to the Board regarding candidate selection. In considering candidates to serve as directors, the Nominating/Corporate Governance Committee evaluates various minimum individual qualifications, including strength of character, maturity of judgment, relevant technical skills or financial acumen, industry knowledge and diversity, taking into account and complying with all rules of the NYSE and applicable laws with respect to these criteria. The Nominating/Corporate Governance Committee also considers the extent to which the candidate would fill a present need on the Board and additional factors which may provide a range of experiences, skills and perspective to the Board.

Although our Nominating/Corporate Governance Committee does not maintain a formal policy with respect to board diversity, we believe in the benefits of different viewpoints and value the many kinds of diversity reflected by our current Board. Four of our six directors are gender and/or ethnically diverse, including two female directors, as self-reported by each director.

In recommending the nominees who are standing for election as directors at the 2023 Annual Meeting, the Nominating/Corporate Governance Committee considered the foregoing factors and, in the case of incumbent directors, each such nominee’s previous service on the Board, which provides continuity in its deliberations. The Nominating/Corporate Governance Committee also considered specific qualifications, attributes and skills that each nominee possesses and contributes to the work of the Board. Mr. Zevnik’s background as an attorney, as well as his leadership roles and years of experience with our company and the broadcasting and digital media industries, make him an important resource for the Board, as he provides valuable insight into business, strategic and certain technical matters. Mr. Vasquez’s experience as a certified public accountant qualifies him as a financial expert and he serves on the Board’s Audit Committee. He also provides the Board with valuable leadership experience and general business knowledge. Mr. Saldívar’s extensive business experience in the Spanish-language and digital media industries provides the Board with a valuable perspective on strategic and technical matters and unique insight. Ms. Diaz’s experience at international Spanish-language media companies and as a marketing executive and operational manager provide the Board with valuable insight into operational, marketing and strategic matters and in-depth knowledge of Latino audiences. Mr. Zeko’s leadership roles at global financial institutions, as well as his extensive experience in media investment banking, provide the Board with insight into financial, global and strategic matters, as well as knowledge of our industry. Mr. Strickler's extensive experience, entrepreneurship and leadership in the media industry provide the Board with valuable insight in business matters and leadership in and knowledge of the media industry. Mr. Rodriguez's experience in tax, finance and accounting provides the Board with valued guidance on business and strategic matters and his role as a leader in the Latino community provides the Board with valuable leadership experience.

Stockholder Recommendations of Director Candidates

The Board has adopted a Policy Regarding Stockholder Nomination for Directors pursuant to which the Nominating/Corporate Governance Committee will also consider stockholder candidates for nominations as director. Any director candidates submitted to this committee by stockholders will be evaluated according to the company’s overall needs, the director qualification standards set forth above, and the candidate's overall knowledge, experience and background. The Nominating/Corporate Governance Committee’s process for evaluating stockholder nominations shall not differ from the process used for considering all other director nominees.

Stockholder Nominations of Director Candidates

For stockholder nominations or other business to be properly brought before our annual meeting of stockholders by a stockholder pursuant to our bylaws, the stockholder must (1) have given Timely Notice (as defined below) thereof in writing to the Secretary of the corporation, (2) have provided any updates or supplements to such notice at the times and in the forms required by our bylaws and (3) together with the beneficial owner(s), if any, on whose behalf the nomination or business proposal is made, have acted in accordance with the representations set forth in the Solicitation Statement (as defined below) required by our bylaws. To be timely, a stockholder’s written notice must be received by the company’s Secretary at the principal executive offices of the corporation not later than the close of business on the ninetieth (90th) day nor earlier than the close of business on the one hundred twentieth (120th) day prior to the one-year anniversary of the preceding year’s annual meeting of stockholders; provided, however, that in the event the annual meeting of stockholders is first convened more than thirty (30) days before or more than sixty (60) days after such anniversary date, or if no annual meeting of stockholders were held in the preceding year, notice by the stockholder to be timely must be received by the Secretary of the corporation not later than the close of business on the later of the ninetieth (90th) day prior to the scheduled date of such annual meeting of stockholders or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made (such notice within such time periods shall be referred to as “Timely Notice”). Such stockholder’s Timely Notice shall set forth or include all the information set forth in our bylaws about each person the stockholder proposes to nominate as a director and the stockholder giving the notice and other information, including information required by Rule 14a-19 promulgated under the Exchange Act.

Additional information regarding the process and all of the required information to properly and timely submit stockholder nominations or other business proposals at our annual meeting of stockholders is set forth in our bylaws. A copy of our bylaws is available via the SEC’s website at www.sec.gov. You may also contact our Secretary at the address set forth above under Communications with the Board for a copy of the relevant bylaw provisions regarding the requirements for making stockholder proposals and nominating director candidates.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Class A common stock and our other equity securities. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us, or written representation from certain reporting persons that no Form 5s were required for those persons, we believe that all reporting requirements under Section 16(a) for the 2022 fiscal year were met in a timely manner by our directors, executive officers and greater than 10% beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

The Compensation Committee has furnished the following Compensation Committee Report for the 2022 fiscal year. This Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent that we specifically incorporate this report by reference therein.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis provided below (the “CD&A”) with management. In reliance on the reviews and discussions referred to above, the Compensation Committee has recommended to the Board, and the Board has approved, that the CD&A be included in our proxy statement and the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for filing with the SEC.

By the Compensation Committee of the Board of Directors:

Martha Elena Diaz, Chair
Gilbert R. Vasquez

COMPENSATION DISCUSSION AND ANALYSIS

Administration of Compensation Program

The Compensation Committee has overall responsibility for evaluating and approving our executive compensation program. The Compensation Committee has the authority to review and determine the salaries and bonuses of our executive officers, including our former Chief Executive Officer and the other named executive officers (our “Named Executive Officers”), and to establish the general compensation policies for such individuals. The Compensation Committee also has the authority to administer and make discretionary equity incentive grants to all of our employees under our 2004 Equity Incentive Plan (as amended, the “2004 Plan”). Historically, including prior to his passing, our Chief Executive Officer made compensation recommendations to the Compensation Committee with respect to our executive officers, in light of his role in the chief executive function, his unique perspective on the strategic direction of our company and day-to-day operations and his extensive experience in the digital and Spanish-language media industries, and the Compensation Committee has accepted, adjusted or rejected such recommendations in its discretion.

The Compensation Committee operates under a written charter. The duties and responsibilities of a member of the Compensation Committee are in addition to his or her duties as a member of the Board. The charter reflects these various responsibilities, and the Compensation Committee is charged with periodically reviewing the charter, which it does annually. The Compensation Committee’s membership is determined by the Board and is composed entirely of independent directors as defined under NYSE listing standards as currently in effect. The Compensation Committee has the ability to establish and delegate authority to a subcommittee. In addition, the Compensation Committee has the authority to engage the services of outside advisors, experts and others, including independent compensation consultants to assist the Compensation Committee. The Compensation Committee has engaged Frederic W. Cook & Co., Inc. (“Frederic Cook”) as the Compensation Committee’s outside compensation consultant to provide advice directly to the Compensation Committee as well as company management in continuing to evaluate and develop compensation policies and practices. The role of Frederic Cook is to provide independent advice and expertise in executive compensation policies and practices. In connection with its engagement of Frederic Cook, the Compensation Committee considered various factors regarding Frederic Cook’s independence including, but not limited to, the amount of fees received by Frederic Cook from the company as a percentage of Frederic Cook’s total revenue, its policies and procedures designed to prevent conflicts of interest, and the existence of any business or personal relationship that could impact Frederic Cook’s independence. After reviewing these and other factors, the Compensation Committee determined that Frederic Cook was independent and that its engagement did not present any conflicts of interest.

In reviewing executive officer compensation, the Compensation Committee does not engage in specific benchmarking of executive officer compensation against competitive market data or our peer group; however, the Compensation Committee reviews competitive market data from the media and digital marketing industries as well as other comparably-sized companies, including those companies we have determined to be in our peer group, in combination with an analysis of other factors as described further below. In 2022, the Compensation Committee reviewed competitive market data for companies in our peer group. Salaries were determined at the start of the year with context from peer data that was sourced in 2019 and had the following peers:

• Audacy, Inc.	• Gray Television, Inc.	• TiVo Corporation

• AutoWeb, Inc.	• Hemisphere Media Group, Inc.	• Townsquare Media, Inc.

• Beasley Broadcast Group, Inc.	• Nexstar Media Group, Inc.	• Trade Desk, Inc.

• Cumulus Media Inc.	• QuinStreet, Inc.	• Tribune Media Company

• The E. W. Scripps Company	• Saga Communications, Inc.	• TrueCar, Inc.

• Emmis Communications Corp.	• Sinclair Broadcast Group, Inc.	• Urban One, Inc.

• Fluent, Inc.	• TEGNA Inc.

During 2022 the Compensation Committee updated the peer group to reflect more digital media companies and to remove peers that had been acquired, had market capitalization that was too large, or market capitalization that was too small. The updated peer group was used for determining equity awards at the end of 2022 and is also being used for compensation decisions in 2023 and consisted of the following companies:

• Audacy, Inc.	• Fluent, Inc.	• TechTarget, Inc.

• Cardlytics, Inc.	• fuboTV Inc.	• Thryv, Inc.

• Comscore, Inc.	• Gray Television, Inc.	• Townsquare Media, Inc.

• Criteo S.A.	• Hemisphere Media Group, Inc.	• TrueCar, Inc.

• Cumulus Media	• Magnite Inc.	• Urban One, Inc.

• Digital Media Solutions, Inc.	• PubMatic, Inc.	• Yelp Inc.

• EverQuote, Inc.	• QuinStreet, Inc.	• Zeta Global Holdings Corp.

• E.W. Scripps Company	• Saga Communications, Inc.

Compared to 2021, our peer group for the 2022 fiscal year includes the addition and removal of the following companies:

Additions	Removals
Cardlytics, Inc.	AutoWeb, Inc.
Comscore, Inc.	Beasley Broadcast Group, Inc.
Criteo S.A.	Enmis Communications Corp.
Digital Media Solutions, Inc.	Nexstar Media Group, Inc.
EverQuote, Inc.	Sinclair Broadcast Group, Inc.
fuboTV Inc.	TEGNA Inc.
Magnite Inc.	Tivo Corporation
PubMatic, Inc.	Trade Desk, Inc.
TechTarget, Inc.	Tribune Media Company
Thryv, Inc.
Yelp Inc.
Zeta Global Holdings Corp.

The Compensation Committee held two meetings and acted by written consent six times during 2022. The Board did not modify any action or recommendation made by the Compensation Committee with respect to executive compensation for the 2022 fiscal year.

Consideration of Prior Say-on-Pay Advisory Vote

At our May 28, 2020 annual meeting, we held our most recent non-binding, advisory vote on the compensation of our Named Executive Officers (a “Say-on-Pay” vote) which received the support of approximately 94% of the votes cast. Our Board and Compensation Committee were encouraged by this level of stockholder support of our executive compensation program, and generally viewed this as an endorsement of our philosophy and how we have structured our compensation program. Given this level of stockholder support in the most recent Say-on-Pay vote, the Compensation Committee concluded that our executive compensation program continues to align executive officer pay with stockholder interests and provides competitive pay that encourages retention and effectively incentivizes and attracts talented executive officers. Accordingly, the Compensation Committee determined not to make any significant changes to our executive compensation program as a result of the last Say-on-Pay Vote.

Objectives and Philosophy

The Compensation Committee believes that our executive compensation policies and practices are designed to attract and retain qualified executives, motivate and reward them for their performance as individuals and as a management team, and further align the interests of our executives with the interests of our stockholders. We are engaged in a very competitive industry, and our success depends significantly upon our ability to attract and retain qualified executives through competitive compensation packages offered to such individuals. In addition, the Compensation Committee believes in rewarding executives’ performance in obtaining key operating objectives, which, among other things, includes earnings, in light of general economic conditions, as well as specific company, industry and competitive conditions. The Compensation Committee also believes that our equity incentive compensation policies and practices should reward executives upon their continued employment with the company and the long-term price of our stock.

Our policy for allocating between long-term and current compensation is to ensure that we provide adequate base salary, bonus and equity incentive compensation to attract, retain and reward qualified executives for their services, while providing long-term incentives to reward retention and to maximize long-term value for the company and our stockholders. Our policy is to provide cash compensation in the form of base salary and bonuses to meet competitive salary requirements and, with respect to bonuses, to reward performance. We provide non-cash equity incentive compensation to meet competitive equity compensation needs, promote retention, reward performance and further align the interest of our executives with the company’s stockholders. The Compensation Committee typically evaluates total compensation and makes specific equity incentive compensation grants to Named Executive Officers in connection with services provided to us in their capacity as employees and executive officers. The Compensation Committee believes executives should be compensated for the services they perform without regard to existing equity holdings and typically the Compensation Committee does not take into account existing equity holdings of any Named Executive Officer in making new grants. The Compensation Committee believes its overall policies are competitive within our industry and in general, and are appropriate to fulfill our broad objectives with respect to executive compensation.

The Compensation Committee does not rely solely on predetermined formulas or a limited set of criteria when it evaluates the performance of our executive officers. For fiscal year 2022, the Compensation Committee considered management’s achievement of our short- and long-term goals in light of general economic conditions as well as specific company, industry and competitive conditions. The principal factors the Compensation Committee took into account in evaluating each executive officer’s compensation package for the 2022 fiscal year are described below. However, the Compensation Committee has the discretion to apply only some or additional factors, or entirely different factors, for future years. Moreover, all of our Named Executive Officers have entered into employment agreements with the company and many components of each such person’s compensation, including both base salary and bonus, are set by such agreements and not subject to modification during their respective terms.

Generally, we use substantially the same form of executive employment agreement for each of our executive officers, other than Mr. Ulloa, to ensure that key elements of compensation and terms of employment for each of our executive officers are materially consistent. We generally enter into employment agreements with our executive officers for a term of three years, which provides consistency among our employment agreements with our executive officers, stability in the employment of our executive officers, and a meaningful period of time and flexibility to evaluate the performance of the executive at the end of each such term.

Typically, Mr. Ulloa, our late Chairman and Chief Executive Officer, made compensation recommendations to the Committee with respect to our executive officers, and the Committee may have accepted, adjusted or rejected such recommendations in its discretion. Mr. Ulloa was a founder, member of the Board and principal stockholder of the company, in addition to serving as our Chairman and Chief Executive Officer. In light of Mr. Ulloa’s death on December 31, 2022, on January 2, 2023, our Board appointed Mr. Young as our Interim Chief Executive Officer, which role will also include making recommendations to the Compensation Committee with respect to the compensation of our executive officers. All compensation decisions for 2022 were already made at the time of Mr. Ulloa’s passing other than the funding of bonuses for the year.

Our total compensation program for our executive officers consists of the following key elements of compensation:

•
Base salary
•
Bonus
•
Equity incentive compensation
•
Certain additional benefits and perquisites

Base Salary

It is our goal to provide a base salary for our executive officers that is sufficiently high to attract and retain a strong management team and reflect the individual executive’s responsibilities, value to us, experience and past performance. Base salaries for each of our executive officers are typically initially established pursuant to the terms of their respective employment agreements. Our standard executive employment agreement provides that an executive officer’s base annual salary may be increased during the term of the employment agreement, in the discretion of the Compensation Committee. Our standard executive employment agreement also does not permit a material reduction to be made to an executive’s then-current base annual salary, unless such reduction is applicable generally to other senior executives of the company. This provision is included to provide each executive with security with respect to their salary for competitive reasons, while providing us with flexibility in the event that the performance of the company, or the performance of our executive officers as a whole or other factors, such as macroeconomic conditions, warrants the reduction in base salary of all executive officers.

The Compensation Committee reviews and approves adjustments, as necessary or appropriate, to the base salaries of our executive officers on a periodic basis, typically in advance of the expiration of an executive’s employment agreement. In doing so, the Compensation Committee exercises its judgment and discretion and considers several factors, including our overall financial and operational results for the prior fiscal year, the performance of the individual executive officer, the executive officer’s potential to contribute to our long-term strategic goals, her or his role and scope of responsibilities within our company, her or his individual experience and skills, the officer’s compensation as compared to similarly situated executives at comparable companies in our peer group, and, for executive officers other than the CEO, the input of our chief executive officer. The review historically included the recommendations of Mr. Ulloa, our late Chairman and Chief Executive Officer, for all Named Executive Officers except for himself. The Compensation Committee met in executive session to determine the base salary and all other compensation decisions related to Mr. Ulloa. No specific formula is applied to determine the weight of each criterion. The annual base salaries for our executive officers for fiscal year 2022 were as follows:

Named Executive Officer	Fiscal Year 2021 Base Salary ($)	Fiscal Year 2022 Base Salary ($)	Percentage Increase (%)
Walter F. Ulloa	$1,378,912	$1,420,280	3%
Christopher T. Young	$568,112	$650,000	14%
Jeffery A. Liberman	$717,035	$738,546	3%
Karl A. Meyer	$515,000	$610,000	18%
Juan Saldívar von Wuthenau	$395,000	$495,000	25%

Bonus

Similarly as discussed above with respect to base salary, the Compensation Committee believes that we should provide cash bonus compensation to our executive officers that is sufficiently high to attract and retain a strong management team and reflects the individual executive’s responsibilities and service to the company, value to the company, experience and past performance. Bonuses granted to our executive officers are also established, in part, pursuant to the terms of their respective employment agreements.

Under the terms of the 2020 Ulloa Agreement, Mr. Ulloa was eligible to receive an annual cash bonus of up to 100% of his then-applicable base salary pursuant to such factors, criteria or annual bonus plan(s) of the company, as determined by the Committee from time to time. The Committee has the discretion to determine, on either a prospective or retrospective basis, the factors, criteria or annual bonus plan(s), including performance goals which must be met, if any, for such annual cash bonus to be paid to Mr. Ulloa for each applicable year of his employment agreement.

Bonuses for executive officers other than our chief executive officer have historically been recommended by our former chief executive officer and reviewed and approved by the Compensation Committee, in its sole discretion. Under the terms of the 2022 Young Agreement, Mr. Young is eligible to receive an annual bonus of up to 100% of his then-applicable base salary in the sole discretion of the Compensation Committee. Under the terms of the 2020 Liberman Agreement, Mr. Liberman is eligible to receive an annual bonus of up to 100% of his then-applicable base salary, in the sole discretion of the Compensation Committee. Under the terms of the 2022 Meyer Agreement, Mr. Meyer is eligible to receive up to $60,000 quarterly bonuses for each of the first three quarters of each year and an annual bonus of up to $150,000, with each bonus payment subject to the company’s achievement of certain financial targets, and up to an additional $225,000, in the event the company overachieves those financial targets. Under the terms of the 2020 Saldívar Agreement, Mr. Saldívar is eligible to receive an annual target bonus of $200,000 in the sole discretion of the Committee.

In January 2023, the Compensation Committee reviewed the target bonus opportunities for our Named Executive Officers in view of their performance during fiscal year 2022, and considered several factors, including similarly situated executives in our peer group, our company’s overall financial and operational results for the fiscal year, the performance of the individual executive officer, the executive officer’s potential to contribute to our long-term strategic goals, his or her role and scope of responsibilities within our company, his or her individual experience and skills, the Compensation Committee’s sense of competitive market practices for annual bonuses and the recommendations of our interim chief executive officer (for Named Executive Officers other than himself). With respect to the bonus for 2022 for Mr. Ulloa under the 2020 Ulloa Agreement, the Committee primarily considered: (i) the performance and specific accomplishments of Mr. Ulloa during 2022; (ii) the company’s overall performance during 2022, including its achievement of record annual revenue and Consolidated adjusted EBITDA; and (iii) the aggregate bonuses received by Mr. Ulloa in prior years, including the fact that Mr. Ulloa had requested that the Compensation Committee refrain from granting the full amount of the bonus which he was eligible to receive in certain prior years.

In January 2023, the Committee approved (i) a discretionary bonus in the amount of $900,000 to Mr. Ulloa for calendar year 2022, (ii) a discretionary bonus in the amount of $500,000 to Mr. Young for calendar year 2022, (iii) a discretionary bonus in the amount of $600,000 to Mr. Liberman for calendar year 2022, (iv) a performance bonus to Mr. Meyer in accordance with his employment agreement in the amount of $396,000 based upon the company’s achievement of certain financial targets with respect to calendar year 2022 and a discretionary bonus in the amount of $84,000, and (v) to Mr. Saldívar, a discretionary bonus in the amount of $480,000 for calendar year 2022. Factors considered by our Interim Chief Executive Officer in recommending, and by the Committee in reviewing and approving, the discretionary bonuses included: (i) the performance and specific accomplishments of each named executive officer and each of their respective departments during 2022; (ii) the company’s overall performance during 2022, including its achievement of record annual revenue and Consolidated adjusted EBITDA; and (iii) general competitive considerations, including retention purposes in light of Mr. Ulloa’s death.

Equity Incentive Compensation

The Compensation Committee believes in linking long-term incentives to stock ownership. The Compensation Committee believes that the incentive of future stock ownership encourages employees to remain employed by the company and motivates them to use their best efforts at all times. In addition, the Compensation Committee believes that equity incentive compensation further enhances the alignment of the interests of our executive officers and other employees with those of our stockholders. In May 2004, our stockholders adopted the 2004 Plan, which replaced the 2000 Plan, and the 2004 Plan is our primary vehicle for offering equity incentive compensation to our directors, executive officers and other employees. In 2021, our stockholders approved an amendment to the 2004 Plan to extend the term of the plan until May 2031. The 2004 Plan is administered by the Compensation Committee, which determines the type and amount of grants, vesting requirements and other features and conditions of equity incentive compensation awards. Each of our Named Executive Officers is eligible to receive grants of stock options, restricted stock or other equity incentive grants under the 2004 Plan. We typically grant equity incentive awards to our executive officers and other key employees on an annual basis. We do not have specific stock ownership guidelines applicable to our executive officers.

We do not use any pre-determined formula in determining the amount of equity incentive grants that are granted to executive officers. We base the amount of equity incentive grants on such considerations as the level of experience and individual performance of such executive officer, the number of stock options or restricted stock units granted to such executive officer in previous grants, and general competitive considerations, including retention of each executive officer. The Compensation Committee relies substantially on our Chief Executive Officer to make specific recommendations regarding which individuals, including our Named Executive Officers, should receive equity incentive grants and the amounts of such grants, in recognition of the fact that our Chief Executive Officer is in the best position to evaluate which individuals are most likely to be motivated by such incentive compensation, and are most valuable to our performance and entitled to be rewarded, by such incentive compensation.

As part of the Compensation Committee’s ongoing review and evaluation of equity incentive compensation, during 2022 the Compensation Committee reviewed our objectives regarding equity incentive compensation and the effectiveness of various forms of equity incentive grants with respect to these objectives. The Compensation Committee consulted with Frederic Cook, which prepared a report for the Compensation Committee’s review in October 2022 that compared our equity incentive compensation practices to a peer group of comparably-sized media companies and advised the Compensation Committee on various aspects of equity compensation policies and practices, including, among other things, types of equity incentive grants, appropriate vesting criteria and the equity incentive compensation policies and practices of other companies in our industry and generally. The Compensation Committee also sought the input of our late Chief Executive Officer with respect to the appropriate pool of employees who should receive equity incentive grants, appropriate vesting criteria and the regulatory, tax and accounting effects of various forms of equity incentive grants. The Compensation Committee considered factors including, among other things: (i) the Compensation Committee’s objectives with respect to equity incentive compensation; (ii) general economic and specific industry conditions experienced by the company; (iii) the efforts and performance of the company’s executive officers and employees; (iv) various types of equity incentive awards; (v) various forms of vesting components, including time-based vesting and performance-based vesting; (vi) the appropriate length and frequency of time-based vesting components; (vii) aggregate share usage; and (viii) the regulatory, tax and accounting treatment of various types of equity incentive awards. Following its review, the Compensation Committee determined that time-based restricted stock units that vest over four years were an effective means of meeting our equity incentive compensation objectives for the 2022 fiscal year.

The specific grants to Named Executive Officers were as follows:

Name	Restricted Awards for Fiscal Year 2022
Walter F. Ulloa	750,000
Christopher T. Young	150,000
Jeffery A. Liberman	175,000
Karl A. Meyer	150,000
Juan Saldivar	150,000

These restricted stock units vest as follows: (i) 25% on December 20, 2022; (ii) 25% on December 20, 2023; (iii) 25% on December 20, 2024; and (iv) 25% on December 20, 2025; in each case, provided that the recipient is employed by us on such date.

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

Employment Agreements

Agreement with Walter F. Ulloa. Effective January 1, 2020, we entered into the 2020 Ulloa Agreement, pursuant to which he served as our Chairman and Chief Executive Officer until his death on December 31, 2022. The 2020 Ulloa Agreement replaced a substantially similar agreement which was effective as of January 1, 2017 through December 31, 2019. The 2020 Ulloa Agreement was for a term that commenced on January 1, 2020 and terminated on December 31, 2022, and provided for an initial base salary of $1,378,912 per year. Under the terms of the 2020 Ulloa Agreement, Mr. Ulloa’s salary was reviewed at least annually by the Compensation Committee and, in that committee’s discretion, the base salary was eligible to be increased in subsequent years of the term of the agreement. As of his death on December 31, 2022, Mr. Ulloa’s annual base salary was $1,420,280.

Mr. Ulloa was eligible to receive an annual bonus of up to 100% of his then-applicable base salary pursuant to such factors, criteria or annual bonus plan(s) of the company as determined by the Compensation Committee from time to time. Mr. Ulloa was also eligible to receive grants of stock options, restricted stock and other grants under the 2004 Plan, or any successor plan thereto, on the same terms as the company’s other executive officers.

Pursuant to the 2020 Ulloa Agreement, upon the termination of Mr. Ulloa’s employment by us without cause by a constructive termination without cause or by Mr. Ulloa’s death or disability, Mr. Ulloa (or his estate or beneficiaries) are entitled to receive: (i) all accrued salary and bonuses through the date of termination; (ii) severance payments, payable in 12 equal monthly installments, in an aggregate amount equal to the greater of (x) two times his then-current base salary or (y) the amount of his then-current base salary multiplied by a fraction, the numerator of which is the number of months remaining in the term of the agreement and the denominator of which is 12; (iii) an additional lump sum severance payment in an amount equal to two times his average annual bonus for the three years preceding such termination; (iv) continuation of all benefit coverage (or reimbursement for expenses incurred in collection with such benefit coverage) for a period of two years after such termination; (iv) immediate vesting of, and the lapse of all restrictions applicable to, all unvested stock options and any other equity incentives that vest solely based on the passage of time granted to such him and outstanding immediately prior to the such termination; and (v) vesting of any performance based equity incentives awarded to him and outstanding immediately prior to the such termination, such vesting to occur in accordance with the terms of their applicable award agreements and plans determined as if Mr. Ulloa’s employment with the company had not terminated; provided that, for (ii) and (iii) above, in the event of a change in control, Mr. Ulloa receives a multiple of three times his then-current base salary and average annual bonus for the three years preceding such change in control, respectively, pursuant to the terms as set forth in (ii) and (iii). If Mr. Ulloa’s employment had been terminated by us for cause, all payments under Mr. Ulloa’s agreement would have ceased, except for all accrued salary and bonuses through the date of termination.

On December 31, 2022, the 2020 Ulloa Agreement terminated as a result of Mr. Ulloa’s death. As a result, Mr. Ulloa accrued: (i) $900,000 in accrued salary and bonuses through the date of termination; (ii) severance payments in an amount of $2,840,560, equal to two times his then-current base salary, payable in 12 equal monthly installments commencing on the first payroll date that occurs coincident with or following the 61st day following Mr. Ulloa’s death; (iii) an additional lump sum severance payment in an amount of $650,000, equal to two times his average annual bonus for the three years preceding the termination; (iv) accelerated vesting of 1,050,000 outstanding restricted stock units held by Mr. Ulloa; and (v) $25,000 in life insurance benefits maintained by the company. In addition, Mr. Ulloa’s designated beneficiaries will be entitled to receive continued medical and dental benefits for two years following Mr. Ulloa’s death.

The employment agreements that we have entered into with our other Named Executive Officers are substantially similar to each other and are summarized below.

Agreement with Christopher T. Young. Effective January 1, 2022, we entered into the 2022 Young Agreement, pursuant to which he served as our Chief Financial Officer and Treasurer and now serves as our Interim Chief Executive Officer following Mr. Ulloa’s death. The agreement replaces a substantially similar agreement which was effective as of January 1, 2019 through December 31, 2021. The 2022 Young Agreement provides for an initial base salary of $650,000 per year, which may be increased in the discretion of the Compensation Committee.

Mr. Young is eligible to receive an annual bonus, in the discretion of the Compensation Committee, of up to 100% of his then-applicable base salary. Mr. Young is also eligible to receive equity incentive grants under the 2004 Plan, or any successor plan thereto, in the discretion of the Compensation Committee.

If Mr. Young’s employment is terminated by us without cause or by Mr. Young for good reason (as each such term is defined in the 2022 Young Agreement), including a change of control of the company where Mr. Young is required to move the principal location at which his job duties will be based outside the greater Los Angeles, California area, Mr. Young would be entitled to receive all accrued salary and benefits through the date of termination, as well as a severance payment (the “Severance Payment”) equal to (i) Mr. Young’s then-current base salary, plus (ii) a prorated bonus amount equal to the product of: (x) the average annual bonuses received by Mr. Young for the two years preceding the year of such termination, multiplied by (y) a fraction, the numerator of which is the number of days preceding such termination in the then-current calendar year, and the denominator of which is 365, each such payment to be paid in 12 equal monthly installments. In addition, after a change in control of the company, if Mr. Young is not offered continued employment as chief financial officer of the surviving or acquiring entity or the company terminates his employment at any time during the remainder of the term of the agreement for any reason other than for cause, he will be entitled to receive: (i) all accrued salary and benefits through the date of termination; (ii) the Severance Payment; (iii) immediate vesting of, and lapse of all restrictions applicable to, all unvested and outstanding time-based equity incentive grants; and (iv) vesting of all unvested and outstanding performance-based equity incentive grants, at such time and in the event that any applicable performance-based criteria have been met under the terms of applicable award agreements as if Mr. Young had not terminated employment with the company and with the lapse of all restrictions applicable to vesting based on the passage of time. If Mr. Young’s employment is terminated by us for cause (as such term is defined in the 2022 Young Agreement), Mr. Young will be entitled to receive only any accrued salary and benefits through the date of termination, and shall be ineligible for any bonus.

Agreement with Jeffery A. Liberman. Effective March 1, 2020, we entered into the 2020 Liberman Agreement, pursuant to which he continues to serve as our President and Chief Operating Officer. The 2020 Liberman Agreement replaces a substantially similar agreement, which was effective as of March 1, 2017 through February 29, 2020. The 2020 Liberman Agreement provides for an initial base salary of $717,035 per year, which may be increased in the discretion of the Compensation Committee. On February 28, 2023, the company entered into an amendment to the 2020 Liberman Agreement, pursuant to which he will continue to serve as the company’s President and Chief Operating Officer. The amendment, effective as of March 1, 2023, extends the term of the 2020 Liberman Agreement until February 29, 2024 and increases Mr. Liberman's base salary to $800,000 per year for the remaining term of the amended 2020 Liberman Agreement.

Mr. Liberman is eligible to receive an annual bonus, in the discretion of the Compensation Committee, of up to 100% of his then-applicable base salary. Mr. Liberman is also eligible to receive equity incentive grants under the 2004 Plan, or any successor plan thereto, in the discretion of the Compensation Committee.

If Mr. Liberman’s employment is terminated by us without cause or by Mr. Liberman for good reason, including a change of control of the company where Mr. Liberman is not offered continued employment as a senior executive or is required to move his residence outside the greater Los Angeles, California area, he will be entitled to receive: (i) all accrued salary and benefits through the date of termination, (ii) a severance payment equal to one year of his then-current base salary multiplied by 1.5, payable in 12 equal monthly payments, (iii) a discretionary annual bonus for the calendar year prior to Mr. Liberman’s termination (if Mr. Liberman has not yet received any discretionary bonus for such calendar year) equal to the average of (a) the annual bonus received by Mr. Liberman for the calendar year preceding such prior calendar year and (b) the annual discretionary bonus received by the company’s Chief Financial Officer and General Counsel for such prior calendar year, and (iv) a prorated bonus amount equal to the product of: (a) the average of the annual bonuses received by Mr. Liberman for the two full calendar years preceding the year of such termination (including, if applicable, as calculated under the immediately preceding subsection (iii)), multiplied by (b) a fraction, the numerator of which is the number of days preceding such termination in the then-current calendar year, and the denominator of which is 365.

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

Agreement with Karl A. Meyer. Effective May 1, 2022, we entered into the 2022 Meyer Agreement, pursuant to which he serves as our Chief Revenue Officer. The 2022 Meyer Agreement provides for an initial base salary of $610,000 per year, which may be increased in the discretion of the Compensation Committee. The agreement with Mr. Meyer expires on December 31, 2025.

Mr. Meyer is eligible to receive up to $60,000 quarterly bonuses for each of the first three quarters of each year and an annual bonus of up to $150,000, with each bonus payment subject to the company’s achievement of certain financial targets, and up to an additional $225,000. Mr. Meyer is also eligible to receive equity incentive grants under the 2004 Plan, or any successor plan thereto, in the discretion of the Compensation Committee.

If Mr. Meyer’s employment is terminated by us without cause or by Mr. Meyer for good reason, including a change of control of the company where Mr. Meyer is not offered continued employment as a senior executive or a requirement to move the principal location at which his job duties will be based outside the greater Los Angeles, California area, he will be entitled to receive: (i) all accrued salary and benefits through the date of termination, (ii) a severance payment equal to (a) one year of his then-current base salary, multiplied by (b) 0.5, payable in 6 equal monthly installments, (iii) a prorated bonus amount equal to the product of: (a) the quarterly bonus that Mr. Meyer would be entitled to receive had his employment not been terminated during the quarter for such quarterly bonus, multiplied by (b) a fraction, the numerator of which is the number of days preceding such termination in the then-current calendar quarter, and the denominator of which is 90, and (iv) if the termination occurs in the fourth quarter of the year, a prorated bonus amount equal to the product of: (a) the annual bonus that Mr. Meyer would be entitled to receive had his employment not been terminated during the fourth quarter, multiplied by (b) a fraction, the numerator of which is the number of days during the year in which Mr. Meyer was employed by the company and the denominator of which is 365.

Mr. Meyer’s receipt of this severance payment is conditioned upon his execution of a customary form of release whereby he waives all claims arising out of his employment and termination of employment. If Mr. Meyer’s employment is terminated by us for cause, he will only be entitled to receive accrued salary and benefits through the date of termination and shall be ineligible for any bonus.

Agreement with Juan Saldívar. Effective November 5, 2020, we entered into the 2020 Saldívar Agreement, pursuant to which he serves as our Chief Digital, Strategy and Accountability Officer. The 2020 Saldívar Agreement provides for an initial base salary of $395,000 per year, which may be increased in the discretion of the Compensation Committee. The agreement with Mr. Saldívar expires on December 31, 2023.

Mr. Saldívar is eligible to receive an annual target bonus, in the discretion of the Compensation Committee, of $200,000. Mr. Saldívar is also eligible to receive equity incentive grants under the 2004 Plan, or any successor plan thereto, in the discretion of the Compensation Committee.

If Mr. Saldívar’s employment is terminated by us without cause, he will be entitled to receive: (i) all accrued salary and benefits through the date of termination, and (ii) a severance payment equal to his then-current base salary.

Mr. Saldívar’s receipt of this severance payment is conditioned upon his execution of a customary form of release whereby he waives all claims arising out of his employment and termination of employment. If Mr. Saldívar’s employment is terminated by us for cause, he will only be entitled to receive accrued salary and benefits through the date of termination and shall be ineligible for any bonus.

Tax Accounting and Treatment

Accounting for Stock-Based Compensation

Beginning January 1, 2006, we began accounting for stock-based payments, including awards granted under the 2004 Plan, in accordance with the requirements of ASC 718. For additional information regarding Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), please refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Original Filing.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($) (2)	All Other Compensation ($)		Total ($)
Walter F. Ulloa,	2022	$1,420,280		$900,000	$4,072,500	$8,565,868	(3), (4)	$14,958,648
Chief Executive Officer	2021	$1,378,912		$450,000	$4,578,000	$35,308	(3)	$6,442,220
	2020	$1,378,912		$275,000	$1,716,000	$35,308	(3)	$3,405,220
Christopher T. Young,	2022	$650,000		$500,000	$814,500	$24,158	(5)	$1,988,658
Chief Financial Officer	2021	$568,112		$320,000	$915,600	$24,158	(5)	$1,827,870
	2020	$568,112		$161,400	$343,200	$24,158	(5)	$1,096,870
Jeffery A. Liberman,	2022	$738,546		$600,000	$950,250	$24,720	(6)	$2,313,516
President and Chief Operating Officer	2021	$717,035		$405,000	$1,079,100	$24,720	(6)	$2,225,855
	2020	$717,035		$205,500	$405,600	$24,720	(6)	$1,352,855
Karl a. Meyer,	2022	$610,000		$480,000	$814,500	$20,308	(7)	$1,924,808
Chief Revenue Officer	2021	$515,000		$498,000	$915,600	$20,308	(7)	$1,948,908
	2020	$515,000		$186,500	$343,200	$20,308	(7)	$1,065,008
Juan Saldívar von Wuthenau	2022	$495,000		$480,000	$814,500	$220,308	(8)	$2,009,808
Chief Digital, Strategy and Accountability Officer	2021	$395,000		$320,000	$915,600	$193,404	(8)	$1,824,004
	2020	$65,833	(9)	$161,400	$343,200	$549,271	(8)	$1,119,704

(1)
Bonus amounts awarded to each Named Executive Officer were based on the satisfaction of factors set forth in their respective employment agreements, as described in the CD&A.
(2)
The amounts shown reflect the aggregate grant date fair value of restricted stock units granted during the applicable fiscal year, determined in accordance with ASC 718. For a discussion of the assumptions used in the valuation of awards (estimated forfeitures are not considered for purposes of these computations and the full fair value is recognized in the year of grant), see Note 14 to the consolidated financial statements included in the Original Filing. These amounts do not reflect the actual economic value that may be realized by the Named Executive Officers upon the vesting or settlement of such restricted stock units, or the subsequent sale of shares of common stock received pursuant to such awards.
(3)
Includes (i) $24,000 as an automobile allowance and (ii) $11,308 for medical insurance premiums.
(4)
Includes (i) $3,490,560 in cash separation payments and (ii) $ $5,040,000 in value of accelerated vesting of restricted stock units in connection with Mr. Ulloa’s death.
(5)
Includes $12,000 as an automobile allowance, $11,308 for medical insurance premiums and $850 for life insurance premiums.
(6)
Includes $12,000 as an automobile allowance, $11,308 for medical insurance premiums and $1,412 for life insurance premiums.
(7)
Includes $9,000 as an automobile allowance and $11,308 for medical insurance premiums.
(8)
For 2022, includes $6,000 as an automobile allowance, $11,308 for medical insurance premiums, and $203,000 of fees paid to SWS, of which Mr. Saldívar is owner and chief executive officer, in connection with a consulting agreement between the company and SWS. For 2021, includes $4,750 as an automobile allowance, $5,654 for medical insurance premiums, and $183,000 of fees paid to SWS. For 2020, includes $549,271 in fees paid to SWS. Fees paid to SWS were included in the Director Compensation table in prior years' proxy.
(9)
Represents salary compensation since November 5, 2020, which is the effective date of the 2020 Saldívar Agreement.

Grants of Plan-Based Awards During 2022

		All Other
		Stock Awards:
		Number of	Grant Date
		Shares of	Fair Value
		Stock or	of Stock and
Name	Grant Date	Units (#) (1)	Option Awards (2)
Walter F. Ulloa	12/14/22	750,000	$4,072,500.00
Christopher T. Young	12/14/22	150,000	$814,500.00
Jeffery A. Liberman	12/14/22	175,000	$950,250.00
Karl A. Meyer	12/14/22	150,000	$814,500.00
Juan Saldívar von Wuthenau	12/14/22	150,000	$814,500.00

(1)
The amounts shown represent time-based restricted stock units granted pursuant to our 2004 Plan, which amounts will be payable in shares of our common stock if the service-based conditions for such time-based restricted stock units are met. The vesting schedule for such time-based restricted stock units is set as follows: (i) 25% on December 20, 2022; (ii) 25% on December 20, 2023; (iii) 25% on December 20, 2024; and (iv) 25% on December 20, 2025, provided that, in each case, the recipient is employed by the company on each such vesting date.
(2)
The amounts represent the aggregate grant date fair values of restricted stock unit awards granted during 2022, computed in accordance with FASB ASC Topic 718 for stock-based compensation transactions. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service vesting conditions. Assumptions used in the calculation of these amounts are included in Note 14 to the consolidated financial statements included in the Original Filing. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officers upon the lapse of our repurchase right on any shares of restricted stock, the vesting/settlement of restricted stock units or the sale of shares of our common stock underlying such awards.

Outstanding Equity Awards at Fiscal Year-End 2022

	Option Awards				Stock Awards
							Market
	Number of	Number of			Number of		Value of
	Securities	Securities			Shares or		Shares or
	Underlying	Underlying			Units of		Units of
	Unexercised	Unexercised	Option		Stock That		Stock That
	Options	Options	Exercise	Option	Have Not		Have Not
	(#)	(#)	Price	Expiration	Vested		Vested
Name	Exercisable	Unexercisable	($)	Date	(#)		($) (1)
Walter F. Ulloa	150,000	—	$1.92	02/21/23
Christopher T. Young
					100,000	(2)	$480,000
					72,500	(3)	$348,000
					37,500	(4)	$180,000
Jeffery A. Liberman
					117,500	(2)	$564,000
					85,000	(3)	$408,000
					43,750	(4)	$210,000
Karl A. Meyer
					100,000	(2)	$480,000
					72,500	(3)	$348,000
					27,500	(4)	$132,000
Juan Saldívar von Wuthenau
					100,000	(2)	$480,000
					72,500	(3)	$348,000
					37,500	(4)	$180,000

(1)
Market value reflects the value of the applicable equity award based on the closing price of our common stock as reported by the NYSE on December 30, 2022, the last trading day of the 2022 fiscal year, of $4.80.
(2)
Represents restricted stock unit awards which vest on December 20, 2023.
(3)
Represents restricted stock unit awards which vest on December 20, 2024.
(4)
Represents restricted stock unit awards which vest on December 20, 2025.

Option Exercises and Stock Vested during 2022

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired on	Value Realized	Acquired on	Value Realized
Name	Exercise (#)	on Exercise ($)(1)	Vesting (#)(2)	on Vesting ($)(3)
Walter F. Ulloa	66,000	$286,625
			1,650,000	$7,920,000
Christopher T. Young	—	$—
			118,750	$570,000
Jeffery A. Liberman	—	$—
			140,000	$672,000
Karl A. Meyer	—	$—
			118,750	$570,000
Juan Saldívar von Wuthenau	—	$—
			107,500	$516,000

(1)
The value realized upon exercise of stock options is calculated as the difference between the market price of the underlying shares on the date of exercise and the exercise price of the stock option.
(2)
Represents shares received upon vesting of restricted stock unit awards.
(3)
The value realized on vesting of restricted stock unit awards is calculated by multiplying the number of restricted stock units which vested by the closing market price of our Class A common stock on the vesting date.

Pension Benefits

We do not maintain or provide any defined benefit pension plans or other supplemental executive retirement plans for the benefit of our Named Executive Officers.

Nonqualified Deferred Compensation

We do not have any nonqualified deferred compensation arrangements with our Named Executive Officers.

Potential Payments Upon Termination or Change-In-Control

During our 2022 fiscal year, all of the Named Executive Officers had provisions in their then-current employment agreements providing for payments upon certain types of termination of employment, including (with the exception of Mr. Saldívar) upon a change of control of the company. The table below quantifies the potential payments and benefits that would have become due to our Named Executive Officers assuming that one of the triggering events below occurred as of December 31, 2022.

Name	Qualifying Termination Not in Connection with a Change in Control ($)(1)		Qualifying Termination in Connection with a Change in Control ($)(1)		Death or Disability
Walter Ulloa
Cash Severance Payment	$3,490,560	(3)	$5,235,840	(4)	$3,490,560	(3)(4)
COBRA Premiums	55,436	(5)	55,436	(5)	55,436	(5)
Accelerated Equity Vesting (2)	$5,040,000		$5,040,000		$5,040,000	(6)
Christopher T. Young
Cash Severance	$890,700	(7)	$890,700	(7)	—
Perquisites/Benefits	—		—		—
Accelerated Equity Vesting (2)	—		$1,008,000		$1,008,000	(6)
Jeffery A. Liberman
Cash Severance	$1,413,069	(8)	$1,413,069	(8)	—
Perquisites/Benefits	—		—		—
Accelerated Equity Vesting (2)	—		—		$1,182,000	(6)
Karl A. Meyer
Cash Severance	$675,000	(9)	$675,000	(9)	—
Perquisites/Benefits	—		—		—
Accelerated Equity Vesting (2)	—		—		$960,000	(6)
Juan Saldívar von Wuthenau
Cash Severance Payment	$495,000	(10)	$495,000	(10)	—
Perquisites/Benefits	—		—
Accelerated Equity Vesting (2)	—		—		$1,008,000	(6)

(1)
For each Named Executive Officer other than Mr. Saldivar, a “qualifying termination” means a termination by the company without cause or a resignation by the Named Executive Officer for good reason. For Mr. Saldivar, a “qualifying termination” means a termination by the company without cause.
(2)
Represents the value of acceleration of outstanding restricted stock units, based on the market price of our Class A common stock on December 30, 2022 of $4.80 per share, which was the last trading day during the 2022 fiscal year.
(3)
Amount represents the sum of (i) 200 percent of Mr. Ulloa’s annual base salary, and (ii) two times his average annual bonus for the three years preceding such termination.
(4)
Amount represents the sum of (i) 300 percent of Mr. Ulloa’s annual base salary, and (ii) three times his average annual bonus for the three years preceding such termination.
(5)
Amount represents the value of continuation of medical and dental coverage for Mr. Ulloa and his beneficiaries for two years following the date of his termination.
(6)
Pursuant to each restricted stock unit award agreement, vesting is fully accelerated upon a grantee’s death or disability.
(7)
Amount represents the sum of (i) 100 percent of Mr. Young’s annual base salary, plus (ii) a prorated bonus amount equal to the product of: (x) the average annual bonuses received by Mr. Young for the two years preceding the year of such termination, multiplied by (y) a fraction, the numerator of which is the number of days preceding such termination in the then-current calendar year, and the denominator of which is 365.
(8)
Amount represents the sum of (i) 150 percent of Mr. Liberman’s annual base salary, and (ii) a prorated bonus amount equal to the product of: (a) the average of the annual bonuses received by Mr. Liberman for the two full calendar years preceding the year of such termination, multiplied by (b) a fraction, the numerator of which is the number of days preceding such termination in the then-current calendar year, and the denominator of which is 365.
(9)
Amount represents the sum of (i) 50 percent of Mr. Meyer’s annual base salary, (ii) a prorated bonus amount equal to the product of: (a) the quarterly bonus that Mr. Meyer would be entitled to receive had his employment not been terminated during the quarter for such quarterly bonus, multiplied by (b) a fraction, the numerator of which is the number of days preceding such termination in the then-current calendar quarter, and the denominator of which is 90, and (iii) a prorated bonus amount equal to the product of: (a) the annual bonus that Mr. Meyer would be entitled to receive had his employment not been terminated during the fourth quarter, multiplied by (b) a fraction, the numerator of which is the number of days during the year in which Mr. Meyer was employed by the company and the denominator of which is 365.
(10)
Amount represents 100 percent of Mr. Saldivar’s annual base salary.

Pay Ratio Disclosure

In August 2015, pursuant to a mandate under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the Chief Executive Officer. Registrants were obligated to comply with the pay ratio rule for the first fiscal year beginning on or after January 1, 2017.

In order to determine the median employee, we prepared a list of all employees as of December 31, 2022. As permitted by SEC rules, for purposes of preparing this list for fiscal year 2022 we excluded:

•
all 268 of the employees of Adsmurai, S.L. (“Adsmurai”). In August 2022, we made a loan to an entity affiliated with owners of a majority interest in Adsmurai, which loan could be converted into 51% of the issued and outstanding shares of stock of Adsmurai at our sole discretion, and, as a result, we determined Adsmurai is a variable interest entity;
•
all 21 of the employees of Jack of Digital (“Jack of Digital”). In August 2022, we acquired approximately 15% of the issued and outstanding stock of Jack of Digital, and, as a result, we determined Jack of Digital is a variable interest entity; and
•
55 employees located in Bangladesh, Bolivia, Cambodia, Chile, the Dominican Republic, El Salvador, Germany, Indonesia, Malaysia, Mongolia, Panama, Peru and South Korea, comprising 4.5% of our total employees.

As a result of these permitted exclusions, we had a total of 1,142 employees on this list as of December 31, 2022.

We identified the median employee by examining the 2022 total cash compensation for all such individuals on this list, excluding our Chief Executive Officer, who were employed by us on December 31, 2022 (whether employed on a full-time, part-time, temporary or seasonal basis). For such employees, we did not make any assumptions, adjustments or estimates with respect to total cash compensation, and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2022. We applied a U.S. dollar exchange rate to the compensation elements paid to our employees in currencies other than the U.S. dollar.

Using reasonable estimates in accordance with SEC rules, we determined the compensation of our median employee by: (i) calculating the annual total compensation described above for each of our non-excluded employees; (ii) ranking the annual total compensation of all non-excluded employees, except for the chief executive officer, from highest to lowest; and (iii) identifying the employee who was the 571st person on that ranking (the “Median Employee”).

After identifying the Median Employee, we calculated annual total compensation for both employees using the same methodology we use for our Named Executive Officers as set forth in “Summary Compensation Table for Fiscal” above, and then we calculated the average annual total compensation of those two employees.

As a result of the foregoing, the annual total compensation for fiscal year 2022 for our Chief Executive Officer was $14,958,648 and for the Median Employee it was $38,617, resulting in a ratio of 387.4 to 1. However, if our Chief Executive Officer had not received payments as a result of the termination of his employment agreement upon his death, his annual total compensation for fiscal year 2022 would have been $6,428,088, which would result in a ratio of 166.5 to 1. Given the different methodologies that various public companies are using to determine an estimate of their pay ratio, the estimated ratios reported above should not be used as a basis for comparison between companies.

Director Compensation for Fiscal Year 2022

The following table presents information regarding the total compensation awarded to, earned by and paid to Entravision’s non-employee directors during the fiscal year ended December 31, 2022. Mr. Ulloa, our former Chairman and Chief Executive Officer, and Mr. Saldivar, our Chief Digital, Strategy and Accountability Officer, did not receive any additional compensation for their services as directors during this time, and information regarding their compensation for services as one of our Named Executive Officers is presented above in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2) (3)	Total ($)
Gilbert Vasquez	$110,000	$124,998	$234,998
Paul A. Zevnik	$100,000	$124,998	$224,998
Patricia Diaz Dennis	$105,000	$124,998	$229,998
Martha Elena Diaz	$92,500	$124,998	$217,498
Fehmi Zeko	$87,500	$124,998	$212,498

(1)
The amounts shown reflect the aggregate grant date fair value of restricted stock units granted during fiscal year 2022, determined in accordance with ASC 718. For a discussion of the assumptions used in the valuation of awards (estimated forfeitures are not considered for purposes of these computations and the full fair value is recognized in the year of grant), see Notes 2 and 15 to the consolidated financial statements included in the Original Filing. These amounts also do not reflect the actual economic value that may be realized by our non-employee directors upon the vesting or settlement of such restricted stock units, or the subsequent sale of shares of common stock received pursuant to such awards.
(2)
On May 26, 2022, each referenced non-employee director was granted 24,366 restricted stock units at a grant fair value of $4.69. Such restricted stock units vest on May 25, 2023.
(3)
As of December 31, 2022, each non-employee director held the following number of outstanding restricted stock units:

Name	Stock Options	Restricted Stock Units
Gilbert Vasquez	—	24,366
Paul A. Zevnik	50,000	24,366
Patricia Diaz Dennis	—	24,366
Martha Elena Diaz	—	24,366
Fehmi Zeko	—	24,366

Non-Employee Director Compensation Policy

For directors who are also employees of the company, we do not provide additional compensation and such individuals are compensated only for their service as an officer or employee of the company, as the Compensation Committee believes that employee directors are adequately compensated for all of their responsibilities, including service as a director, through their compensation as employees.

For non-employee directors of the company, we have adopted a non-employee director compensation policy in order to attract and retain, on a long-term basis, high-caliber individuals to serve on our Board. As part of the Compensation Committee’s ongoing review of director compensation, during 2022 the Committee consulted with Frederic Cook, which advised the Compensation Committee on various aspects of director equity compensation policies and practices. The Compensation Committee also sought and received the input of our former Chairman and Chief Executive Officer, who, as an officer of the company, was not entitled to receive any compensation for his services as a director, with respect to the implementation of non-employee director equity incentive compensation. The Compensation Committee also considered the regulatory, tax and accounting effects of various forms of equity incentive grants. The Compensation Committee completed its review of director compensation in May 2022, and recommended that the Board approve an amended non-employee director compensation policy. On May 26, 2022, the Board amended our non-employee director compensation policy to increase the value of annual equity retainers and additional cash retainers payable for service on each committee of the Board.

Our non-employee director compensation policy, as amended, provides for the following cash retainers for services as a member of our Board, payable on the date of our annual stockholder meeting and pro-rated for partial years of service:

Board of Directors:	Annual Cash Retainer
Lead Independent Director:	$92,500
All other non-employee members:	$75,000
Audit Committee:
Chair	$27,500
Non-Chair members	$12,500
Compensation Committee:
Chair	$17,500
Non-Chair members	$7,500
Nominating/Corporate Governance Committee:
Chair	$17,500
Non-Chair members	$7,500

In addition, our non-employee director compensation policy, as amended, provides for the grant of annual equity retainers in the form of restricted stock units with a grant date value of $125,000. Each annual RSU award vests on the earlier of (a) the first anniversary of the date of grant or (b) the business day immediately preceding the date of our next annual stockholder meeting.

Directors who join the Board on any date other than the annual stockholder meeting will receive a pro-rated RSU award upon joining the Board, calculated based on the number of days between the date upon which the director joins the Board and the date of our next annual meeting of stockholders. Each such RSU award also vests on the earlier of (a) the first anniversary of the date of grant or (b) the business day immediately preceding the date of our next annual stockholder meeting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 17, 2023, concerning, except as indicated by the footnotes below:

•
each person whom we know beneficially owns more than 5% of our Class A common stock or Class B common stock;
•
each of our directors and nominees for the board of director;
•
our Named Executive Officers; and
•
all of our directors and executive officers as a group.

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

Applicable percentage ownership is based on 78,356,490 shares of Class A common stock and no shares of Class B common stock outstanding at April 17, 2023. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants, restricted stock units or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within sixty days after April 17, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. In addition, we did not include Univision Communications Inc., which currently holds all 9,352,729 shares of our Class U common stock. The Class U common stock is non-voting, and therefore Univision does not appear in the table as an owner of voting securities. The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

	Class A Common Stock(1)
Name of Beneficial Owner	Shares	%
Named Executive Officers and Directors:
Christopher T. Young(2)	319,490	*
Jeffery A. Liberman(3)	331,652	*
Karl A. Meyer(4)	162,133	*
Paul Anton Zevnik(5)	2,989,841	3.81%
Gilbert R. Vasquez(6)	775,014	*
Patricia Diaz Dennis(7)	178,975	*
Juan Saldívar von Wuthenau(8)	415,485	*
Martha Elena Diaz(9)	156,796	*
Fehmi Zeko(10)	114,806	*
Thomas Strickler(11)	889,848	1.14%
Javier Rodriguez(12)	—	*
All executive officers and directors as a group(13) (11 persons)	6,334,040	7.99%
> 5% Security Holders
Alexandra Seros(14)	13,302,725	16.98%
American Century Investment Management Inc.(15)	11,179,865	14.27%
BlackRock, Inc.(16)	5,964,638	7.61%
Dimensional Fund Advisors LP(17)	4,018,872	5.13%

Beneficial ownership representing less than one percent is denoted with an asterisk (*).

(1)
Does not include Class A common stock that may become issuable upon conversion of Class U common stock on transfer. Class U common stock is not included in this table because it is non-voting. Currently all 9,352,729 shares of our Class U common stock outstanding are held by Univision.
(2)
Consists of 319,490 shares of Class A common stock held by the Young Family Trust.
(3)
Consists of (i) 77,262 shares of Class A common stock held of record by Mr. Liberman; and (ii) 254,390 shares of Class A common stock held by the Liberman Revocable Trust.
(4)
Consists of 162,133 shares of Class A common stock held of record by Mr. Meyer.
(5)
Consists of (i) 17,058 shares of Class A common stock held of record by Mr. Zevnik; (ii) 84,535 shares of Class A common stock issuable upon the settlement of restricted stock units releasable within sixty days of April 17, 2023; (iii) 50,000 shares of Class A common stock issuable upon exercise of options that are exercisable within sixty days of April 17, 2023; (iv) 2,307,582 shares of Class A common stock held by The Paul A. Zevnik Revocable Trust of 2000; and (v) 530,666 shares of Class A common stock held by The Paul A. Zevnik Irrevocable Trust of 1996.
(6)
Consists of (i) 570,039 shares of Class A common stock held of record by Mr. Vasquez; and (ii) 204,975 shares of Class A common stock issuable upon the settlement of restricted stock units releasable within sixty days of April 17, 2023.
(7)
Consists of 178,975 shares of Class A common stock issuable upon the settlement of restricted stock units releasable within sixty days of April 17, 2023.
(8)
Consists of (i) 277,934 shares of Class A common stock held of record by Mr. Saldívar; and (ii) 137,551 shares of Class A common stock issuable upon the settlement of restricted stock units releasable within sixty days of April 17, 2023.
(9)
Consists of 156,796 shares of Class A common stock issuable upon the settlement of restricted stock units releasable within sixty days of April 17, 2023.
(10)
Consists of 114,806 shares of Class A common stock issuable upon the settlement of restricted stock units releasable within sixty days of April 17, 2023.
(11)
Nominee for director. Consists of 889,848 shares of Class A Common Stock held of record by Thomas Strickler, as Trustee of The Walter F. Ulloa Irrevocable Trust of 1996 (the “Ulloa Irrevocable Trust”). Mr. Strickler has sole voting and dispositive power over the shares held of record by the Ulloa Irrevocable Trust. Mr. Strickler disclaims beneficial ownership of the shares held by the Ulloa Irrevocable Trust except to the extent of any pecuniary interest therein.
(12)
Nominee for director.
(13)
Consists of (i) 5,406,402 shares of Class A common stock; (ii) 0 shares of Class B common stock; (iii) 877,638 shares of Class A common stock issuable upon the settlement of restricted stock units releasable within sixty days of April 17, 2023; and (iv) 50,000 shares of Class A common stock issuable upon exercise of options exercisable within sixty days of April 17, 2023.
(14)
Based on the most recently available Schedule 13D/A jointly filed by Alexandra Seros, Individually, as Personal Representative of the Estate of Walter F. Ulloa, and as Trustee of The Seros Ulloa Family Trust of 1996 and Thomas Strickler, as Trustee of The Walter F. Ulloa Irrevocable Trust of 1996 with the SEC dated February 13, 2023, consists of (i) 425 shares of Class A common stock held of record by Ms. Seros; (ii) 2,702,783 shares of Class A common stock held by the Estate of Walter F. Ulloa for which Ms. Seros serves as Personal Representative; and (iii) 10,599,517 shares of Class A common stock held by The Walter F. Ulloa Irrevocable Trust of 1996 for which Ms. Seros serves as trustee. Does not include 889,848 shares of Class A common stock held by The Walter F. Ulloa Irrevocable Trust of 1996, of which Ms. Seros is a beneficiary but not the trustee and does not exercise voting or dispositive control over such shares. Ms. Seros is the widow of our former Chairman and Chief Executive Officer, Mr. Walter F. Ulloa, who died on December 31, 2022. Ms. Seros disclaims beneficial ownership of shares except to the extent of her pecuniary interest.
(15)
Based on the most recently available Schedule 13G/A jointly filed by American Century Companies, Inc., American Century Investment Management, Inc., American Century Capital Portfolios, Inc. and Stowers Institute for Medical Research with the SEC dated February 8, 2023. American Century Companies, Inc. beneficially owned 11,179,865 shares of Class A common stock, with sole voting power over 10,978,291 shares and sole dispositive power over 11,179,865 shares; American Century Investment Management, Inc., a wholly-owned subsidiary of American Century Companies, Inc., beneficially owned 11,179,865 shares of Class A common stock, with sole voting power over 10,978,291 shares and sole dispositive power over 11,179,865 shares; American Century Capital Portfolios, Inc. beneficially owned 7,742,830 shares of Class A common stock, with sole voting power and sole dispositive power over all of such shares; and Stowers Institute for Medical Research beneficially owned 11,179,865 shares of Class A common stock, with sole voting power over 10,978,291 shares and sole dispositive power over 11,179,865 shares. The address for the joint filers is 4500 Main Street, 9th Floor, Kansas City, Missouri 64111.
(16)
Based on the most recently available Schedule 13G/A filed with the SEC on January 24, 2023 by BlackRock, Inc. BlackRock, Inc. beneficially owned 5,599,498 shares of Class A common stock, with sole voting power over 5,599,498 shares and sole dispositive power over 5,964,638 shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.
(17)
Based on the most recently available Schedule 13G/A filed with the SEC on February 10, 2023 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP beneficially owned 4,018,872 shares of Class A common stock, with sole voting power over 3,940,164 shares and sole dispositive power over 4,018,872 shares. The address for Dimensional Fund Advisors LP is 6300 Bee Cave Road, Building One, Austin, Texas 78746.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

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

On an annual basis, each director and executive officer of the company must complete a Director and Officer Questionnaire that, among other things, requires disclosure of any transaction, arrangement or relationship with us during the last fiscal year in which the director or executive officer, or any member of his or her immediate family, had a direct or indirect material interest. Any transaction, arrangement or relationship disclosed in the Director and Officer Questionnaire submitted by a director or executive officer is reviewed and considered by the Board in making independence determinations with respect to directors and resolving any conflicts of interest that may arise.

In addition, our directors and executive officers are expected to disclose to the Audit Committee and our General Counsel the material facts of any transaction that could be considered a related party transaction promptly upon gaining knowledge of the transaction.

Certain Relationships and Related Party Transactions

Relationship with TelevisaUnivision. Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreement with TelevisaUnivision, which owns each of those networks, provides certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. Under our Univision network affiliation agreement, we retain the right to sell no less than four minutes per hour of the available advertising time on stations that broadcast Univision network programming, and the right to sell approximately four and a half minutes per hour of the available advertising time on stations that broadcast UniMás network programming, subject to adjustment from time to time by Univision.

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

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). During the years ended December 31, 2022 and 2021, retransmission consent revenue accounted for approximately $36.0 million and $37.0 million, respectively, of which $24.9 million and $25.9 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Univision currently owns approximately 11% of our common stock on a fully-converted basis. Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. As the holder of all of our issued and outstanding Class U common stock, so long as Univision holds a certain number of shares, we may not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate our company or dispose of any interest in any Federal Communications Commission license for any of our Univision-affiliated television stations, among other things. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfers of such shares of Class U common stock to a third party that is not an affiliate of Univision.

Transactions with the Family of Walter F. Ulloa. LATV Networks, LLC (“LATV”) is primarily owned and controlled by the family of Mr. Ulloa, our former Chairman and Chief Executive Officer. As of the Record Date, Mr. Ulloa’s widow and related trusts held shares constituting approximately 18.11% of the voting power of the outstanding Class A common stock of the company. Prior to January 1, 2023, Mr. Ulloa was a director, officer and principal stockholder of LATV from its founding.

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

Additionally, in July 2022, we acquired 15 percent of the issued and outstanding equity interests of LATV in return for our provision of certain services to LATV, and agreed to collaborate further with LATV on content, sales and marketing opportunities. This transaction was reviewed and approved by the Board and a special committee of the Board consisting solely of independent directors in accordance with our Related Party Transaction Policy.

Transactions with Juan Saldívar von Wuthenau. Mr. Saldívar is the owner and chief executive officer of SWS. He is also our Chief Digital, Strategy and Accountability Officer and a director. Effective November 5, 2020, we entered into a consulting agreement with SWS pursuant to which SWS provides consulting services to us in connection with certain strategic and operational matters. The consulting agreement expires on December 31, 2023, and prior to that date may be terminated by either party upon 60 days’ advance notice. Under the consulting agreement, we pay a monthly fee to SWS in the amount of $14,000. This amount is in addition to the compensation that Mr. Saldívar receives as an employee of the company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees

BDO USA, LLP (“BDO”) served as our independent registered public accounting firm for fiscal year 2021. Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm for fiscal year 2022. The following table summarizes the fees charged by BDO and Deloitte for the services rendered to the company and its subsidiaries in 2021 and 2022, respectively:

	Amount Billed and Paid
Type of Fee	Fiscal Year 2021	Fiscal Year 2022
Audit (1)	$1,847,000	$2,111,000
Audit Related	$-	$-
Tax (2)	$858,000	$50,000
All Other Fees	$-	$2,000
Total	$2,705,000	$2,163,000

(1)
Represents aggregate fees charged by BDO for fiscal year 2021 and Deloitte for fiscal year 2022, for their respective annual audits, including the audits of internal control over financial reporting, and quarterly reviews.
(2)
Represents aggregate fees charged by BDO for their professional services for tax compliance and preparation, tax consulting and advice, and tax planning.

Pre-Approval of Audit and Non-Audit Services

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve all services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All services provided by BDO for fiscal year 2021 were approved by our Audit Committee, and all services provided by Deloitte for fiscal year 2022 were pre-approved by our Audit Committee, each in accordance with the policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements and financial statement schedules are included in Item 8 of the Original Filing.

(b) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment No. 1 and is incorporated herein by reference in response to this item.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.3* 31.4*

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: May 1, 2023