Form 10-Q
period 2023-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2023-05-05
CIK 1109116

(

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Yes ☐ No ☒

As of May 1, 2023, there were 78,356,490 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 0 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2023

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
•
provisions of our debt instruments, including the agreement dated as of November 30, 2017, as amended and restated as of March 17, 2023 (the "2023 Credit Agreement"), which governs our current credit facility (the "2023 Credit Facility"), the terms of which restrict certain aspects of the operation of our business;
•
our continued compliance with all of our obligations under the 2023 Credit Agreement, including compliance with financial covenants and ratios thereunder;
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
•
the impact of existing and possible additional legislative and/or regulatory action, as well as evolving industry standards and controls, on data privacy; the collection and use of personal identifying information; or PII; and other protections for online users of Internet-connected devices;
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
•
subject to restrictions contained in the 2023 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets or businesses with our existing operations;
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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 38 of our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 10-K”).

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$141,455	$110,691
Marketable securities	38,367	44,528
Restricted cash	757	753
Trade receivables, (including related parties of $6,440 and $5,814) net of allowance for doubtful accounts of $7,315 and $6,572	191,486	224,713
Assets held for sale	301	-
Prepaid expenses and other current assets (including related parties of $274 and $274)	30,135	27,238
Total current assets	402,501	407,923
Property and equipment, net of accumulated depreciation of $197,004 and $194,448	65,868	61,362
Intangible assets subject to amortization, net of accumulated amortization of $78,897 and $75,992 (including related parties of $3,482 and $3,714)	58,908	61,811
Intangible assets not subject to amortization	207,453	207,453
Goodwill	86,991	86,991
Deferred income taxes	2,591	2,591
Operating leases right of use asset	45,883	44,413
Other assets	8,088	8,297
Total assets	$878,283	$880,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$5,778	$5,256
Accounts payable and accrued expenses (including related parties of $1,088 and $1,215)	233,791	237,415
Operating lease liabilities	6,029	5,570
Total current liabilities	245,598	248,241
Long-term debt, less current maturities, net of unamortized debt issuance costs of $1,305 and $1,221	207,016	207,292
Long-term operating lease liabilities	44,580	42,151
Other long-term liabilities	27,168	30,198
Deferred income taxes	67,357	67,590
Total liabilities	591,719	595,472
Commitments and contingencies (note 6)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at March 31, 2023 78,356,490 and December 31, 2022 78,172,827	8	8
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at March 31, 2023 and December 31, 2022 0	-	-
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at March 31, 2023 and December 31, 2022 9,352,729	1	1
Additional paid-in capital	776,198	776,298
Accumulated deficit	(502,334)	(504,375)
Accumulated other comprehensive income (loss)	(1,368)	(1,510)
Total stockholders' equity	272,505	270,422
Noncontrolling interest	14,059	14,947
Total equity	286,564	285,369
Total liabilities and equity	$878,283	$880,841

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2023	2022
Net Revenue	$239,006	$197,172
Expenses:
Cost of revenue - digital	167,756	129,891
Direct operating expenses (including related parties of $1,421 and $1,576) (including non-cash stock-based compensation of $1,856 and $958)	29,862	27,823
Selling, general and administrative expenses	22,768	16,039
Corporate expenses (including non-cash stock-based compensation of $2,197 and $1,615)	10,502	8,724
Depreciation and amortization (including related parties of $232 and $231)	6,471	6,395
Change in fair value of contingent consideration	(4,065)	5,100
Foreign currency (gain) loss	(956)	(847)
Other operating (gain) loss	-	(119)
Operating income (loss)	6,668	4,166
Interest expense	(4,028)	(1,836)
Interest income	860	406
Dividend income	18	3
Realized gain (loss) on marketable securities	(32)	-
Gain (loss) on debt extinguishment	(1,556)	-
Income (loss) before income taxes	1,930	2,739
Income tax benefit (expense)	(231)	(852)
Net income (loss)	1,699	1,887
Net (income) loss attributable to noncontrolling interest	342	-
Net income (loss) attributable to common stockholders	$2,041	$1,887
Basic and diluted earnings per share:
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.02	$0.02

Cash dividends declared per common share	$0.05	$0.03

Weighted average common shares outstanding, basic	87,623,887	86,522,378
Weighted average common shares outstanding, diluted	89,786,585	88,630,216

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2023	2022
Net income (loss)	$1,699	$1,887
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	16	-
Change in fair value of marketable securities	126	(283)
Total other comprehensive income (loss)	142	(283)
Comprehensive income (loss)	1,841	1,604
Comprehensive (income) loss attributable to noncontrolling interests	342	-
Comprehensive income (loss) attributable to common stockholders	$2,183	$1,604

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2022	78,172,827	-	9,352,729	-	$8	$-	$1	$776,298	$(504,375)	$(1,510)	$14,947	$285,369
Issuance of common stock upon exercise of stock options or awards of restricted stock units	164,474	-	-	-	-	-	-	313	-	-	-	313
Tax payments related to shares withheld for share-based compensation plans	19,189	-	-	-	-	-	-	(80)	-	-	-	(80)
Stock-based compensation expense	-	-	-	-	-	-	-	4,053	-	-	-	4,053
Dividends paid	-	-	-	-	-	-	-	(4,386)	-	-	(546)	(4,932)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	103	-	103
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	-	23	-	23
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	16	-	16
Net income (loss) attributable to common stockholders	-	-	-	-	-	-	-	-	2,041	-	(342)	1,699
Balance, March 31, 2023	78,356,490	-	9,352,729	-	$8	$-	$1	$776,198	$(502,334)	$(1,368)	$14,059	$286,564

See Notes to Condensed Consolidated Financial Statements

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2021	63,116,896	14,127,613	9,352,729	-	$6	$2	$1	$780,388	$(522,494)	$(977)	$-	$256,926
Issuance of common stock upon exercise of stock options or awards of restricted stock units	66,000	-	-	-	-	-	-	218	-	-	-	218
Tax payments related to shares withheld for share-based compensation plans	14,955	-	-	-	-	-	-	(257)	-	-	-	(257)
Stock-based compensation expense	-	-	-	-	-	-	-	2,573	-	-	-	2,573
Repurchase of Class A common stock	(1,114,470)	-	-	1,114,470	-	-	-	(7,142)	-	-	-	(7,142)
Retirement of treasury stock	-	-	-	(1,114,470)	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,167)	-	-	-	(2,167)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(283)	-	(283)
Net income (loss) attributable to common stockholders	-	-	-	-	-	-	-	-	1,887	-	-	1,887
Balance, March 31, 2022	62,083,381	14,127,613	9,352,729	-	$6	$2	$1	$773,613	$(520,607)	$(1,260)	$-	$251,755

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,699	$1,887
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,471	6,395
Deferred income taxes	(205)	(359)
Non-cash interest	133	280
Amortization of syndication contracts	120	116
Payments on syndication contracts	(120)	(118)
Non-cash stock-based compensation	4,053	2,573
(Gain) loss on marketable securities	32	-
(Gain) loss on disposal of property and equipment	68	(151)
(Gain) loss on debt extinguishment	1,556	-
Change in fair value of contingent consideration	(4,065)	5,100
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	33,157	29,380
(Increase) in prepaid expenses and other current assets, operating leases right of use asset and other assets	948	(2,405)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,152)	10,521
Net cash provided by operating activities	36,695	53,219
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	-	164
Purchases of property and equipment	(6,750)	(1,547)
Purchases of marketable securities	(9,397)	(85,517)
Proceeds from sale of marketable securities	15,704	-
Purchases of investments	(120)	-
Net cash used in investing activities	(563)	(86,900)
Cash flows from financing activities:
Proceeds from stock option exercises	313	218
Tax payments related to shares withheld for share-based compensation plans	(80)	(257)
Payments on debt	(211,748)	(750)
Dividends paid	(4,932)	(2,167)
Repurchase of Class A common stock	-	(7,142)
Payment of contingent consideration	-	(14,730)
Principal payments under finance lease obligation	(38)	(10)
Proceeds from borrowings on debt	212,405	-
Payments for debt issuance costs	(1,285)	-
Net cash used in financing activities	(5,365)	(24,838)
Effect of exchange rates on cash, cash equivalents and restricted cash	1	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,768	(58,520)
Cash, cash equivalents and restricted cash:
Beginning	111,444	185,843
Ending	$142,212	$127,323
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$3,895	$1,556
Income taxes	$72	$1,211
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$3,910	$922

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2023

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s 2022 10-K for the year ended December 31, 2022. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2023 or any other future period.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a global advertising solutions, media and technology company. The Company's operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. The Company's digital segment, whose operations are located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. The Company's television and audio operations reach and engage U.S. Hispanics in the United States. The Company's management has determined that the Company operates in three reportable segments as of March 31, 2023, based upon the type of advertising medium: digital, television and audio (formerly radio).

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

The Impact of the COVID-19 Pandemic on the Company’s Business

The COVID-19 pandemic did not have a material effect on the Company's business, from either an operational or financial perspective, during the quarter ended March 31, 2023. Subject to the extent and duration of possible resurgences of the pandemic from time to time and the continuing uncertain economic environment that has resulted, in part, from the pandemic, the Company anticipates that the pandemic will continue to have little or no material effect on its business, from either an operational or financial perspective, in future periods. Nonetheless, the Company cannot give any assurance whether a resurgence of the pandemic in any location where its operations have employees or in which it operates would not adversely affect its operations and/or results of operations.

Restricted Cash

As of March 31, 2023 and December 31, 2022, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of
	March 31,
	2023	2022
Cash and cash equivalents	$141,455	$126,574
Restricted cash	757	749
Total as presented in the Consolidated Statements of Cash Flows	$142,212	$127,323

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

Under the network affiliation agreement, TelevisaUnivision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on its Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2023 and 2022, the amount the Company paid TelevisaUnivision in this capacity was $1.4 million and $1.6 million, respectively. These amounts were included in Direct Operating Expenses in the Company's Condensed Consolidated Statements of Operations.

The Company also generates revenue under two marketing and sales agreements with TelevisaUnivision, which give it the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver.

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of March 31, 2023, the amount due to the Company from TelevisaUnivision was $6.4 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended March 31, 2023 and 2022, retransmission consent revenue accounted for $9.6 million and $9.2 million, respectively, of which $6.6 million and $6.3 million, respectively, relate to the TelevisaUnivision proxy agreement.

On October 2, 2017, the Company entered into the current affiliation agreement with TelevisaUnivision, which superseded and replaced the Company's prior affiliation agreements with TelevisaUnivision. Additionally, on the same date, the Company entered into the current proxy agreement and current marketing and sales agreements with TelevisaUnivision, each of which superseded and replaced the prior comparable agreements with TelevisaUnivision. The term of each of these current agreements expires on December 31, 2026 for all of the Univision and UniMás network affiliate stations, except that each current agreement expired on December 31, 2021 with respect to the Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C.

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

Stock-based compensation expense was $4.1 million and $2.6 million for the three-month periods ended March 31, 2023 and 2022, respectively.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Three-Month Period
	Ended March 31,
	2023	2022
Restricted stock units granted	3,614	53
Weighted average fair value	$6.63	$6.06

The 2023 restricted stock units reflect the annual grant for fiscal year 2023. In previous years, the annual grant was typically in December of the same year.

As of March 31, 2023, there was $29.0 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three-Month Period
	Ended March 31,
	2023	2022
Basic earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$2,041	$1,887

Denominator:
Weighted average common shares outstanding	87,623,887	86,522,378

Per share:
Net income (loss) per share attributable to common stockholders	$0.02	$0.02

Diluted earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$2,041	$1,887

Denominator:
Weighted average common shares outstanding	87,623,887	86,522,378
Dilutive securities:
Stock options and restricted stock units	2,162,698	2,107,838
Diluted shares outstanding	89,786,585	88,630,216

Per share:
Net income (loss) per share attributable to common stockholders	$0.02	$0.02

For the three-month period ended March 31, 2023, a total of 1,870,073 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

In the three-month period ended March 31, 2023, the Company did not repurchase any shares of its Class A common stock. As of March 31, 2023, the Company has repurchased a total of 1.8 million shares of its Class A common stock under the current share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of March 31, 2023.

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the Condensed Consolidated Balance Sheets. Shares repurchased pursuant to the Company’s share repurchase program are retired during the same calendar year.

2017 Credit Facility

The following discussion pertains to the Company’s previous credit facility (the "2017 Credit Facility") and the agreement, as amended (the “2017 Credit Agreement”), governing the 2017 Credit Facility. It does not purport to be a complete discussion of the full terms and conditions of the 2017 Credit Facility or the 2017 Credit Agreement. For more information, please refer to the 2017 Credit Agreement itself.

The 2017 Credit Agreement was amended and restated as of March 17, 2023, when the Company entered into the Amended and Restated Credit Agreement (the "2023 Credit Agreement"), establishing its current credit facility (the "2023 Credit Facility"). A discussion of the 2023 Credit Facility and the 2023 Credit Agreement follows this discussion.

On November 30, 2017 (the “2017 Closing Date”), the Company entered into the 2017 Credit Facility pursuant to the 2017 Credit Agreement. The 2017 Credit Facility consisted of a $300.0 million senior secured Term Loan B Facility (the “Term Loan B

Facility”), which was drawn in full on the 2017 Closing Date. In addition, the 2017 Credit Facility provided that the Company may increase the aggregate principal amount of the 2017 Credit Facility by up to an additional $100.0 million plus the amount that would result in its first lien net leverage ratio (as such term is used in the 2017 Credit Agreement) not exceeding 4.0 to 1.0, subject to the Company satisfying certain conditions.

Borrowings under the Term Loan B Facility were used on the 2017 Closing Date (a) to repay in full all of the outstanding obligations of the Company and its subsidiaries under the Company’s previous credit facility and to terminate the credit agreement relating thereto, (b) to pay fees and expenses in connection with the 2017 Credit Facility, and (c) for general corporate purposes.

The 2017 Credit Facility was guaranteed on a senior secured basis by certain of the Company’s existing and future wholly-owned domestic subsidiaries, and was secured on a first priority basis by the Company’s and those subsidiaries’ assets.

The Company’s borrowings under the 2017 Credit Facility bore interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of March 16, 2023, the interest rate on the Company's Term Loan B was 7.38%. The Term Loan B Facility had an expiration date on November 30, 2024 (the “Original Maturity Date”).

The amounts outstanding under the 2017 Credit Facility could be prepaid at the Company’s option without premium or penalty, provided that certain limitations were observed, and subject to customary breakage fees in connection with the prepayment of a LIBOR rate loan. The principal amount of the Term Loan B Facility was to be paid in installments on the dates and in the respective amounts set forth in the 2017 Credit Agreement, with the final balance due on the Original Maturity Date.

As further discussed below, on March 17, 2023, the Company repaid in full all of the outstanding obligations under the 2017 Credit Agreement and accounted for this repayment as an extinguishment of debt in accordance with ASC 470, "Debt". The repayment resulted in a loss on debt extinguishment of $1.6 million, which included a write-off of unamortized debt issuance costs in the amount of $1.1 million.

2023 Credit Facility

The following discussion pertains to the 2023 Credit Facility and the 20237 Credit Agreement. It does not purport to be a complete discussion of the full terms and conditions of the 2023 Credit Facility or the 2023 Credit Agreement. For more information, please refer to the 2023 Credit Agreement itself.

On March 17, 2023 (the “2023 Closing Date”), the Company entered into the 2023 Credit Facility, pursuant to the 2023 Credit Agreement, by and among the Company, Bank of America, N.A., as Administrative Agent (the “Agent”), and the other financial institutions party thereto as Lenders (collectively, the “Lenders” and individually each a “Lender”).

As provided for in the 2023 Credit Agreement, the 2023 Credit Facility consists of (i) a $200,000,000 senior secured Term A Facility (the "Term A Facility"), which was drawn in full on the 2023 Closing Date, and (ii) a $75,000,000 Revolving Credit Facility (the “Revolving Credit Facility”), of which $11,500,000 was drawn on the 2023 Closing Date. In addition, the 2023 Credit Agreement provides that the Company may increase the aggregate principal amount of the 2023 Credit Facility by an additional amount equal to $100,000,000 plus the amount that would result in the Company’s first lien net leverage ratio (as such term is used in the 2023 Credit Agreement) not exceeding 2.25 to 1.0, subject to the Company satisfying certain conditions.

Borrowings under the 2023 Credit Facility were used on the 2023 Closing Date (a) to repay in full all of the outstanding obligations of the Company and its subsidiaries under the 2017 Credit Facility, (b) to pay fees and expenses in connection the 2023 Credit Facility and (c) for general corporate purposes. The 2023 Credit Facility matures on March 17, 2028 (the “Maturity Date”).

The 2023 Credit Facility is guaranteed on a senior secured basis by certain of the Company’s existing and future wholly-owned domestic subsidiaries, and secured on a first priority basis by the Company’s and those subsidiaries’ assets.

The Company’s borrowings under the 2023 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio or (ii) the Base Rate (as defined in the 2023 Credit

Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

As of March 31, 2023, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 7.66%.

The amounts outstanding under the 2023 Credit Facility may be prepaid at the option of the Company without premium or penalty, provided that certain limitations are observed, and subject to customary breakage fees in connection with the prepayment of a Term SOFR loan. The principal amount of the Term A Facility shall be paid in installments on the dates and in the respective amounts set forth in the 2023 Credit Agreement, with the final balance due on the Maturity Date.

The Company incurred debt issuance costs of $1.3 million associated with the 2023 Credit Facility. Debt outstanding under the 2023 Credit Facility is presented net of issuance costs on the Company's condensed consolidated balance sheets. The debt issuance costs are amortized on an effective interest basis over the term of the 2023 Credit Facility, and are included in interest expense in the Company's condensed consolidated statements of operations.

Subject to certain exceptions, the 2023 Credit Agreement contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things:

•
incur certain liens on its property or assets;
•
make certain investments;
•
incur certain additional indebtedness;
•
consummate any merger, dissolution, liquidation, consolidation or sale of substantially all assets;
•
dispose of certain assets;
•
make certain restricted payments;
•
make certain acquisitions;
•
enter into substantially different lines of business;
•
enter into certain transactions with affiliates;
•
use loan proceeds to purchase or carry margin stock or for any other prohibited purpose;
•
change or amend the terms of organizational documents of the Company or certain restricted subsidiaries in a materially adverse way to the lenders, or change or amend the terms of certain indebtedness;
•
permit certain financial ratios to fall out of compliance;
•
enter into sale and leaseback transactions;
•
make prepayments of any subordinated indebtedness, subject to certain conditions;
•
violate the Foreign Corrupt Practices Act or other anti-bribery laws of other jurisdictions; or
•
change its fiscal year, or accounting policies or reporting practices.

The 2023 Credit Facility also requires compliance with financial covenants related to total net leverage ratio and interest coverage ratio (calculated as set forth in the 2023 Credit Agreement).

The 2023 Credit Agreement includes the following events of default and certain other customary events of default:

•
any revocation, termination, substantial and adverse modification, or refusal by final order to renew, any media license, or the requirement (by final non-appealable order) to sell a television or radio station, where any such event or failure is reasonably expected to have a material adverse effect;
•
the interruption of operations of any television or radio station for more than 96 consecutive hours during any period of seven consecutive days;
•
default for three (3) business days in the payment when due of principal or interest on borrowings under the 2023 Credit Facility;
•
default for five (5) business days in the payment when due of any other amounts due under the 2023 Credit Facility;

•
failure by the Company or any subsidiary to comply with the negative covenants (including the financial covenants) and certain other covenants contained in the 2023 Credit Agreement;
•
material breaches of certain representations and warranties by the Company or any subsidiary;
•
failure by the Company or any subsidiary to comply with certain other covenants in the 2023 Credit Agreement and related loan documents that continues for thirty (30) days (or ten (10) days in the case of failure to comply with covenants related to inspection rights of the administrative agent and lenders and permitted uses of proceeds from borrowings under the 2023 Credit Facility) after the Company’s officers first become aware of such failure or first receive written notice of such failure from any lender;
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
•
any material provision of any agreement or instrument governing the 2023 Credit Facility ceases to be in full force and effect;
•
a change of control of the Company; or
•
the failure to create, or the cessation of, any liens contemplated by the 2023 Credit Agreement.

The security agreement that the Company entered into with respect to its 2017 Credit Facility remains in effect with respect to its 2023 Credit Facility.

The carrying amount of the Term Loan A Facility as of March 31, 2023 approximated its fair value and was $198.7 million, net of $1.3 million of unamortized debt issuance costs and original issue discount.

As of March 31, 2023, the Company believes that it is in compliance with all covenants in the 2023 Credit Agreement.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. From time to time, the Company has had, and may have, bank deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. As of March 31, 2023, the majority of all U.S. deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all of the bank deposits held in banks outside of the United States are not insured.

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

Aggregate receivables from the largest five advertisers represented 9% and 2% of total trade receivables as of March 31, 2023 and December 31, 2022, respectively. No single advertiser represents more than 5% of the total trade receivables.

Revenue from the largest advertiser represented 12% and 18% of total revenue for the three-month periods ended March 31, 2023 and 2022, respectively. This advertiser pays on a frequent basis and management does not believe this concentration of credit represents a significant risk to the Company. No other advertiser represented more than 5% of the total revenue.

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense that aggregated $0.9 million and $0.1 million for the three-month periods ended March 31, 2023 and 2022, respectively. The net charge off of bad debts aggregated $0.2 million and $0.1 million for the three-month periods ended March 31, 2023 and 2022, respectively.

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

Revenue related to a single media company for which the Company acts as a commercial partner represented 51% and 53% of the Company's total revenue for the three-month periods ended March 31, 2023 and 2022, respectively. The Company expects that this dependence will continue. Based on communications with this media company, the Company anticipates receiving a lower rate of payment on the Company's sales made on behalf of this company beginning in the second half of 2023, resulting in lower margins.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the condensed consolidated balance sheets (in millions):

	March 31, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$8.2	$8.2	$—	$—
Corporate bonds and notes	$36.5	—	$36.5	—
Asset-backed securities	$1.2	—	$1.2	—
U.S. Government securities	$0.7	—	$0.7	—

Liabilities:
Contingent consideration	$59.7	$—	—	$59.7

	December 31, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$1.4	$1.4	$—	$—
Corporate bonds and notes	$44.5	—	$44.5	—

Liabilities:
Contingent consideration	$63.8	$—	—	$63.8

Nonrecurring fair value measurements:
FCC licenses	$24.5	—	—	$24.5	$(1.6)

The Company’s money market account is comprised of cash and cash equivalents, which are recorded at their fair market value within Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

The Company’s available for sale debt securities are comprised of corporate bonds and notes, asset-backed securities, and U.S. Government securities. The majority of the carrying value of these securities held by the Company are investment grade. These securities are valued using quoted prices for similar attributes in active markets (Level 2). Since these investments are classified as available for sale, they are recorded at their fair market value within Marketable securities in the Condensed Consolidated Balance Sheets and their unrealized gains or losses are included in other comprehensive income. Realized gains and losses from the sale of available for sale securities are included in the Condensed Statements of Operations and were determined on a specific identification basis.

As of March 31, 2023, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities (in thousands):

	Corporate Bonds and Notes		Asset-Backed Securities		U.S. Government securities
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$12,712	$(98)	$-	$-	$-	$-
Due after one year	24,434	(567)	1,153	(1)	734	-
Total	$37,146	$(665)	$1,153	$(1)	$734	$-

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of March 31, 2023 and December 31, 2022, the Company determined that a credit loss allowance is not required.

Included in interest income for the three-month periods ended March 31, 2023 and 2022 was interest income related to the Company’s available for sale securities of $0.5 million and $0.4 million, respectively.

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

The fair value of the contingent consideration was estimated by applying the real options approach using level 3 inputs as further discussed in Note 7. The following table presents the changes in the contingent consideration (in millions):

	Three-Month Period
	Ended March 31,
	2023	2022
Beginning balance	$63.8	$114.9
Payments to sellers	-	(14.7)
(Gain) loss recognized in earnings	(4.1)	5.1
Ending balance	$59.7	$105.3

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2022	$(1,345)	$(165)	$(1,510)
Other comprehensive income (loss)	16	138	154
Income tax (expense) benefit	-	(35)	(35)
Amounts reclassified from AOCI	-	31	31
Income tax (expense) benefit	-	(8)	(8)
Other comprehensive income (loss), net of tax	16	126	142
Accumulated other comprehensive income (loss) as of March 31, 2023	(1,329)	(39)	(1,368)

Foreign Currency

The Company’s reporting currency is the U.S. dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters” and the related rate fluctuation on transactions is included in the consolidated statements of operations.

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

Based on recent data reported by the International Monetary Fund, Argentina has been identified as a country with a highly inflationary economy. According to GAAP, a registrant should apply highly inflationary accounting in the first reporting period after such determination. Therefore, the Company transitioned the accounting for its Argentine operations to highly inflationary status as of July 1, 2018 and, commencing that date, changed the functional currency from the Argentine peso to the U.S. dollar.

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

Variable Interest Entities

In accordance with the provisions of the Financial Accounting Standards Board or ASC 810, “Consolidation,” the Company evaluates entities for which control is achieved through means other than voting rights to determine if the Company is the primary beneficiary of a variable interest entity (a "VIE"). An entity is a VIE if it has any of the following characteristics:(1) the entity has insufficient equity to permit it to finance its activities without additional subordinated financial support; (2) equity holders, as a group, lack the characteristics of a controlling financial interest; or (3) the entity is structured with non-substantive voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company consolidates its investment in a VIE when it determines that the Company is the primary beneficiary of such entity.

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

Based on the foregoing, the Company has determined that Adsmurai, S.L. (“Adsmurai”) and Jack of Digital Holdings, Inc. ("Jack of Digital") are both VIEs and the Company is the primary beneficiary, and therefore accounted for the consolidation under the provisions of ASC 805, “Business Combinations”. See Note 8 for more details.

Recent Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective since the issuance of the 2022 10-K that had, or are expected to have, a material impact on the Company’s consolidated financial statements.

Newly Adopted Accounting Standards

There were no new accounting standards that were adopted since the issuance of the 2022 10-K.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period
	Ended March 31,
	2023	2022
Digital advertising	$196,482	$153,711
Broadcast advertising	29,627	31,457
Spectrum usage rights	2,146	1,535
Retransmission consent	9,623	9,195
Other	1,128	1,274
Total revenue	$239,006	$197,172

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

	Three-Month Period
	Ended March 31,
	2023	2022
Local direct	$5,308	$5,421
Local agency	12,872	12,553
National agency	11,447	13,483
Total revenue	$29,627	$31,457

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period
	Ended March 31,
	2023	2022
U.S.	$46,970	$52,271
Latin America	131,918	115,169
Asia	24,063	17,179
EMEA	36,055	12,553
Total revenue	$239,006	$197,172

Deferred Revenue

The Company records deferred revenues within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, when cash payments are received or due in advance of its performance, including amounts which are refundable. The change in the deferred revenue balance for the three-month period ended March 31, 2023 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2022.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is typically 30 days. For certain individual customers and customer types, the Company generally requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2022	Increase	Decrease *	March 31, 2023
Deferred revenue	$7,175	6,961	(7,175)	$6,961

* The amount reflects revenue that was deferred as of December 31, 2022 and has been recorded as revenue in the three-month period ended March 31, 2023.

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

The Company’s corporate headquarters are located in Santa Monica, California. The Company leases approximately 16,000 square feet of space in the building housing its corporate headquarters under a lease that was most recently amended as of June 7, 2022. The lease, as amended, provides that the Company will relocate and expand its corporate headquarters within the same building to a space consisting of approximately 38,000 square feet, at which point the term of the lease will be extended until January 31, 2034. The Company moved into temporary premises in December 2022 pending the build-out of the permanent premises and expects to complete its relocation into the permanent premises during the second quarter of 2023.

The Company also leases approximately 41,000 square feet of space in the building housing its radio network headquarters in Los Angeles, California. In 2021, the Company amended the lease to terminate it in September 2022 and paid a termination fee of approximately $0.4 million in 2022. The Company will continue to lease this space on a month-to-month basis and intends on relocating all of its personnel into its new, permanent premises in Santa Monica.

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

The following table summarizes the expected future payments related to operating lease liabilities as of March 31, 2023:

(in thousands)
Remainder of 2023	$6,107
2024	9,610
2025	9,190
2026	7,568
2027	5,880
2028 and thereafter	32,992
Total minimum payments	$71,347
Less amounts representing interest	(17,680)
Less amounts representing tenant improvement allowance	(3,058)
Present value of minimum lease payments	50,609
Less current operating lease liabilities	(6,029)
Long-term operating lease liabilities	$44,580

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of March 31, 2023 were 8.9 years and 6.2%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of March 31, 2022 were 9.4 years and 6.3%, respectively.

The following table summarizes operating lease payments and supplemental non-cash disclosures:

	Three-Month Period Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$2,138	$2,480
Non-cash additions to operating lease assets	$3,433	$2,130

The following table summarizes the components of operating lease expense:

	Three-Month Period	Three-Month Period
	Ended March 31,	Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$2,477	$2,165
Variable lease cost	192	318
Short-term lease cost	1,425	415
Total lease cost	$4,094	$2,898

For the three-month period ended March 31, 2023, lease cost of $1.4 million, $2.3 million and $0.4 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the three-month period ended March 31, 2022, lease cost of $1.5 million, $1.3 million and $0.1 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of March 31, 2023, based upon the type of advertising medium, which segments are digital, television and audio (formerly radio). The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

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
•
the Company's digital audio business.

Through the Company's digital commercial partnerships business – the largest of its digital business units – the Company acts as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies represented by the Company include Meta (formerly known as Facebook Inc.), Spotify, ByteDance and Twitter, as well as other media companies throughout the world. The Company's dedicated local sales teams sell advertising space on these and other media companies' digital platforms to its advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. The Company also provides some of its advertising customers billing, technological and other support, including strategic marketing and training, which it refers to as managed services.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, foreign currency (gain) loss and other operating (gain) loss. The Company generated 80% and 73% of its revenue outside the United

States during the three-month periods ended march 31, 2023 and 2022, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period
	Ended March 31,		%
	2023	2022	Change
Net revenue
Digital	$196,482	$153,711	28%
Television	30,312	30,867	(2)%
Audio	12,212	12,594	(3)%
Consolidated	239,006	197,172	21%

Cost of revenue - digital	167,756	129,891	29%

Direct operating expenses
Digital	8,010	7,133	12%
Television	14,759	14,283	3%
Audio	7,093	6,407	11%
Consolidated	29,862	27,823	7%

Selling, general and administrative expenses
Digital	13,529	8,102	67%
Television	5,340	4,957	8%
Audio	3,899	2,980	31%
Consolidated	22,768	16,039	42%

Depreciation and amortization
Digital	3,631	2,677	36%
Television	2,658	2,893	(8)%
Audio	182	825	(78)%
Consolidated	6,471	6,395	1%

Segment operating profit (loss)
Digital	3,556	5,908	(40)%
Television	7,555	8,734	(13)%
Audio	1,038	2,382	(56)%
Consolidated	12,149	17,024	(29)%

Corporate expenses	10,502	8,724	20%
Change in fair value of contingent consideration	(4,065)	5,100	*
Foreign currency (gain) loss	(956)	(847)	13%
Other operating (gain) loss	-	(119)	(100)%
Operating income (loss)	6,668	4,166	60%

Interest expense	$(4,028)	$(1,836)	119%
Interest income	860	406	112%
Dividend income	18	3	500%
Realized gain (loss) on marketable securities	(32)	-	*
Gain (loss) on debt extinguishment	(1,556)	-	*
Income (loss) before income taxes	1,930	2,739	(30)%

Capital expenditures
Digital	$1,111	$769
Television	7,336	460
Audio	103	288
Consolidated	$8,550	$1,517

	March 31,	December 31,
Total assets	2023	2022
Digital	415,204	408,027
Television	355,996	363,904
Audio	107,083	108,910
Consolidated	$878,283	$880,841

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

In April 2022, the Company paid all the Cisneros Sellers an earn-out in the aggregate amount of $28.9 million based on the final EBITDA for calendar year 2021. Additionally, effective September 13, 2022, the Company agreed to pay Sorin Properties, S.L., one of the Cisneros Sellers, an accelerated earn-out of $21.7 million based on EBITDA for the four prior fiscal quarters, which amount was paid in September 2022.

As of December 31, 2022 the contingent liability was adjusted to its fair value of $41.4 million, of which $30.0 million was a current liability and $11.4 million was a noncurrent liability. As of March 31, 2023 the contingent liability was adjusted to its current fair value of $34.9 million, of which $28.3 million is a current liability and $6.6 million is a noncurrent liability.

The change in the fair value of the contingent liability during the three-month periods ended March 31, 2023 and 2022, of $6.5 million income and $0.5 million expense, respectively, is reflected in the Consolidated Statements of Operations.

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

As of December 31, 2022 the contingent liability was adjusted to its fair value of $22.2 million, of which $6.5 million was a current liability and $15.7 million was a noncurrent liability. As of March 31, 2023 the contingent liability was adjusted to its current fair value of $23.9 million, of which $6.6 million is a current liability and $17.3 million is a noncurrent liability.

The change in the fair value of the contingent liability during the three-month periods ended March 31, 2023 and 2022, of $1.7 million expense and $1.6 million expense, respectively, is reflected in the Consolidated Statements of Operations.

365 Digital

On November 1, 2021, the Company acquired 100% of the issued and outstanding shares of stock of 365 Digital, a digital advertising solutions company headquartered in South Africa. The acquisition, funded from the Company’s cash on hand, included an initial purchase price of approximately $1.9 million in cash, which included customary purchase price adjustments for cash, indebtedness and estimated working capital. Subsequently, the purchase price was adjusted to $3.5 million based on a predetermined multiple of EBITDA for the trailing twelve-month period ended March 31, 2022. Additionally, the transaction includes contingent earn-out payments based upon the achievement of certain EBITDA targets in calendar years 2022, 2023 and 2024, calculated as a predetermined multiple of EBITDA for each of those years. The total purchase price for the acquisition, including the fair value of the contingent consideration, was $5.5 million.

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

As of December 31, 2022 the contingent liability was adjusted to its fair value of $0.2 million, all of which was a noncurrent liability. As of March 31, 2023 the contingent liability was adjusted to its current fair value of $0.9 million, of which $0.4 million is a current liability and $0.5 million is a noncurrent liability.

The change in the fair value of the contingent liability during the three-month periods ended March 31, 2023 and 2022, of $0.7 million expense and $3.0 million expense, respectively, is reflected in the Consolidated Statements of Operations.

8. VARIABLE INTEREST ENTITIES

Adsmurai

On August 5, 2022, the Company made a loan (the "Adsmurai Loan") in the principal amount of €12,535,000 (approximately $12.8 million as of that date) to an entity affiliated with owners of a majority interest in Adsmurai, S.L. (“Adsmurai”), a company engaged in the sale and marketing of digital advertising. The loan has a two-year term, bears interest at a rate of 5% annually, and can be converted into 51% of the issued and outstanding shares of stock of Adsmurai at the Company’s sole discretion. If the Company elects not to convert the loan, the borrower has the option to repay the loan at maturity either in cash or with 51% of the issued and outstanding shares of stock of Adsmurai.

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

The following unaudited pro forma information has been prepared to give effect to the Company’s consolidation of Adsmurai as if the transaction had occurred on January 1, 2022. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this transaction occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Three-Month Period
Ended March 31,
2022
Pro Forma:
Total revenue	$206,595
Net income (loss) attributable to common stockholders	$1,896

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$0.02

Weighted average common shares outstanding, basic	86,522,378
Weighted average common shares outstanding, diluted	88,630,216

On April 3, 2023, the Company converted the Adsmurai Loan into a 51% equity interest in Adsmurai. See Note 9 below for more details.

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

On April 3, 2023, the Company acquired the remaining issued and outstanding stock of Jack of Digital for approximately $1.1 million. Of that amount, the Company paid an initial installment payment of approximately $0.5 million and the balance will be paid through December 2025. In addition, there is an earnout payable to the sellers, subject on certain targets being achieved.

The unaudited pro forma information has been prepared to give effect to the Company’s consolidation of Jack of Digital as if the transaction had occurred on January 1, 2022. This pro forma information was adjusted to exclude acquisition fees and costs of $0.1 million for the three-month period ended March 31, 2022, which were expensed in connection with the transaction. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this transaction occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Three-Month Period
Ended March 31,
2022
Pro Forma:
Total revenue	$197,734
Net income (loss) attributable to common stockholders	$1,984

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$0.02

Weighted average common shares outstanding, basic	86,522,378
Weighted average common shares outstanding, diluted	88,630,216

9. SUBSEQUENT EVENTS

Adsmurai

On April 3, 2023, the Company entered into an agreement (the “Adsmurai Acquisition Agreement”), among the Company and the selling stockholders of Adsmurai (the “Adsmurai Sellers”), pursuant to which the Company acquired a 51% equity interest in Adsmurai (the “Adsmurai Acquisition”) on the same date.

The Company acquired 51% of the issued and outstanding shares of stock of Adsmurai by means of conversion of the Adsmurai Loan for total purchase consideration of €13.0 million (approximately $14.2 million as of April 3, 2023) , including interest. The Adsmurai Acquisition Agreement also contains representations, warranties, covenants and indemnities of the parties thereto.

In connection with the Adsmurai Acquisition, the Company made a loan to entities affiliated with owners of the remaining 49% interest in Adsmurai in the principal amount of €7,355,500 (approximately $8.1 million as of April 3, 2023) plus an additional amount to be determined based on Adsmurai’s EBITDA for calendar year 2022 (the “New Adsmurai Loan”). The New Adsmurai Loan has a two-year term, bears interest at a rate of 5% annually and can be repaid upon the exercise of the option rights set forth in the Adsmurai Options Agreement (defined below).

Additionally, in connection with the Adsmurai Acquisition, the Company and the Adsmurai Sellers entered into an Options Agreement (the “Adsmurai Options Agreement”). Subject to the terms of the Adsmurai Options Agreement, for a purchase price based on a predetermined multiple of Adsmurai’s EBITDA in the trailing four fiscal quarters, plus amounts outstanding under the Adsmurai Loan:

•
the Adsmurai Sellers have the right to cause the Company to purchase:
o
10% of the issued and outstanding shares of Adsmurai stock between January and March 2024;
o
10% of the issued and outstanding shares of Adsmurai stock between January and March 2025;
o
all of the remaining issued and outstanding shares of Adsmurai stock between January and June 2027; and
•
the Company has the right to purchase all of the remaining issued and outstanding shares of Adsmurai stock between January and June 2027.

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

Our net revenue for the three-month period ended March 31, 2023 was $239.0 million. Of that amount, revenue attributed to our digital segment accounted for approximately 82%, revenue attributed to our television segment accounted for approximately 13% and revenue attributed to our audio segment accounted for approximately 5%. Our digital segment now accounts for the majority of our revenues and we expect this to continue in future periods.

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

Our FCC licenses grant us spectrum usage rights within each of the television markets in which we operate. These spectrum usage rights give us the authority to broadcast our stations’ over-the-air television signals to our viewers. We regard these rights as a valuable asset. With the proliferation of mobile devices and advances in technology that have freed up spectrum capacity, the monetization of our spectrum usage rights has become a significant source of revenue in recent years. We generate revenue from agreements associated with these television stations’ spectrum usage rights from a variety of sources, including but not limited to agreements with third parties to utilize spectrum for the broadcast of their multicast networks; charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with our broadcasting operations; and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements. Revenue generated by such agreements is recognized over the period of the agreement or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference. In addition, subject to certain restrictions contained in our 2023 Credit Agreement, we will consider strategic acquisitions of television stations to further this strategy from time to time, as well as additional monetization opportunities expected to arise as the television broadcast industry implements the standards contained in ATSC 3.0.

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

Highlights

During the first quarter of 2023, our consolidated revenue increased to $239.0 million from $197.2 million in the prior year period, primarily due to an increase in advertising revenue in our digital segment and increases in local advertising revenue, spectrum usage rights revenue and retransmission consent revenue in our television segment. The overall increase in revenue was partially offset by decreases in political advertising revenue and national advertising revenue in our television and radio segments, and a decrease in local advertising revenue in our audio segment.

Net revenue in our digital segment increased to $196.5 million for the three-month period ended March 31, 2023 from $153.7 million for the three-month period ended March 31, 2022. This increase of $42.8 million, or 28%, in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to our VIEs, which did not contribute to our financial results in our digital segment in the comparable period.

Net revenue in our television segment decreased to $30.3 million for the three-month period ended March 31, 2023 from $30.9 million for the three-month period ended March 31, 2022. This decrease of $0.6 million, or 2%, in net revenue was primarily due to decreases in political advertising revenue and national advertising revenue, partially offset by increases in local advertising revenue, spectrum usage rights revenue and retransmission consent revenue.

Net revenue in our audio segment decreased to $12.2 million for the three-month period ended March 31, 2023 from $12.6 million for the three-month period ended March 31, 2022. This decrease of $0.4 million, or 3%, in net revenue was primarily due to a decrease in political advertising revenue, and decreases in local and national advertising revenue.

Additionally, during the first quarter of 2023 we entered into the 2023 Credit Facility, which consists of a $200 million senior secured Term A Facility, which was drawn in full, and a $75 million Revolving Credit Facility, of which $11.5 million was drawn.

The Impact of the COVID-19 Pandemic on our Business

This section of this report should be read in conjunction with the rest of this item, “Forward-Looking Statements” and Notes to Consolidated Financial Statements appearing herein, for a more complete understanding of the impact of the COVID-19 pandemic on our business.

The COVID-19 pandemic did not have a material effect on our business, from either an operational or financial perspective, during the quarter ended March 31, 2023. Subject to the extent and duration of possible resurgences of the pandemic from time to time and the continuing uncertain economic environment that has resulted, in part, from the pandemic, we anticipate that the pandemic will continue to have little or no material effect on our business, from either an operational or financial perspective, in future periods. Nonetheless, we cannot give any assurance whether a resurgence of the pandemic in any location where our operations have employees or where we operate would not adversely affect our operations and/or results of operations.

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

Under the network affiliation agreement, TelevisaUnivision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2023 and 2022, the amount we paid TelevisaUnivision in this capacity was $1.4 million and $1.6 million, respectively. These amounts were included in Direct Operating Expenses in our Condensed Consolidated Statements of Operations.

We also generate revenue under a marketing and sales agreement with TelevisaUnivision, which give us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver.

Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During the three-month periods ended March 31, 2023 and 2022, retransmission consent revenue accounted for $9.6 million and $9.2 million, respectively, of which $6.6 million and $6.3 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 10-K.

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2, “The Company and Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Three-Month Periods Ended March 31, 2023 and 2022

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2023	2022	Change
Statements of Operations Data:
Net Revenue	$239,006	$197,172	21%

Cost of revenue - digital	167,756	129,891	29%
Direct operating expenses	29,862	27,823	7%
Selling, general and administrative expenses	22,768	16,039	42%
Corporate expenses	10,502	8,724	20%
Depreciation and amortization	6,471	6,395	1%
Change in fair value of contingent consideration	(4,065)	5,100	*
Foreign currency (gain) loss	(956)	(847)	13%
Other operating (gain) loss	-	(119)	(100)%
	232,338	193,006	20%
Operating income (loss)	6,668	4,166	60%
Interest expense	(4,028)	(1,836)	119%
Interest income	860	406	112%
Dividend income	18	3	500%
Realized gain (loss) on marketable securities	(32)	-	*
Loss on debt extinguishment	(1,556)	-	*
Income before income (loss) taxes	1,930	2,739	(30)%
Income tax benefit (expense)	(231)	(852)	(73)%
Net income (loss)	1,699	1,887	(10)%
Net (income) loss attributable to noncontrolling interest	342	-	*
Net income (loss) attributable to common stockholders	$2,041	$1,887	8%

Other Data:
Capital expenditures	8,550	1,517
Consolidated EBITDA (1)	13,022	18,113
Net cash provided by operating activities	36,695	53,219
Net cash used in investing activities	(563)	(86,900)
Net cash used in financing activities	(5,365)	(24,838)

(1)
Consolidated EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other operating gain (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from the Federal Communications Commission, or FCC, spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings. We use the term consolidated EBITDA because that measure is defined in both the 2017 Credit Agreement and the 2023 Credit Agreement, and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings.

Because consolidated EBITDA is a measure governing several critical aspects of our 2023 Credit Facility, and since our ability to borrow under our Revolving Credit Facility is subject to compliance with a consolidated EBITDA financial covenant, we believe that it is important to disclose consolidated EBITDA to our investors. Our 2023 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $50.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our Revolving Credit Facility and our applicable margin for the interest rate calculation. Under our 2023 Credit Agreement, our maximum total leverage ratio may not exceed 3.25 to 1.00. In addition, our 2023 Credit Agreement contains interest coverage ratio financial covenant (calculated as set forth in the 2023 Credit Agreement), with a minimum permitted ratio of 3.00 to 1.00. As of March 31, 2023, we believe that we are in compliance with all covenants in the 2023 Credit Agreement.

While many in the financial community and we consider consolidated EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income (loss) and net income (loss). As consolidated EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, EBITDA attributable to redeemable noncontrolling interest, acquisitions and dispositions and certain pro-forma cost savings, consolidated EBITDA has certain limitations because it excludes and includes several important financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated EBITDA is also used to make executive compensation decisions.

Consolidated EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Three-Month Period
	Ended March 31,
	2023	2022
Consolidated EBITDA	$13,022	$18,113
EBITDA attributable to noncontrolling interest	230	-
Interest expense	(4,028)	(1,836)
Interest income	860	406
Dividend income	18	3
Realized gain (loss) on marketable securities	(32)	-
Income tax expense	(231)	(852)
Amortization of syndication contracts	(120)	(116)
Payments on syndication contracts	120	118
Non-cash stock-based compensation included in direct operating expenses	(1,856)	(958)
Non-cash stock-based compensation included in corporate expenses	(2,197)	(1,615)
Depreciation and amortization	(6,471)	(6,395)
Change in fair value of contingent consideration	4,065	(5,100)
Non-recurring cash severance charge	(125)	-
Other operating gain (loss)	-	119
Gain (loss) on debt extinguishment	(1,556)	-
Net (income) loss attributable to noncontrolling interest	342	-
Net income (loss) attributable to common stockholders	2,041	1,887

Depreciation and amortization	6,471	6,395
Deferred income taxes	(205)	(359)
Non-cash interest	133	280
Amortization of syndication contracts	120	116
Payments on syndication contracts	(120)	(118)
Non-cash stock-based compensation	4,053	2,573
Realized (gain) loss on marketable securities	32	-
(Gain) loss on debt extinguishment	1,556	-
(Gain) loss on disposal of property and equipment	68	(151)
Change in fair value of contingent consideration	(4,065)	5,100
Net income (loss) attributable to noncontrolling interest	(342)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	33,157	29,380
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	948	(2,405)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,152)	10,521
Cash flows from operating activities	$36,695	$53,219

Consolidated Operations

Net Revenue. Net revenue increased to $239.0 million for the three-month period ended March 31, 2023 from $197.2 million for the three-month period ended March 31, 2022, an increase of $41.8 million, or 21%. Of the overall increase, $42.8 million was attributable to our digital segment and was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to our VIEs, which did not contribute to our financial results in our digital segment in the comparable period. The overall increase was partially offset by a decrease of $0.6 million attributable to our television segment, primarily due to decreases in political advertising revenue and national advertising revenue, partially offset by increases in local advertising revenue, spectrum usage rights revenue and retransmission consent revenue. In addition, the overall increase was partially offset by a decrease of $0.4 million attributable to our audio segment, primarily due to a decrease in political advertising revenue, and decreases in local and national advertising revenue.

We believe that for the full year 2023, net revenue will increase, primarily as a result of growth in our digital segment and operating certain entities of this segment for a full year in 2023 compared to approximately five months in 2022.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $167.8 million for the three-month period ended March 31, 2023 from $129.9 million for the three-month period ended March 31, 2022, an increase of $37.9 million, or 29%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to our VIEs, which did not contribute to our financial results in our digital segment in the comparable period. As a percentage of digital net revenue, cost of revenue remained constant at 85% for each of the three-month periods ended March 31, 2023 and 2022.

Direct Operating Expenses. Direct operating expenses increased to $29.9 million for the three-month period ended March 31, 2023 from $27.8 million for the three-month period ended March 31, 2022, an increase of $2.1 million, or 7%. Of the overall increase, $0.9 million was attributable to our digital segment, primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual restricted stock unit ("RSU") grant, which was made in February 2023 compared to the 2022 annual grant, which was made in December 2022, and due to an increase in expenses associated with the increase in digital advertising revenue. In addition, of the overall increase, $0.5 million was attributable to our television segment, primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant, which was made in February 2023 compared to the 2022 annual grant, which was made in December 2022. Additionally, of the overall increase, $0.7 million was attributable to our audio segment, primarily due to increases in salaries and music license fees. As a percentage of net revenue, direct operating expenses decreased to 12% for the three-month period ended March 31, 2023 from 14% for the three-month period ended March 31, 2022.

We believe that direct operating expenses will increase during 2023, primarily as a result of growth in our digital segment and due to an increase in non-cash stock-based compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $22.8 million for the three-month period ended March 31, 2023 from $16.0 million for the three-month period ended March 31, 2022, an increase of $6.8 million, or 42%. Of the overall increase, $5.4 million was attributable to our digital segment and was primarily due to an increase in salary expense, and due to our VIEs, which did not contribute to our financial results in our digital segment in the comparable period. In addition, of the overall increase, $0.3 million was attributable to our television segment, primarily due to increased rent expense in the temporary office space until the move to our new permanent offices is completed, and an increase in bad debt expense. Additionally, of the overall increase, $0.9 million was attributable to our audio segment, primarily due to increased rent expense in the temporary office space until the move to our new permanent offices is completed. As a percentage of net revenue, selling, general and administrative expenses increased to 10% for the three-month period ended March 31, 2023 from 8% for the three-month period ended March 31, 2022.

We believe that selling, general and administrative expenses will increase during 2023, primarily as a result of growth in our digital segment and operating certain entities of this segment for a full year in 2023 compared to approximately five months in 2022.

Corporate Expenses. Corporate expenses increased to $10.5 million for the three-month period ended March 31, 2023 from $8.7 million for the three-month period ended March 31, 2022, an increase of $1.8 million or 20%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant, which was made in February 2023 compared to the 2022 annual grant, which was made in December 2022, an increase in professional service fees, and an increase in audit fees. As a percentage of net revenue, corporate expenses remained constant at 4% for each of the three-month periods ended March 31, 2023 and 2022.

We believe that corporate expenses will increase during 2023 compared to 2022, without taking into consideration the expense incurred in 2022 upon the passing of our late Chief Executive Officer, primarily as a result of an increase in non-cash stock-based compensation and an increase in professional service fees.

Depreciation and Amortization. Depreciation and amortization increased to $6.5 million for the three-month period ended March 31, 2023 compared to $6.4 million for the three-month period ended March 31, 2022, an increase of $0.1 million or 1%.

Foreign currency (gain) loss. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result, a portion of our revenues is denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, Uruguayan peso, Euro, certain other Latin American currencies and various Asian and African currencies. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations of our digital business. We had a foreign currency gain of $1.0 million for the three-month period ended March 31, 2023 compared to a foreign currency gain of $0.8 million for the three-month period ended March 31, 2022. Foreign currency gains and losses are primarily due to currency fluctuations that affect our digital segment operations located outside the United States. In our digital operations outside the United States, we typically pay our global media partners in U.S. dollars but bill certain of our customers in their local currency. Therefore, during times of a strengthening U.S. dollar relative to other currencies, we may incur a loss based on the difference in value between what we pay in U.S dollars and what we ultimately receive in a local currency, when expressed in U.S. dollars, and conversely, during times of a weakening U.S. dollar relative to other currencies we may have a gain.

Other operating gain. We did not have other operating gain for the three-month period ended March 31, 2023, compared to $0.1 million for the three-month period ended March 31, 2022.

Change in fair value of contingent consideration. As a result of changes in the fair value of contingent consideration related to our various acquisitions, we recognized an income of $4.1 million and an expense of $5.1 million for the three-month periods ended March 31, 2023 and 2022, respectively.

Operating income (loss). As a result of the above factors, operating income was $6.7 million for the three-month period ended March 31, 2023, compared to operating income of $4.2 million for the three-month period ended March 31, 2022.

Interest Expense, net. Interest expense, net increased to $3.2 million for the three-month period ended March 31, 2023 from $1.4 million for the three-month period ended March 31, 2022. This increase was primarily due to a higher interest rate on our debt, partially offset by interest income on our available for sale securities. We anticipate that interest expense will continue to increase in future periods as long as interest rates increase, since our borrowings under the 2023 Credit Facility bear interest at a variable rate.

Realized gain (loss) on marketable securities. For the three-month period ended March 31, 2023 we recorded a de minimis amount of realized loss, related to our available for sale securities.

Loss on debt extinguishment. We recorded a loss on debt extinguishment of $1.6 million for the three-month period ended March 31, 2023 due to the refinancing of our 2017 Credit Facility with the 2023 Credit Facility.

Income Tax Benefit (Expense). Income tax expense for the three-month period ended March 31, 2023 was $0.2 million, or 12% of our pre-tax income. Income tax expense for the three-month period ended March 31, 2022 was $0.9 million, or 31% of our pre-tax income. The effective tax rate for the three-month period ended March 31, 2023 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non deductible executive compensation, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of certain of our digital operations and certain U.S. Foreign Tax Credit carryovers. As a result of historical losses from our digital operations in Spain, Israel, Uruguay, Panama, Mexico, Argentina, Thailand, Ghana and Iceland and certain U.S. Foreign Tax Credit carryovers, management has determined that it is more likely than not that deferred tax assets of approximately $4.9 million at March 31, 2023 will not be realized and therefore we have established a valuation allowance in that amount on those assets.

Segment Operations

Digital

Net Revenue. Net revenue in our digital segment increased to $196.5 million for the three-month period ended March 31, 2023 from $153.7 million for the three-month period ended March 31, 2022. This increase of $42.8 million, or 28%, in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to our VIEs, which did not contribute to our financial results in our digital segment in the comparable period.

Cost of revenue. Cost of revenue in our digital segment increased to $167.8 million for the three-month period ended March 31, 2023 from $129.9 million for the three-month period ended March 31, 2022, an increase of $37.9 million, or 29%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to our VIEs, which did not contribute to our financial results in our digital segment in the comparable period.

We have previously noted a trend in our digital operations globally whereby revenue is shifting more to programmatic revenue. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this trend, we have been offering programmatic alternatives to advertisers, which continues to put pressure on margins. Among our programmatic solutions is our Smadex ad purchasing platform. Additionally, we are experiencing lower margins related to revenue generated from the primarily global media companies for which we act as commercial partner, as a result of relative negotiating strength and industry trends generally. We expect these trends will continue in future periods, likely further resulting in a more pronounced lower margin business in our digital segment. For example, based on communications with our largest commercial partner, we anticipate receiving a lower rate of payment on our sales made on behalf of this company beginning in the second half of 2023, resulting in lower margins. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology, customer expectation and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Direct operating expenses. Direct operating expenses in our digital segment increased to $8.0 million for the three-month period ended March 31, 2023 from $7.1 million for the three-month period ended March 31, 2022, an increase of $0.9 million, or 12%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 RSU grant, which was made in February 2023 compared to the 2022 annual grant, which was made in December 2022, and due to an increase in expenses associated with the increase in digital advertising revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $13.5 million for the three-month period ended March 31, 2023 from $8.1 million for the three-month period ended March 31, 2022, an increase of $5.4 million, or 67%. The increase was primarily due to an increase in salary expense, and due to our VIEs, which did not contribute to our financial results in our digital segment in the comparable period.

Television

Net Revenue. Net revenue in our television segment decreased to $30.3 million for the three-month period ended March 31, 2023 from $30.9 million for the three-month period ended March 31, 2022. This decrease of $0.6 million, or 2%, in net revenue was primarily due to decreases in political advertising revenue and national advertising revenue, partially offset by increases in local advertising revenue, spectrum usage rights revenue and retransmission consent revenue.

In general, our television segment faces declining audiences, which we believe is present across the industry, competitive factors with the other major Spanish-language broadcasters, and changing demographics and preferences of audiences, particularly younger audiences, in terms of the media they prefer to view, including streaming and social media. We anticipate that these changes in viewer habits will persist and may accelerate at least for the foreseeable future and possibly permanently. Additionally, notwithstanding the increase in local advertising revenue, we have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend will also continue.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $14.8 million for the three-month period ended March 31, 2023 from $14.3 million for the three-month period ended March 31, 2022, an increase of $0.5 million, or 3%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant, which was made in February 2023 compared to the 2022 annual grant, which was made in December 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.3 million for the three-month period ended March 31, 2023 from $5.0 million for the three-month period ended March 31, 2022, an increase of $0.3 million, or 8%. The increase was primarily due to increased rent expense in the temporary office space until the move to our new permanent offices is completed, and an increase in bad debt expense.

Audio

Net Revenue. Net revenue in our audio segment decreased to $12.2 million for the three-month period ended March 31, 2023 from $12.6 million for the three-month period ended March 31, 2022. This decrease of $0.4 million, or 3%, in net revenue was primarily due to a decrease in political advertising revenue, and decreases in local and national advertising revenue.

In general, our audio segment faces declining audiences, which we believe is present across the industry, competitive factors with other major Spanish-language broadcasters, and changing demographics and preferences of listening audiences, particularly younger audiences, including podcasts and other streaming services. We anticipate that these changes in listener habits will persist and may accelerate at least for at least for the foreseeable future and possibly permanently. Additionally, we have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend will also continue.

Direct Operating Expenses. Direct operating expenses in our audio segment increased to $7.1 million for the three-month period ended March 31, 2023 from $6.4 million for the three-month period ended March 31, 2022, an increase of $0.7 million, or 11%. The increase was primarily due to increases in salaries and music license fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our audio segment increased to $3.9 million for the three-month period ended March 31, 2023 from $3.0 million for the three-month period ended March 31, 2022, an increase of $0.9 million, or 31%. The increase was primarily due to increased rent expense in the temporary office space until the move to our new permanent offices is completed.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income attributable to common stockholders of $18.1 million and $29.3 million for the years ended December 31, 2022 and 2021, respectively, and a net loss attributable to common stockholders of $3.9 million for the year ended December 31, 2020. We had positive cash flow from operations of $78.9 million, $65.3 million and $63.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. We had positive cash flow from operations of $36.7 million for the three-month period ended March 31, 2023. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $141.5 million, and available for sale marketable securities in the additional amount of $38.4 million, as of March 31, 2023.

Our liquidity is not materially impacted by the amounts held in accounts outside the United States. The majority of our cash and cash equivalents is held outside the United States, primarily in Uruguay, Spain, Ecuador and Singapore, none of which countries have foreign currency controls. We hold smaller amounts of cash in certain countries that do have foreign currency controls, including South Africa and Argentina, which could impact our ability to freely repatriate such funds from those countries to the United States.

2017 Credit Facility

The following discussion pertains to the 2017 Credit Facility and the 2017 Credit Agreement. It does not purport to be a complete discussion of the full terms and conditions of the 2017 Credit Facility or the 2017 Credit Agreement. For more information, please refer to Note 2 to Notes to Consolidated Financial Statements and the 2017 Credit Agreement itself.

On November 30, 2017 (the “2017 Closing Date”), we entered into its 2017 Credit Facility pursuant to the 2017 Credit Agreement. The 2017 Credit Facility consisted of a $300.0 million senior secured Term Loan B Facility (the “Term Loan B Facility”), which was drawn in full on the 2017 Closing Date. In addition, the 2017 Credit Facility provided that we may increase the aggregate principal amount of the 2017 Credit Facility by up to an additional $100.0 million plus the amount that would result in its first lien net leverage ratio (as such term is used in the 2017 Credit Agreement) not exceeding 4.0 to 1.0, subject to our satisfying certain conditions.

Borrowings under the Term Loan B Facility were used on the 2017 Closing Date (a) to repay in full all of our and our subsidiaries’ outstanding obligations under our previous credit facility and to terminate the credit agreement relating thereto, (b) to pay fees and expenses in connection with the 2017 Credit Facility and (c) for general corporate purposes.

Our borrowings under the 2017 Credit Facility bore interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of March 16, 2023, the interest rate on our Term Loan B was 7.38%. The Term Loan B Facility had an expiration date on November 30, 2024.

For information regarding other provisions, terms and conditions of the 2017 Credit Agreement and our 2017 Credit Facility, please see the discussion beginning on page 12 in Note 2 to Notes to Condensed Consolidated Financial Statements.

2023 Credit Facility

The following discussion pertains to the 2023 Credit Facility and the 2023 Credit Agreement. It does not purport to be a complete discussion of the full terms and conditions of the 2023 Credit Facility or the 2023 Credit Agreement. For more information, please refer to Note 2 to Notes to Consolidated Financial Statements and the 2023 Credit Agreement itself.

On March 17, 2023 (the “2023 Closing Date”), we entered into the 2023 Credit Facility, pursuant to the 2023 Credit Agreement, by and among us, Bank of America, N.A., as Administrative Agent (the “Agent”), and the other financial institutions party thereto as Lenders (collectively, the “Lenders” and individually each a “Lender”).

As provided for in the 2023 Credit Agreement, our 2023 Credit Facility consists of (i) a $200,000,000 senior secured Term A Facility, which was drawn in full on the 2023 Closing Date, and (ii) a $75,000,000 Revolving Credit Facility (the “Revolving Credit

Facility”), of which $11,500,000 was drawn on the 2023 Closing Date. In addition, the 2023 Credit Agreement provides that we may increase the aggregate principal amount of our 2023 Credit Facility by an additional amount equal to $100,000,000 plus the amount that would result in our first lien net leverage ratio (as such term is used in the 2023 Credit Agreement) not exceeding 2.25 to 1.0, subject to our satisfying certain conditions.

Borrowings under our 2023 Credit Facility were used on the 2023 Closing Date (a) to repay in full all of our and our subsidiaries' outstanding obligations under the 2017 Credit Agreement, (b) to pay fees and expenses in connection with our 2023 Credit Facility and (c) for general corporate purposes. The 2023 Credit Facility matures on March 17, 2028 (the “Maturity Date”).

The 2023 Credit Facility is guaranteed on a senior secured basis by certain of our existing and future wholly-owned domestic subsidiaries, and secured on a first priority basis by our and those subsidiaries’ assets.

Our borrowings under the 2023 Credit Facility will bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio or (ii) the Base Rate (as defined in the 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

As of March 31, 2023, the interest rate on our Term A Facility and the drawn portion of the Revolving Credit Facility was 7.66%.

The amounts outstanding under the 2023 Credit Facility may be prepaid at our option without premium or penalty, provided that certain limitations are observed, and subject to customary breakage fees in connection with the prepayment of a Term SOFR loan. The principal amount of the Term A Facility shall be paid in installments on the dates and in the respective amounts set forth in the 2023 Credit Agreement, with the final balance due on the Maturity Date.

Consolidated EBITDA

Consolidated EBITDA decreased to $13.0 million for the three-month period ended March 31, 2023 compared to $18.1 million for the three-month period ended March 31, 2022. As a percentage of net revenue, consolidated EBITDA decreased to 5% for the three-month periods ended March 31, 2023 from 9% for the three-month periods ended March 31, 2022.

Consolidated EBITDA, which is defined in the 2023 Credit Agreement, is a non-GAAP measure. For a reconciliation of consolidated EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 37.

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

In the three-month period ended March 31, 2023, we did not repurchase any shares of our Class A common stock. As of March 31, 2023, we have repurchased a total of 1.8 million shares of our Class A common stock under the current share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of March 31, 2023.

Cash Flow

Net cash flow provided by operating activities was $36.7 million for the three-month period ended March 31, 2023 compared to net cash flow provided by operating activities of $53.2 million for the three-month period ended March 31, 2022. We had net income of $1.7 million for the three-month period ended March 31, 2023, which included non-cash items such as deferred income taxes of $0.2 million, depreciation and amortization expense of $6.5 million, change in fair value of contingent consideration of $4.1 million, non-cash stock-based compensation of $4.1 million, and loss on debt extinguishment of $1.6 million. We had net income of $1.9 million for the three-month period ended March 31, 2022, which included non-cash items such as deferred income taxes of $0.4 million, depreciation and amortization expense of $6.4 million, change in fair value of contingent consideration of $5.1 million, and non-cash stock-based compensation of $2.6 million. We expect to have positive cash flow from operating activities for the 2023 year.

Net cash flow used in investing activities was $0.6 million for the three-month period ended March 31, 2023, compared to net cash flow used in investing activities of $86.9 million for the three-month period ended March 31, 2022. During the three-month period ended March 31, 2023, we spent $9.4 million on purchases of marketable securities, spent $6.8 million in net capital expenditures, and received $15.7 million from the sale of marketable securities. During the three-month period ended March 31, 2022, we spent $85.5 million on purchases of marketable securities, spent $1.5 million in net capital expenditures, and received $0.2 million from sale of property and equipment and intangibles. We anticipate that our capital expenditures will be approximately $19.5 million during the full year 2023. Of this amount, we expect that approximately $3.9 million will be reimbursed in connection with our new office lease. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $5.4 million for the three-month period ended March 31, 2023, compared to net cash flow used in financing activities of $24.8 million for the three-month period ended March 31, 2022. During the three-month period ended March 31, 2023, we made debt payments of $211.7 million, dividend payments of $4.9 million, payments of $1.3 million of debt issuance costs, payments for taxes related to shares withheld for share-based compensation plans of $0.1 million, and received $212.4 million proceeds from borrowings on debt and $0.3 million related to the issuance of common stock upon the exercise of stock options. During the three-month period ended March 31, 2022, we made a payment of contingent consideration of $14.7 million, dividend payments of $2.2 million, debt payments of $0.8 million, and spent $7.1 million for the repurchase of Class A common stock.

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

Additionally, we are dependent upon one single global media company for the majority of our consolidated revenue, which amounted to approximately 51% and 53% of our consolidated revenue for the three-month period ended March 31, 2023 and 2022, respectively. We expect that this dependence will continue. The loss of all or a substantial part of that revenue would have a significant impact on our liquidity and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our 2023 Credit Facility.

Interest Rates

As of March 31, 2023, we had $211.5 million of variable rate bank debt outstanding under our 2023 Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio or (ii) the Base Rate (as defined in the 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the SOFR were to increase by a hypothetical 100 basis points, or one percentage point, from its March 31, 2023 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.1 million based on the outstanding balance of our term loan as of March 31, 2023.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, certain other Latin American currencies and various Asian currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at March 31, 2023 would not be material to our consolidated results of operations or overall financial condition. Our operating expenses are primarily denominated in U.S. dollars. In addition, certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, such as Spain, Latin American countries and other countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

As our international operations continue to grow, our risks associated with fluctuation in currency rates will become greater and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the amount of operating expense of our international operations, which are primarily related to our digital business. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations historically have not had a material impact on our operating results and cash flows.

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

ITEM 1A. RISK FACTORS

The 2023 Credit Agreement contains various covenants that limit management’s discretion in the operation of our business and could limit our ability to grow and compete.

The 2023 Credit Agreement contains certain financial covenants and ratios with which we must comply. If we fail to comply with any of the financial covenants or ratios under the 2023 Credit Agreement, our lenders could:

•
elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or
•
terminate their commitments, if any, to make further extensions of credit.

Any such action by our lenders, or obtain waivers for any failure to comply with financial covenants and ratios, would have a material adverse effect on our overall business and financial condition.

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

In the three-month period ended March 31, 2023, we did not repurchase any shares of our Class A common stock. As of March 31, 2023, we have repurchased a total of 1.8 million shares of our Class A common stock under the current share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of March 31, 2023.

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

Date: May 5, 2023