Form 10-Q
period 2023-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2023-08-04
CIK 1109116

(

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Yes ☐ No ☒

As of July 31, 2023, there were 78,644,012 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 0 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2023

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF JUNE 30, 2023 AND DECEMBER 31, 2022	4
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2023 AND JUNE 30, 2022	5
	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2023 AND JUNE 30, 2022	6
	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2023 AND JUNE 30, 2022	7
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2023 AND JUNE 30, 2022	9
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47
ITEM 4.	CONTROLS AND PROCEDURES	47
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	49
ITEM 1A.	RISK FACTORS	49
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	49
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	49
ITEM 4.	MINE SAFETY DISCLOSURES	49
ITEM 5.	OTHER INFORMATION	49
ITEM 6.	EXHIBITS	50

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
•
the impact of changing preferences among audiences favoring newer forms of media, including digital and other forms of such media, over traditional media, including television and radio;
•
the ability to keep up with rapid technological and other changes, and compete effectively, in new forms of media, including digital media, and changes within digital media;
•
the impact of existing and possible additional legislative and/or regulatory action, in various jurisdictions around the world, with respect to the digital media and digital advertising industries;
•
the impact of possible legislative and/or regulatory action, in various jurisdictions around the world, with respect to artificial intelligence, or AI, and/or similar technologies, which we use and may use in our digital operations;
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
•
the impact of rigorous competition in Spanish-language and digital media and in the advertising industry generally;
•
the impact of changing preferences among U.S. Hispanic audiences for Spanish-language programming, especially among younger age groups;
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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$99,580	$110,691
Marketable securities	26,881	44,528
Restricted cash	761	753
Trade receivables, (including related parties of $10,693 and $5,814) net of allowance for doubtful accounts of $8,038 and $6,572	210,008	224,713
Assets held for sale	301	-
Prepaid expenses and other current assets (including related parties of $274 and $274)	36,655	27,238
Total current assets	374,186	407,923
Property and equipment, net of accumulated depreciation of $195,759 and $194,448	68,654	61,362
Intangible assets subject to amortization, net of accumulated amortization of $81,875 and $75,992 (including related parties of $3,249 and $3,714)	60,089	61,811
Intangible assets not subject to amortization	207,453	207,453
Goodwill	90,706	86,991
Deferred income taxes	2,591	2,591
Operating leases right of use asset	45,204	44,413
Other assets	16,273	8,297
Total assets	$865,156	$880,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$6,799	$5,256
Accounts payable and accrued expenses (including related parties of $1,134 and $1,215)	236,276	237,415
Operating lease liabilities	6,397	5,570
Total current liabilities	249,472	248,241
Long-term debt, less current maturities, net of unamortized debt issuance costs of $1,243 and $1,221	204,574	207,292
Long-term operating lease liabilities	46,863	42,151
Other long-term liabilities	14,538	30,198
Deferred income taxes	68,502	67,590
Total liabilities	583,949	595,472
Commitments and contingencies (note 6)
Redeemable noncontrolling interest	47,288	-
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at June 30, 2023 78,617,017 and December 31, 2022 78,172,827	8	8
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at June 30, 2023 and December 31, 2022 0	-	-
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at June 30, 2023 and December 31, 2022 9,352,729	1	1
Additional paid-in capital	739,571	776,298
Accumulated deficit	(504,323)	(504,375)
Accumulated other comprehensive income (loss)	(1,338)	(1,510)
Total stockholders' equity	233,919	270,422
Noncontrolling interest	-	14,947
Total equity	233,919	285,369
Total liabilities and equity	$865,156	$880,841

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Net Revenue	$273,381	$221,695	$512,387	$418,867
Expenses:
Cost of revenue - digital	195,836	144,965	363,592	274,856
Direct operating expenses (including related parties of $1,543, $1,752, $2,964 and $3,328) (including non-cash stock-based compensation of $2,725, $939, $4,581 and $1,897)	33,065	29,596	62,927	57,419
Selling, general and administrative expenses	23,565	17,775	46,333	33,814
Corporate expenses (including non-cash stock-based compensation of $3,243, $1,697, $5,440 and $3,312)	12,042	8,520	22,544	17,244
Depreciation and amortization (including related parties of $232, $232, $464 and $463)	6,509	6,263	12,980	12,658
Change in fair value of contingent consideration	1,123	976	(2,942)	6,076
Foreign currency (gain) loss	697	993	(259)	146
Other operating (gain) loss	-	(834)	-	(953)
Operating income (loss)	544	13,441	7,212	17,607
Interest expense	(4,306)	(2,334)	(8,334)	(4,170)
Interest income	1,037	722	1,897	1,128
Dividend income	14	11	32	14
Realized gain (loss) on marketable securities	(29)	-	(61)	-
Gain (loss) on debt extinguishment	-	-	(1,556)	-
Income (loss) before income taxes	(2,740)	11,840	(810)	14,579
Income tax benefit (expense)	739	(3,373)	508	(4,225)
Net income (loss)	(2,001)	8,467	(302)	10,354
Net (income) loss attributable to redeemable noncontrolling interest	12	-	12	-
Net (income) loss attributable to noncontrolling interest	-	-	342	-
Net income (loss) attributable to common stockholders	$(1,989)	$8,467	$52	$10,354
Basic and diluted earnings per share:
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.02)	$0.10	$0.00	$0.12

Cash dividends declared per common share	$0.05	$0.03	$0.10	$0.05

Weighted average common shares outstanding, basic	87,787,772	84,959,130	87,706,282	85,735,916
Weighted average common shares outstanding, diluted	87,787,772	86,985,817	89,807,095	87,803,178

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(2,001)	$8,467	$(302)	$10,354
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(71)	(43)	(55)	(43)
Change in fair value of marketable securities	101	(1,250)	227	(1,533)
Total other comprehensive income (loss)	30	(1,293)	172	(1,576)
Comprehensive income (loss)	(1,971)	7,174	(130)	8,778
Comprehensive (income) loss attributable to redeemable noncontrolling interests	12	-	12	-
Comprehensive (income) loss attributable to noncontrolling interests	-	-	342	-
Comprehensive income (loss) attributable to common stockholders	$(1,959)	$7,174	$224	$8,778

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2022	78,172,827	-	9,352,729	-	$8	$-	$1	$776,298	$(504,375)	$(1,510)	$14,947	$285,369
Issuance of common stock upon exercise of stock options or awards of restricted stock units	164,474	-	-	-	-	-	-	313	-	-	-	313
Tax payments related to shares withheld for share-based compensation plans	19,189	-	-	-	-	-	-	(80)	-	-	-	(80)
Stock-based compensation expense	-	-	-	-	-	-	-	4,053	-	-	-	4,053
Dividends paid	-	-	-	-	-	-	-	(4,386)	-	-	-	(4,386)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(546)	(546)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	103	-	103
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	-	23	-	23
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	16	-	16
Net income (loss) attributable to common stockholders	-	-	-	-	-	-	-	-	2,041	-	(342)	1,699
Balance, March 31, 2023	78,356,490	-	9,352,729	-	8	-	1	776,198	(502,334)	(1,368)	14,059	286,564
Issuance of common stock upon exercise of stock options or awards of restricted stock units	260,527	-	-	-	-	-	-	241	-	-	-	241
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	-	-	-	(15)	-	-	-	(15)
Stock-based compensation expense	-	-	-	-	-	-	-	5,968	-	-	-	5,968
Dividend paid	-	-	-	-	-	-	-	(4,396)	-	-	-	(4,396)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(3,810)	(3,810)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	79	-	79
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	-	22	-	22
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(71)	-	(71)
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	(750)	-	-	(624)	(1,374)
Accounting for Adsmurai transaction	-	-	-	-	-	-	-	(37,675)	-	-	(9,625)	(47,300)
Net income (loss) attributable to common stockholders	-	-	-	-	-	-	-	-	(1,989)	-	-	(1,989)
Balance, June 30, 2023	78,617,017	-	9,352,729	-	$8	$-	$1	$739,571	$(504,323)	$(1,338)	$-	$233,919

See Notes to Condensed Consolidated Financial Statements

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2021	63,116,896	14,127,613	9,352,729	-	$6	$2	$1	$780,388	$(522,494)	$(977)	$-	$256,926
Issuance of common stock upon exercise of stock options or awards of restricted stock units	66,000	-	-	-	-	-	-	218	-	-	-	218
Tax payments related to shares withheld for share-based compensation plans	14,955	-	-	-	-	-	-	(257)	-	-	-	(257)
Stock-based compensation expense	-	-	-	-	-	-	-	2,573	-	-	-	2,573
Repurchase of Class A common stock	(1,114,470)	-	-	1,114,470	-	-	-	(7,142)	-	-	-	(7,142)
Retirement of treasury stock	-	-	-	(1,114,470)	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,167)	-	-	-	(2,167)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(283)	-	(283)
Net income (loss) attributable to common stockholders	-	-	-	-	-	-	-	-	1,887	-	-	1,887
Balance, March 31, 2022	62,083,381	14,127,613	9,352,729	-	$6	$2	$1	$773,613	$(520,607)	$(1,260)	$-	$251,755
Tax payments related to shares withheld for share-based compensation plans	20,681	-	-	-	-	-	-	(10)	-	-	-	(10)
Stock-based compensation expense	-	-	-	-	-	-	-	2,636	-	-	-	2,636
Repurchase of Class A common stock	(638,531)	-	-	638,531	-	-	-	(4,138)	-	-	-	(4,138)
Retirement of treasury stock	-	-	-	(638,531)	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,124)	-	-	-	(2,124)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(1,250)	-	(1,250)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(43)	-	(43)
Net income (loss) attributable to common stockholders	-	-	-	-	-	-	-	-	8,467	-	-	8,467
Balance, June 30, 2022	61,465,531	14,127,613	9,352,729	-	$6	$2	$1	$769,977	$(512,140)	$(2,553)	$-	$255,293

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(302)	$10,354
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,980	12,658
Deferred income taxes	(129)	(3,213)
Non-cash interest	179	711
Amortization of syndication contracts	240	231
Payments on syndication contracts	(241)	(234)
Non-cash stock-based compensation	10,021	5,209
(Gain) loss on marketable securities	61	-
(Gain) loss on disposal of property and equipment	18	(638)
(Gain) loss on debt extinguishment	1,556	-
Change in fair value of contingent consideration	(2,942)	6,076
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	17,480	17,588
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	(3,297)	(1,252)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	11,467	15,416
Net cash provided by operating activities	47,091	62,906
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	50	2,671
Purchases of property and equipment	(14,858)	(3,209)
Purchase of a business, net of cash acquired	(6,930)	-
Purchases of marketable securities	(10,172)	(87,239)
Proceeds from sale of marketable securities	28,093	10,499
Purchases of investments	(200)	-
Issuance of loan receivable	(8,086)	-
Net cash used in investing activities	(12,103)	(77,278)
Cash flows from financing activities:
Proceeds from stock option exercises	554	218
Tax payments related to shares withheld for share-based compensation plans	(95)	(267)
Payments on debt	(213,245)	(1,500)
Dividends paid	(8,782)	(4,291)
Distributions to noncontrolling interest	(3,380)	-
Repurchase of Class A common stock	-	(11,280)
Payment of contingent consideration	(31,710)	(43,606)
Principal payments under finance lease obligation	(76)	(39)
Proceeds from borrowings on debt	212,419	-
Payments for debt issuance costs	(1,777)	-
Net cash used in financing activities	(46,092)	(60,765)
Effect of exchange rates on cash, cash equivalents and restricted cash	1	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,103)	(75,143)
Cash, cash equivalents and restricted cash:
Beginning	111,444	185,843
Ending	$100,341	$110,700
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$8,155	$3,459
Income taxes	$3,582	$7,438
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$2,097	$1,150
Fair value of contingent consideration related to acquisitions and purchase of noncontrolling interest	$1,854	$-
Fair value of put and call option of redeemable noncontrolling interest	$47,300	$-

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a global advertising solutions, media and technology company. The Company's operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. The Company's digital segment, whose operations are located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers principally in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. The Company's television and audio operations reach and engage primarily U.S. Hispanics in the United States. The Company's management has determined that the Company operates in three reportable segments as of June 30, 2023, based upon the type of advertising medium: digital, television and audio.

The Company's digital segment provides digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four business units:

•
the Company's digital commercial partnerships business;
•
Smadex, the Company's programmatic ad purchasing platform;
•
the Company's mobile growth solutions business; and
•
the Company's digital audio business.

Through the Company's digital commercial partnerships business – the largest of its digital business units – the Company acts as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies represented by the Company include Meta Platforms, or Meta (formerly known as Facebook Inc.), X Corp., or X (formerly known as Twitter, Inc.), ByteDance Ltd., or ByteDance, which owns the TikTok platform, and Spotify AB, or Spotify, as well as other media companies, in 40 countries throughout the world. The Company's dedicated local sales teams sell advertising space on these media companies' digital platforms to its advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. The Company also provides some of its advertising customers billing, technological and other support, including strategic marketing and training, which it refers to as managed services.

Smadex is the Company's programmatic ad purchasing platform, on which advertisers can purchase ad inventory. This business – the purchase and sale of advertising inventory electronically – is referred to in the Company's industry as programmatic advertising. Smadex is also a “demand-side" platform, which allows advertisers to purchase space from online marketplaces on which media companies list their advertising inventory. Most advertisements acquired through Smadex are placed on mobile devices, but they may also be placed on computers and Internet-connected televisions. The Company also provides managed services to some of its advertising customers in connection with their use of its Smadex platform.

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

The Company also has a diversified media portfolio that targets primarily Hispanic audiences. The Company owns and/or operates 49 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary Univision television network of TelevisaUnivision Inc. (“TelevisaUnivision”) and TelevisaUnivision’s UniMás network. The Company owns and operates 45 radio stations in 14 U.S. markets. Its radio stations consist of 37 FM and 8 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. The Company also sells advertisements and syndicates radio programming to more than 100 markets across the United States.

The Impact of the COVID-19 Pandemic on the Company’s Business

The COVID-19 pandemic did not have a material effect on the Company's business, from either an operational or financial perspective, during the three- and six-month periods ended June 30, 2023. Subject to the extent and duration of possible resurgences of the pandemic from time to time and the continuing uncertain economic environment that has resulted, in part, from the pandemic, the Company anticipates that the pandemic will continue to have little or no material effect on its business, from either an operational or financial perspective, in future periods. Nonetheless, the Company cannot give any assurance whether a resurgence of the pandemic in any location where its operations have employees or in which it operates would not adversely affect its operations and/or results of operations.

Restricted Cash

As of June 30, 2023 and December 31, 2022, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of
	June 30,
	2023	2022
Cash and cash equivalents	$99,580	$109,950
Restricted cash	761	750
Total as presented in the Consolidated Statements of Cash Flows	$100,341	$110,700

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

Under the network affiliation agreement, TelevisaUnivision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on its Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2023 and 2022, the amount the Company paid TelevisaUnivision in this capacity was $1.5 million and $1.8 million, respectively. During the six-month periods ended June 30, 2023 and 2022, the amount the Company paid TelevisaUnivision in this capacity was $3.0 million and $3.3 million, respectively. These amounts were included in Direct Operating Expenses in the Company's Condensed Consolidated Statements of Operations.

The Company also generates revenue under two marketing and sales agreements with TelevisaUnivision, which give it the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver.

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of June 30, 2023, the amount due to the Company from TelevisaUnivision was $10.7 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended June 30, 2023 and 2022, retransmission consent revenue accounted for $9.3 million and $9.0 million, respectively, of which $6.5 million and $6.2 million, respectively, relate to the TelevisaUnivision proxy agreement. During the six-month periods ended June 30, 2023 and 2022, retransmission consent revenue accounted for $18.9 million and $18.2 million, respectively, of which $13.1 million and $12.5 million, respectively, relate to the TelevisaUnivision proxy agreement.

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

Stock-based compensation expense was $6.0 million and $2.6 million for the three-month periods ended June 30, 2023 and 2022, respectively. Stock-based compensation expense was $10.0 million and $5.2 million for the six-month periods ended June 30, 2023 and 2022, respectively.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Restricted stock units granted	200	122	3,814	175
Weighted average fair value	$4.66	$5.13	$6.53	$5.41

The 2023 restricted stock units reflect the annual grant, which was made in February 2023, and the Board of Directors grant, which was made in June 2023. In previous years, the annual grant was typically in December of the same year.

As of June 30, 2023, there was $24.6 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.7 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Basic earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$(1,989)	$8,467	$52	$10,354

Denominator:
Weighted average common shares outstanding	87,787,772	84,959,130	87,706,282	85,735,916

Per share:
Net income (loss) per share attributable to common stockholders	$(0.02)	$0.10	$0.00	$0.12

Diluted earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$(1,989)	$8,467	$52	$10,354

Denominator:
Weighted average common shares outstanding	87,787,772	84,959,130	87,706,282	85,735,916
Dilutive securities:
Stock options and restricted stock units	-	2,026,687	2,100,813	2,067,262
Diluted shares outstanding	87,787,772	86,985,817	89,807,095	87,803,178

Per share:
Net income (loss) per share attributable to common stockholders	$(0.02)	$0.10	$0.00	$0.12

For the three-month period ended June 30, 2023, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 2,038,928 equivalent shares of dilutive securities for the three-month period ended June 30, 2023.

For the six-month period ended June 30, 2023, a total of 1,122,655 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

In the three- and six-month periods ended June 30, 2023, the Company did not repurchase any shares of its Class A common stock. As of June 30, 2023, the Company has repurchased a total of 1.8 million shares of its Class A common stock under the current share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of June 30, 2023.

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

As further discussed below, on March 17, 2023, the Company repaid in full all of the outstanding obligations under the 2017 Credit Agreement and accounted for this repayment as an extinguishment of debt in accordance with Accounting Standards Codification ("ASC") 470, "Debt". The repayment resulted in a loss on debt extinguishment of $1.6 million, which included a write-off of unamortized debt issuance costs in the amount of $1.1 million.

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

As provided for in the 2023 Credit Agreement, the 2023 Credit Facility consists of (i) a $200.0 million senior secured Term A Facility (the "Term A Facility"), which was drawn in full on the 2023 Closing Date, and (ii) a $75.0 million Revolving Credit Facility (the “Revolving Credit Facility”), of which $11.5 million was drawn on the 2023 Closing Date. In addition, the 2023 Credit Agreement provides that the Company may increase the aggregate principal amount of the 2023 Credit Facility by an additional amount equal to $100.0 million plus the amount that would result in the Company’s first lien net leverage ratio (as such term is used in the 2023 Credit Agreement) not exceeding 2.25 to 1.0, subject to the Company satisfying certain conditions.

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

As of June 30, 2023, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 7.95%.

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

The Company incurred debt issuance costs of $1.8 million associated with the 2023 Credit Facility. Debt outstanding under the 2023 Credit Facility is presented net of issuance costs on the Company's condensed consolidated balance sheets. The debt issuance costs are amortized on an effective interest basis over the term of the 2023 Credit Facility, and are included in interest expense in the Company's condensed consolidated statements of operations.

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

The carrying amount of the Term Loan A Facility as of June 30, 2023 approximated its fair value and was $197.5 million, net of $1.2 million of unamortized debt issuance costs and original issue discount.

As of June 30, 2023, the Company believes that it is in compliance with all covenants in the 2023 Credit Agreement.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. From time to time, the Company has had, and may have, bank deposits in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. As of June 30, 2023, the majority of all U.S. deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all of the bank deposits held in banks outside of the United States are not insured.

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

Aggregate receivables from the largest five advertisers represented 6% and 2% of total trade receivables as of June 30, 2023 and December 31, 2022, respectively. No single advertiser represents more than 5% of the total trade receivables.

Revenue from the largest advertiser represented 13% and 16% of total revenue for the three-month periods ended June 30, 2023 and 2022, respectively, and 13% and 16% of total revenue for the six-month periods ended June 30, 2023 and 2022, respectively. This advertiser pays on a frequent basis and management does not believe this concentration of credit represents a significant risk to the Company. No other advertiser represented more than 5% of the total revenue.

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense that aggregated $0.7 million and $0.9 million for the three-month periods ended June 30, 2023 and 2022, respectively, and $1.7 million and $1.0 million for the six-month periods ended June 30, 2023 and 2022, respectively. The net charge off of bad debts aggregated $0.1 million and $0.3 million for the three-month periods ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.4 million for the six-month periods ended June 30, 2023 and 2022, respectively.

Dependence on Global Media Companies

The Company is dependent on the continued commercial agreements with, as well as the financial and business strength of, the global media companies for which the Company acts as a commercial partner in the digital segment, as well as the companies from which it obtains programming in the television and audio segments. The Company could be at risk should any of these entities fails to perform its respective obligations to the Company or terminates its relationship with the Company. This in turn could materially adversely affect the Company’s business, results of operations and financial condition.

Revenue related to a single global media company for which the Company acts as a commercial partner represented 53% and 52% of the Company's total revenue for the three-month periods ended June 30, 2023 and 2022, respectively, and 52% of the Company's total revenue for each of the six-month periods ended June 30, 2023 and 2022. The Company expects that this dependence will continue. Based on communications with this media company, the Company will receive a lower rate of payment on the Company's sales made on behalf of this media company beginning in the second half of 2023, resulting in lower margins.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the condensed consolidated balance sheets (in millions):

	June 30, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$1.3	$1.3	$—	$—
Corporate bonds and notes	$25.9	—	$25.9	—
Asset-backed securities	$0.6	—	$0.6	—
U.S. Government securities	$0.4	—	$0.4	—

Liabilities:
Contingent consideration	$31.0	$—	—	$31.0

	December 31, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$1.4	$1.4	$—	$—
Corporate bonds and notes	$44.5	—	$44.5	—

Liabilities:
Contingent consideration	$63.8	$—	—	$63.8

Nonrecurring fair value measurements:
FCC licenses	$24.5	—	—	$24.5	$(1.6)

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

As of June 30, 2023, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities (in thousands):

	Corporate Bonds and Notes		Asset-Backed Securities		U.S. Government securities
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$11,532	$(142)	$-	$-	$369	$(1)
Due after one year	14,927	(385)	585	(4)	-	-
Total	$26,459	$(527)	$585	$(4)	$369	$(1)

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of June 30, 2023 and December 31, 2022, the Company determined that a credit loss allowance is not required.

Included in interest income for the three-month periods ended June 30, 2023 and 2022 was interest income related to the Company’s available for sale securities of $0.3 million and $0.7 million, respectively. Included in interest income for the six-month periods ended June 30, 2023 and 2022 was interest income related to the Company’s available for sale securities of $0.8 million and $1.1 million, respectively.

The fair value of the contingent consideration is related to the acquisitions of:

•
the remaining 49% of the issued and outstanding shares of stock of a digital advertising solutions company that, together with its subsidiaries, does business under the name Cisneros Interactive ("Cisneros Interactive").

As of December 31, 2022, the contingent liability was adjusted to its fair value of $41.4 million, of which $30.0 million was a current liability and $11.4 million was a noncurrent liability. As of June 30, 2023 the contingent liability was adjusted to its current fair value of $8.0 million, of which $7.1 million is a current liability and $0.9 million is a noncurrent liability. The change in the fair value of the contingent liability during the three-month periods ended June 30, 2023 and 2022, of $0.6 million expense and $0.5 million expense, respectively, is reflected in the Consolidated Statements of Operations. The change in the fair value of the contingent liability during the six-month periods ended June 30, 2023 and 2022, of $5.9 million income and $1.0 million expense, respectively, is reflected in the Consolidated Statements of Operations.

•
100% of the issued and outstanding shares of stock of a digital advertising solutions company in Southeast Asia that, together with its subsidiaries, does business under the name MediaDonuts ("MediaDonuts").

As of December 31, 2022, the contingent liability was adjusted to its fair value of $22.2 million, of which $6.5 million was a current liability and $15.7 million was a noncurrent liability. As of June 30, 2023 the contingent liability was adjusted to its current fair value of $20.9 million, of which $11.0 million is a current liability and $9.9 million is a noncurrent liability. The change in the fair value of the contingent liability during the three-month periods ended June 30, 2023 and 2022, of $0.5 million expense and $1.7 million expense, respectively, is reflected in the Consolidated Statements of Operations. The change in the fair value of the contingent liability during the six-month periods ended June 30, 2023 and 2022, of $2.2 million expense and $3.3 million expense, respectively, is reflected in the Consolidated Statements of Operations.

•
100% of the issued and outstanding shares of stock of a digital advertising solutions company headquartered in South Africa, that, together with its subsidiaries, does business under the name 365 Digital ("365 Digital").

As of December 31, 2022, the contingent liability was adjusted to its fair value of $0.2 million, all of which was a noncurrent liability. As of June 30, 2023 the contingent liability fair value was $0.2 million, of which $0.1 million is a current liability and $0.1 million is a noncurrent liability. The change in the fair value of the contingent liability during the three-month periods ended June 30, 2023 and 2022, of de minimis expense and $1.2 million income, respectively, is reflected in the Consolidated Statements of Operations. The change in the fair value of the contingent liability during the six-month periods ended June 30, 2023 and 2022, of $0.7 million expense and $1.8 million expense, respectively, is reflected in the Consolidated Statements of Operations.

•
the remaining 85% of the issued and outstanding shares of stock of a digital marketing services company that, together with its subsidiaries, does business under the name Jack of Digital ("Jack of Digital").

As of June 30, 2023, the contingent liability fair value was $0.3 million, all of which is a noncurrent liability.

•
100% of the issued and outstanding shares of stock of a global mobile app marketing solutions company that, together with its subsidiaries, does business under the name BCNMonetize ("BCNMonetize").

As of June 30, 2023, the contingent liability fair value was $1.6 million, of which $1.0 million is a current liability and $0.6 million is a noncurrent liability.

The fair value of the contingent consideration was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. The following table presents the changes in the contingent consideration (in millions):

	Six-Month Period
	Ended June 30,
	2023	2022
Beginning balance	$63.8	$114.9
Additions from acquisitions	1.8	-
Payments to sellers	(31.7)	(43.6)
(Gain) loss recognized in earnings	(2.9)	6.1
Ending balance	$31.0	$77.4

As of June 30, 2023 the contingent liability fair value was included in the Condensed Consolidated Balance Sheets in the amount of $19.1 million as a current liability within Accounts payable and accrued expenses, and $11.9 million as a noncurrent liability within Other long-term liabilities.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2022	$(1,345)	$(165)	$(1,510)
Other comprehensive income (loss)	16	138	154
Income tax (expense) benefit	-	(35)	(35)
Amounts reclassified from AOCI	-	31	31
Income tax (expense) benefit	-	(8)	(8)
Other comprehensive income (loss), net of tax	16	126	142
Accumulated other comprehensive income (loss) as of March 31, 2023	(1,329)	(39)	(1,368)
Other comprehensive income (loss)	(71)	106	35
Income tax (expense) benefit	-	(27)	(27)
Amounts reclassified from AOCI	-	29	29
Income tax (expense) benefit	-	(7)	(7)
Other comprehensive income (loss), net of tax	(71)	101	30
Accumulated other comprehensive income (loss) as of June 30, 2023	(1,400)	62	(1,338)

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

Based on data reported by the International Monetary Fund, Argentina has been identified as a country with a highly inflationary economy. According to GAAP, a registrant should apply highly inflationary accounting in the first reporting period after such determination. Therefore, the Company transitioned the accounting for its Argentine operations to highly inflationary status as of July 1, 2018 and, commencing that date, changed the functional currency from the Argentine peso to the U.S. dollar.

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

The Company may change its original assessment of a VIE upon subsequent events such as the acquisition of a majority of the equity of a previously existing VIE, the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. See Note 7 for more details.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Digital advertising	$229,896	$174,378	$426,378	$328,089
Broadcast advertising	30,983	35,347	60,610	66,804
Spectrum usage rights	2,078	1,674	4,224	3,209
Retransmission consent	9,324	9,038	18,947	18,233
Other	1,100	1,258	2,228	2,532
Total revenue	$273,381	$221,695	$512,387	$418,867

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

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Local direct	$5,480	$6,009	$10,788	$11,430
Local agency	13,687	13,017	26,559	25,570
National agency	11,816	16,321	23,263	29,804
Total revenue	$30,983	$35,347	$60,610	$66,804

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
U.S.	$51,946	$59,069	$98,916	$111,340
Latin America	154,231	127,669	286,149	242,838
Asia	29,502	18,895	53,565	36,074
EMEA	37,702	16,062	73,757	28,615
Total revenue	$273,381	$221,695	$512,387	$418,867

Deferred Revenue

The Company records deferred revenues within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, when cash payments are received or due in advance of its performance, including amounts which are refundable. The change in the deferred revenue balance for the six-month period ended June 30, 2023 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2022.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is typically 30 days. For certain individual customers and customer types, the Company generally requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2022	Increase	Decrease *	June 30, 2023
Deferred revenue	$7,175	7,080	(7,175)	$7,080

* The amount reflects revenue that was deferred as of December 31, 2022 and has been recorded as revenue in the six-month period ended June 30, 2023.

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

Generally, lease terms include options to renew or extend the lease. Unless the renewal option is considered reasonably certain, the exercise of any such options have been excluded from the calculation of lease liabilities. In addition, as permitted within the guidance, ROU assets and lease liabilities are not recorded for leases within an initial term of one year or less. The Company’s existing leases have remaining terms of less than one year up to 27 years. Certain of the Company’s lease agreements include rental payments based on changes in the consumer price index (“CPI”). Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and recognized in the period in which the related obligation was incurred. Lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Certain real estate leases include additional costs such as common area maintenance (non-lease component), as well as property insurance and property taxes. These costs were excluded from future minimum lease payments as they are variable payments. As such, these costs were not part of the calculation of ROU assets and lease liabilities associated with operating leases upon transition.

The Company’s corporate headquarters are located in Santa Monica, California. The Company leased approximately 16,000 square feet of space in the building housing its corporate headquarters under a lease that was most recently amended as of June 7, 2022. The lease, as amended, provided that the Company would relocate and expand its corporate headquarters within the same building to a space consisting of approximately 38,000 square feet, at which point the term of the lease will be extended until January 31, 2034. The Company moved into temporary premises in December 2022, and completed its relocation into the permanent premises during the second quarter of 2023.

The Company also leased approximately 41,000 square feet of space in the building housing its radio network headquarters in Los Angeles, California. In 2021, the Company amended the lease to terminate it in September 2022 and paid a termination fee of $0.4 million in 2022. The Company leased this space on a month-to-month basis until June 2023, and then relocated all of its personnel into its new, permanent premises in Santa Monica.

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

The following table summarizes the expected future payments related to operating lease liabilities as of June 30, 2023:

(in thousands)
Remainder of 2023	$4,387
2024	9,944
2025	9,359
2026	7,730
2027	6,046
2028 and thereafter	33,847
Total minimum payments	$71,313
Less amounts representing interest	(17,654)
Less amounts representing tenant improvement allowance	(399)
Present value of minimum lease payments	53,260
Less current operating lease liabilities	(6,397)
Long-term operating lease liabilities	$46,863

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of June 30, 2023 were 8.8 years and 6.2%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of June 30, 2022 were 9.1 years and 6.3%, respectively.

The following table summarizes operating lease payments and supplemental non-cash disclosures:

	Six-Month Period Ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$4,107	$5,146
Non-cash additions to operating lease assets	$4,657	$2,998

The following table summarizes the components of operating lease expense:

	Three-Month Period	Three-Month Period	Six-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$2,471	$2,208	$4,948	$4,373
Variable lease cost	391	274	583	592
Short-term lease cost	1,196	591	2,621	1,006
Total lease cost	$4,058	$3,073	$8,152	$5,971

For the three-month period ended June 30, 2023, lease cost of $1.5 million, $2.3 million and $0.3 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the six-month period ended June 30, 2023, lease cost of $2.9 million, $4.6 million and $0.7 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

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

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of June 30, 2023, based upon the type of advertising medium, which segments are digital, television and audio. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

Digital

The Company's digital segment, whose operations are located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers principally in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies.

The Company provides digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four business units:

•
the Company's digital commercial partnerships business;
•
Smadex, the Company's programmatic ad purchasing platform;
•
the Company's mobile growth solutions business; and
•
the Company's digital audio business.

Through the Company's digital commercial partnerships business – the largest of its digital business units – the Company acts as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies represented by the Company include Meta (formerly known as Facebook Inc.), Spotify, ByteDance and X (formerly known as Twitter, Inc.), as well as other media companies throughout the world. The Company's dedicated local sales teams sell advertising space on these and other media companies' digital platforms to its advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. The Company also provides some of its advertising customers billing, technological and other support, including strategic marketing and training, which it refers to as managed services.

Smadex is the Company's programmatic ad purchasing platform, on which advertisers can purchase ad inventory. This business – the purchase and sale of advertising inventory electronically – is referred to in the Company's industry as programmatic advertising. Smadex is also a “demand-side" platform, which allows advertisers to purchase space from online marketplaces on which media companies list their advertising inventory. Most advertisements acquired through Smadex are placed on mobile devices, but they may also be placed on computers and other Internet-connected devices. The Company also provides managed services to some of its advertising customers in connection with their use of its Smadex platform.

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

Television

The Company's television operations reach and engage primarily U.S. Hispanics in the United States. The Company owns and/or operates 49 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company generates revenue from advertising, retransmission consent agreements and the monetization of spectrum usage rights in these markets.

Audio

The Company's audio operations reach and engage primarily U.S. Hispanics in the United States. The Company owns and operates 45 radio stations (37 FM and 8 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. The Company also sells advertisements and syndicates radio programming to more than 100 markets across the United States.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, foreign currency (gain) loss and other operating (gain) loss. The Company generated 81% and 73% of its revenue outside the United States during the three-month periods ended June 30, 2023 and 2022, respectively. The Company generated 81% and 73% of its revenue outside the United States during the six-month periods ended June 30, 2023 and 2022, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Net revenue
Digital	$229,896	$174,378	32%	$426,378	$328,089	30%
Television	29,943	32,373	(8)%	60,255	63,240	(5)%
Audio	13,542	14,944	(9)%	25,754	27,538	(6)%
Consolidated	273,381	221,695	23%	512,387	418,867	22%

Cost of revenue - digital	195,836	144,965	35%	363,592	274,856	32%

Direct operating expenses
Digital	10,283	7,843	31%	18,293	14,976	22%
Television	15,024	14,488	4%	29,783	28,771	4%
Audio	7,758	7,265	7%	14,851	13,672	9%
Consolidated	33,065	29,596	12%	62,927	57,419	10%

Selling, general and administrative expenses
Digital	14,760	9,419	57%	28,289	17,521	61%
Television	4,844	5,238	(8)%	10,184	10,195	(0)%
Audio	3,961	3,118	27%	7,860	6,098	29%
Consolidated	23,565	17,775	33%	46,333	33,814	37%

Depreciation and amortization
Digital	3,729	2,644	41%	7,360	5,321	38%
Television	2,551	2,808	(9)%	5,209	5,701	(9)%
Audio	229	811	(72)%	411	1,636	(75)%
Consolidated	6,509	6,263	4%	12,980	12,658	3%

Segment operating profit (loss)
Digital	5,288	9,507	(44)%	8,844	15,415	(43)%
Television	7,524	9,839	(24)%	15,079	18,573	(19)%
Audio	1,594	3,750	(57)%	2,632	6,132	(57)%
Consolidated	14,406	23,096	(38)%	26,555	40,120	(34)%

Corporate expenses	12,042	8,520	41%	22,544	17,244	31%
Change in fair value of contingent consideration	1,123	976	15%	(2,942)	6,076	*
Foreign currency (gain) loss	697	993	(30)%	(259)	146	*
Other operating (gain) loss	-	(834)	(100)%	-	(953)	(100)%
Operating income (loss)	544	13,441	(96)%	7,212	17,607	(59)%

Interest expense	$(4,306)	$(2,334)	84%	$(8,334)	$(4,170)	100%
Interest income	1,037	722	44%	1,897	1,128	68%
Dividend income	14	11	27%	32	14	129%
Realized gain (loss) on marketable securities	(29)	-	*	(61)	-	*
Gain (loss) on debt extinguishment	-	-	*	(1,556)	-	*
Income (loss) before income taxes	(2,740)	11,840	(123)%	(810)	14,579	(106)%

Capital expenditures
Digital	$1,370	$1,092		$2,481	$1,861
Television	2,555	676		6,875	1,136
Audio	2,371	123		5,490	411
Consolidated	$6,296	$1,891		$14,846	$3,408

	June 30,	December 31,
Total assets	2023	2022
Digital	399,474	408,027
Television	356,282	363,904
Audio	109,400	108,910
Consolidated	$865,156	$880,841

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

7. ACQUISITIONS

Adsmurai

On August 5, 2022, the Company made a loan (the "Adsmurai Loan") in the principal amount of €12,535,000 ($12.8 million as of that date) to an entity affiliated with owners of a majority interest in Adsmurai, S.L. (“Adsmurai”), a company engaged in the sale and marketing of digital advertising. The loan had a two-year term, an interest rate of 5% annually, and could be converted into 51% of the issued and outstanding shares of stock of Adsmurai at the Company’s sole discretion. If the Company elected not to convert the loan, the borrower had the option to repay the loan at maturity either in cash or with 51% of the issued and outstanding shares of stock of Adsmurai.

As of that date, the Company determined for accounting purposes that (i) Adsmurai was a VIE because the equity investors at risk, as a group, lacked the characteristics of a controlling financial interest; and (ii) the Company was the primary beneficiary because the conversion right gave it the power to direct the activities of the entity that most significantly impacted the entity’s economic performance.

The Company determined that Adsmurai was a business and accounted for its consolidation under the provisions of ASC 805, “Business Combinations”, and included Adsmurai's results of operations since the date of the loan in the Company's Consolidated Statements of Operations. The Company is in the process of completing the purchase price allocation for Adsmurai. The following is a summary of the preliminary purchase price allocation (in millions):

Cash	$7.4
Accounts receivable	11.9
Other assets	0.7
Fixed assets	2.8
Intangible assets subject to amortization	8.2
Goodwill	13.3
Current liabilities	(14.4)
Deferred tax	(2.0)
Debt	(2.8)
Noncontrolling interest	(12.3)
Convertible loan	(12.8)

Intangible assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Advertiser relationships	$4.7	7.0
Existing technology	2.4	5.0
Trade name	1.1	5.0

The fair value of the trade receivables is $11.9 million. The gross amount due under contract is $12.3 million, of which $0.4 million is expected to be uncollectable.

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

The Company acquired 51% of the issued and outstanding shares of stock of Adsmurai by means of conversion of the Adsmurai Loan, for total purchase consideration of €13.0 million ($14.2 million as of April 3, 2023), including interest. The Adsmurai Acquisition Agreement also contains representations, warranties, covenants and indemnities of the parties thereto. As of that date, the Company determined that Adsmurai was no longer a VIE.

In connection with the Adsmurai Acquisition, the Company made a loan to entities affiliated with owners of the remaining 49% interest in Adsmurai in the principal amount of €7,355,500 ($8.1 million as of April 3, 2023) plus an additional amount of €4,993,344 ($5.6 million) to be paid in the third quarter based on Adsmurai’s EBITDA for calendar year 2022 (the “New Adsmurai Loan”). The New Adsmurai Loan has a seven-year term, bears interest at a rate of 5% annually and can be repaid upon the exercise of the option rights set forth in the Adsmurai Options Agreement (defined below). The loan receivable is recorded within Other assets in the Condensed Consolidated Balance Sheets.

In connection with the Adsmurai Acquisition, the Company and the Adsmurai Sellers also entered into an Options Agreement (the “Adsmurai Options Agreement”). Subject to the terms of the Adsmurai Options Agreement, for a purchase price based on a predetermined multiple of Adsmurai’s EBITDA in the trailing four fiscal quarters, plus amounts outstanding under the Adsmurai Loan:

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

As a result of the put and call option redemption feature, and because the redemption is not solely within the control of the Company, the noncontrolling interest is considered redeemable, and is classified in temporary equity within the Company’s Condensed Consolidated Balance Sheets initially at its acquisition date fair value. The noncontrolling interest is adjusted each reporting period for income (or loss) attributable to the noncontrolling interest as well as any applicable distributions made. In addition, because the noncontrolling interest is not currently redeemable, but is probable that it will become redeemable, the Company is required to adjust the amount presented in temporary equity to its redemption value at end of each reporting period. The Company has elected the immediate method to recognize changes in the redemption value as they occur and adjust the carrying amount of the redeemable noncontrolling interest to equal the redemption value at the end of each reporting period. The fair value of the redeemable noncontrolling interest, which includes the Adsmurai Options Agreement, recognized on the acquisition date was $47.3 million. The fair value was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate.

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

In thousands, except share and per share data	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Pro Forma:
Total revenue	$273,381	$236,680	$512,387	$443,275
Net income (loss) attributable to common stockholders	$(1,989)	$8,955	$(97)	$10,852

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$(0.02)	$0.11	$(0.00)	$0.13
Net income (loss) per share, attributable to common stockholders, diluted	$(0.02)	$0.10	$(0.00)	$0.12

Weighted average common shares outstanding, basic	87,787,772	84,959,130	87,706,282	85,735,916
Weighted average common shares outstanding, diluted	87,787,772	86,985,817	89,807,095	87,803,178

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Beginning balance	$-	$-	$-	$-
Transfer of noncontrolling interest to redeemable noncontrolling interest	9,625	-	9,625	-
Acquisition of redeemable noncontrolling interest	37,675	-	37,675	-
Net income attributable to redeemable noncontrolling interest	(12)	-	(12)	-
Ending balance	$47,288	$-	$47,288	$-

Jack of Digital

On August 3, 2022, the Company made an investment of $0.1 million in exchange for 15% of the issued and outstanding stock of Jack of Digital, a digital marketing services company that serves as the exclusive advertising sales partner of ByteDance in Pakistan.

As of that date, the Company determined for accounting purposes that (i) Jack of Digital was a VIE because the equity investors at risk, as a group, lacked the characteristics of a controlling financial interest; and (ii) the Company was the primary beneficiary because it had the power to direct the activities of the entity that most significantly impacted the entity’s economic performance.

On April 3, 2023, the Company acquired the remaining issued and outstanding stock of Jack of Digital for $1.1 million. Of that amount, the Company paid an initial installment payment of $0.5 million and the balance will be paid through December 2025. Additionally, the transaction includes a contingent earn-out payment based upon the achievement of an EBITDA target in calendar year 2026, calculated as a predetermined multiple of EBITDA for that year. The total purchase price for the acquisition, including the fair value of the contingent consideration, was $1.4 million. As of that date, the Company determined that Jack of Digital was no longer a VIE.

The following unaudited pro forma information has been prepared to give effect to the Company’s consolidation of Jack of Digital as if the transaction had occurred on January 1, 2022. This pro forma information was adjusted to exclude acquisition fees and costs of $0.2 million and $0.3 million for the three- and six-month periods ended June 30, 2022, respectively, which were expensed in connection with the transaction. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this transaction occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Pro Forma:
Total revenue	$273,381	$222,509	$512,387	$420,243
Net income (loss) attributable to common stockholders	$(1,989)	$8,760	$90	$10,745

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$(0.02)	$0.10	$0.00	$0.13
Net income (loss) per share, attributable to common stockholders, diluted	$(0.02)	$0.10	$0.00	$0.12

Weighted average common shares outstanding, basic	87,787,772	84,959,130	87,706,282	85,735,916
Weighted average common shares outstanding, diluted	87,787,772	86,985,817	89,807,095	87,803,178

The table below presents the reconciliation of changes in noncontrolling interests (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Beginning balance	$14,059	$-	$14,947	$-
Distributions to noncontrolling interest	(3,810)	-	(4,356)	-
Transfer of noncontrolling interest to redeemable noncontrolling interest	(9,625)		(9,625)
Acquisition of noncontrolling interest	(624)		(624)
Net income (loss) attributable to noncontrolling interest	-	-	(342)	-
Ending balance	$-	$-	$-	$-

BCNMonetize

On May 19, 2023, the Company acquired 100% of the issued and outstanding shares of stock of BCNMonetize, a global mobile app marketing solutions company headquartered in Barcelona. The acquisition, funded from the Company’s cash on hand, included an initial purchase price of $6.0 million in cash, which amount was adjusted at closing to $7.2 million due to customary purchase price adjustments for cash, indebtedness and estimated working capital. Additionally, the transaction includes contingent earn-out payments based upon the achievement of certain EBITDA targets in calendar years 2023 through 2026, calculated as a predetermined multiple of EBITDA for each of those years. The total purchase price for the acquisition, including the fair value of the contingent consideration, was $8.8 million.

The Company is in the process of completing the purchase price allocation for BCNMonetize. The following is a summary of the preliminary purchase price allocation (in millions):

Cash	$0.8
Accounts receivable	2.8
Other assets	0.7
Intangible assets subject to amortization	4.2
Goodwill	3.5
Current liabilities	(2.1)
Deferred tax	(1.1)

Intangible assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Publisher relationships	$2.2	3.0
Advertiser relationships	1.5	1.0
Trade name	0.3	1.0
Non-Compete agreements	0.2	1.5

The fair value of the assets acquired includes trade receivables of $2.8 million. The gross amount due under contract was $2.9 million, of which $0.1 million was expected to be uncollectable.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s digital segment and is attributable to BCNMonetize's workforce and expected synergies from combining BCNMonetize's operations with the Company's operations.

As noted above, the acquisition of BCNMonetize includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to the selling stockholders of BCNMonetize, based on a pre-determined multiple of BCNMonetize's 12-month EBITDA in calendar years 2023 through 2026. The fair value of the contingent consideration recognized on the acquisition date of $1.6 million was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 8.2% to 8.4% over the three-year period. These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

During the three-and six-month periods ended June 30, 2023, BCNMonetize generated net revenue $0.8 million. During the three-and six-month periods ended June 30, 2023, BCNMonetize generated de minimis net income.

The following unaudited pro forma information has been prepared to give effect to the Company’s acquisition of BCNMonetize as if the acquisition had occurred on January 1, 2022. This pro forma information was adjusted to exclude acquisition fees and costs of $0.2 million for the six-month period ended June 30, 2023, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Pro Forma:
Total revenue	$276,058	$225,823	$518,400	$426,992
Net income (loss) attributable to common stockholders	$(1,380)	$9,563	$1,593	$12,854

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$(0.02)	$0.11	$0.02	$0.15

Weighted average common shares outstanding, basic	87,787,772	84,959,130	87,706,282	85,735,916
Weighted average common shares outstanding, diluted	87,787,772	86,985,817	89,807,095	87,803,178

The changes in the carrying amount of goodwill for each of the Company’s operating segments for the six-month period ended June 30, 2023 are as follows (in thousands):

	December 31,	Purchase Price	Additions From	June 30,
(in thousands)	2022	Adjustments	Acquisitions	2023
Digital	$46,442	$235	$3,480	$50,157
Television	40,549	-	-	40,549
Consolidated	$86,991	$235	$3,480	$90,706

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

Our digital segment, whose operations are primarily located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. Our television and audio operations reach and engage primarily U.S. Hispanics in the United States.

Our net revenue for the three-month period ended June 30, 2023 was $273.4 million. Of that amount, revenue attributed to our digital segment accounted for 84%, revenue attributed to our television segment accounted for 11% and revenue attributed to our audio segment accounted for 5%. Our digital segment now accounts for the majority of our revenues and we expect this to continue in future periods.

We provide digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four business units:

•
our digital commercial partnerships business;
•
Smadex, our programmatic ad purchasing platform;
•
our mobile growth solutions business; and
•
our digital audio business.

Through our digital commercial partnerships business – the largest of our digital business units – we act as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies we represent include Meta Platforms, or Meta (formerly known as Facebook Inc.), X Corp., or X (formerly known as Twitter, Inc.), ByteDance Ltd., or ByteDance, which owns the TikTok platform, and Spotify AB, or Spotify, as well as other media companies, in 40 countries throughout the world. Our dedicated local sales teams sell advertising space on these media companies' digital platforms to our advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. We also provide some of these customers billing, technological and other support services, including strategic marketing and training, which we refer to as managed services.

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

We have a diversified media portfolio that targets primarily Hispanic audiences. We own and/or operate 49 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. Our television operations comprise the largest affiliate group of both the top-ranked primary Univision television network of TelevisaUnivision Inc., or TelevisaUnivision, and TelevisaUnivision’s UniMás network. We own and operate 45 radio stations in 14 U.S. markets. Our radio stations consist of 37 FM and 8 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also sell advertisements and syndicate radio programming to more than 100 markets across the United States.

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

Highlights

During the second quarter of 2023, our consolidated revenue increased to $273.4 million from $221.7 million in the prior year period, primarily due to an increase in revenue in our digital segment, partially offset by a decrease in revenue in our television and audio segments.

Net revenue in our digital segment increased to $229.9 million for the three-month period ended June 30, 2023 from $174.4 million for the three-month period ended June 30, 2022. This increase of $55.5 million, or 32%, in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not contribute to our financial results in our digital segment in the comparable period.

Net revenue in our television segment decreased to $29.9 million for the three-month period ended June 30, 2023 from $32.4 million for the three-month period ended June 30, 2022. This decrease of $2.5 million, or 8%, in net revenue was primarily due to decreases in political advertising revenue and national advertising revenue, partially offset by increases in local advertising revenue, spectrum usage rights revenue and retransmission consent revenue.

Net revenue in our audio segment decreased to $13.5 million for the three-month period ended June 30, 2023 from $14.9 million for the three-month period ended June 30, 2022. This decrease of $1.4 million, or 9%, in net revenue was primarily due to a decrease in political advertising revenue, and decreases in local and national advertising revenue.

The Impact of the COVID-19 Pandemic on our Business

This section of this report should be read in conjunction with the rest of this item, “Forward-Looking Statements” and Notes to Consolidated Financial Statements appearing herein, for a more complete understanding of the impact of the COVID-19 pandemic on our business.

The COVID-19 pandemic did not have a material effect on our business, from either an operational or financial perspective, during the three- and six-month periods ended June 30, 2023. Subject to the extent and duration of possible resurgences of the pandemic from time to time and the continuing uncertain economic environment that has resulted, in part, from the pandemic, we anticipate that the pandemic will continue to have little or no material effect on our business, from either an operational or financial perspective, in future periods. Nonetheless, we cannot give any assurance whether a resurgence of the pandemic in any location where our operations have employees or where we operate would not adversely affect our operations and/or results of operations.

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

Under the network affiliation agreement, TelevisaUnivision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2023 and 2022, the amount we paid TelevisaUnivision in this capacity was $1.5 million and $1.8 million, respectively. During the six-month periods ended June 30, 2023 and 2022, the amount we paid TelevisaUnivision in this capacity was $3.0 million and $3.3 million, respectively These amounts were included in Direct Operating Expenses in our Condensed Consolidated Statements of Operations.

We also generate revenue under a marketing and sales agreement with TelevisaUnivision, which give us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver.

Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During the three-month periods ended June 30, 2023 and 2022, retransmission consent revenue accounted for $9.3 million and $9.0 million, respectively, of which $6.5 million and $6.2 million, respectively, relate to the TelevisaUnivision proxy agreement. During the six-month periods ended June 30, 2023 and 2022, retransmission consent revenue accounted for $18.9 million and $18.2 million, respectively, of which $13.1 million and $12.5 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Three- and Six-Month Periods Ended June 30, 2023 and 2022

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2023 and 2022 (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Statements of Operations Data:
Net Revenue	$273,381	$221,695	23%	$512,387	$418,867	22%

Cost of revenue - digital	195,836	144,965	35%	363,592	274,856	32%
Direct operating expenses	33,065	29,596	12%	62,927	57,419	10%
Selling, general and administrative expenses	23,565	17,775	33%	46,333	33,814	37%
Corporate expenses	12,042	8,520	41%	22,544	17,244	31%
Depreciation and amortization	6,509	6,263	4%	12,980	12,658	3%
Change in fair value of contingent consideration	1,123	976	15%	(2,942)	6,076	*
Foreign currency (gain) loss	697	993	(30)%	(259)	146	*
Other operating (gain) loss	-	(834)	(100)%	-	(953)	(100)%
	272,837	208,254	31%	505,175	401,260	26%
Operating income (loss)	544	13,441	(96)%	7,212	17,607	(59)%
Interest expense	(4,306)	(2,334)	84%	(8,334)	(4,170)	100%
Interest income	1,037	722	44%	1,897	1,128	68%
Dividend income	14	11	27%	32	14	129%
Realized gain (loss) on marketable securities	(29)	-	*	(61)	-	*
Loss on debt extinguishment	-	-	*	(1,556)	-	*
Income before income (loss) taxes	(2,740)	11,840	*	(810)	14,579	*
Income tax benefit (expense)	739	(3,373)	*	508	(4,225)	*
Net income (loss)	(2,001)	8,467	*	(302)	10,354	*
Net (income) loss attributable to redeemable noncontrolling interest	12	-	*	12	-	*
Net (income) loss attributable to noncontrolling interest	-	-	*	342	-	*
Net income (loss) attributable to common stockholders	$(1,989)	$8,467	*	$52	$10,354	(99)%

Other Data:
Capital expenditures	6,296	1,891		14,846	3,408
Consolidated EBITDA (1)				27,235	40,594
Net cash provided by operating activities				47,091	62,906
Net cash used in investing activities				(12,103)	(77,278)
Net cash used in financing activities				(46,092)	(60,765)

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

Because consolidated EBITDA is a measure governing several critical aspects of our 2023 Credit Facility, and since our ability to borrow under our Revolving Credit Facility is subject to compliance with a consolidated EBITDA financial covenant, we believe that it is important to disclose consolidated EBITDA to our investors. Our 2023 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $50.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our Revolving Credit Facility and our applicable margin for the interest rate calculation. Under our 2023 Credit Agreement, our maximum total leverage ratio may not exceed 3.25 to 1.00. In addition, our 2023 Credit Agreement contains interest coverage ratio financial covenant (calculated as set forth in the 2023 Credit Agreement), with a minimum permitted ratio of 3.00 to 1.00. As of June 30, 2023, we believe that we are in compliance with all covenants in the 2023 Credit Agreement.

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

Consolidated EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Six-Month Period
	Ended June 30,
	2023	2022
Consolidated EBITDA	$27,235	$40,594
EBITDA attributable to redeemable noncontrolling interest	417	—
EBITDA attributable to noncontrolling interest	230	—
Interest expense	(8,334)	(4,170)
Interest income	1,897	1,128
Dividend income	32	14
Realized gain (loss) on marketable securities	(61)	—
Income tax expense	508	(4,225)
Amortization of syndication contracts	(240)	(231)
Payments on syndication contracts	241	234
Non-cash stock-based compensation included in direct operating expenses	(4,581)	(1,897)
Non-cash stock-based compensation included in corporate expenses	(5,440)	(3,312)
Depreciation and amortization	(12,980)	(12,658)
Change in fair value of contingent consideration	2,942	(6,076)
Non-recurring cash severance charge	(612)	—
Other operating gain (loss)	—	953
Gain (loss) on debt extinguishment	(1,556)	—
Net (income) loss attributable to redeemable noncontrolling interest	12	—
Net (income) loss attributable to noncontrolling interest	342	—
Net income (loss) attributable to common stockholders	52	10,354

Depreciation and amortization	12,980	12,658
Deferred income taxes	(129)	(3,213)
Non-cash interest	179	711
Amortization of syndication contracts	240	231
Payments on syndication contracts	(241)	(234)
Non-cash stock-based compensation	10,021	5,209
Realized (gain) loss on marketable securities	61	—
(Gain) loss on debt extinguishment	1,556	—
(Gain) loss on disposal of property and equipment	18	(638)
Change in fair value of contingent consideration	(2,942)	6,076
Net income (loss) attributable to redeemable noncontrolling interest	(12)	—
Net income (loss) attributable to noncontrolling interest	(342)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	17,480	17,588
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	(3,297)	(1,252)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	11,467	15,416
Cash flows from operating activities	$47,091	$62,906

Consolidated Operations

Net Revenue. Net revenue increased to $273.4 million for the three-month period ended June 30, 2023 from $221.7 million for the three-month period ended June 30, 2022, an increase of $51.7 million, or 23%. Of the overall increase, $55.5 million was attributable to our digital segment and was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not contribute to our financial results in our digital segment in the comparable period. The overall increase was partially offset by a decrease of $2.5 million attributable to our television segment, primarily due to decreases in political advertising revenue and national advertising revenue, partially offset by increases in local advertising revenue, spectrum usage rights revenue and retransmission consent revenue. In addition, the overall increase was partially offset by a decrease of $1.4 million attributable to our audio segment, primarily due to a decrease in political advertising revenue, and decreases in local and national advertising revenue.

Net revenue increased to $512.4 million for the six-month period ended June 30, 2023 from $418.9 million for the six-month period ended June 30, 2022, an increase of $93.5 million, or 22%. Of the overall increase, $98.3 million was attributable to our digital segment and was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not contribute to our financial results in our digital segment in the comparable period. The overall increase was partially offset by a decrease of $2.9 million attributable to our television segment, primarily due to decreases in political advertising revenue and national advertising revenue, partially offset by increases in local advertising revenue, spectrum usage rights revenue and retransmission consent revenue. In addition, the overall increase was partially offset by a decrease of $1.7 million attributable to our audio segment, primarily due to a decrease in political advertising revenue, and decreases in local and national advertising revenue.

We believe that for the full year 2023, net revenue will increase, primarily as a result of growth in our digital segment and operating various acquisitions, which did not contribute, or partially contributed, to our financial results in our digital segment in 2022.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $195.8 million for the three-month period ended June 30, 2023 from $145.0 million for the three-month period ended June 30, 2022, an increase of $50.8 million, or 35%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not contribute to our financial results in our digital segment in the comparable period. As a percentage of digital net revenue, cost of revenue increased to 85% for the three-month period ended June 30, 2023 from 83% for the three-month period ended June 30, 2022.

Cost of revenue in our digital segment increased to $363.6 million for the six-month period ended June 30, 2023 from $274.9 million for the six-month period ended June 30, 2022, an increase of $88.7 million, or 32%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not contribute to our financial results in our digital segment in the comparable period. As a percentage of digital net revenue, cost of revenue increased to 85% for the six-month period ended June 30, 2023 from 84% for the six-month period ended June 30, 2022.

Direct Operating Expenses. Direct operating expenses increased to $33.1 million for the three-month period ended June 30, 2023 from $29.6 million for the three-month period ended June 30, 2022, an increase of $3.5 million, or 12%. Of the overall increase, $2.5 million was attributable to our digital segment, primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the timing of the 2023 annual restricted stock unit ("RSU") grant to certain employees, which was made in February 2023 compared to the 2022 annual grant, which was made in December 2022, and due to an increase in expenses associated with the increase in digital advertising revenue. In addition, of the overall increase, $0.5 million was attributable to our television segment, primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above. Additionally, of the overall increase, $0.5 million was attributable to our audio segment, primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and due to an increase in salaries. As a percentage of net revenue, direct operating expenses decreased to 12% for the three-month period ended June 30, 2023 from 13% for the three-month period ended June 30, 2022.

Direct operating expenses increased to $62.9 million for the six-month period ended June 30, 2023 from $57.4 million for the six-month period ended June 30, 2022, an increase of $5.5 million, or 10%. Of the overall increase, $3.3 million was attributable to our digital segment, primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and due to an increase in expenses associated with the increase in digital advertising revenue. In addition, of the overall increase, $1.0 million was attributable to our television segment, primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above. Additionally, of the overall increase, $1.2 million was attributable to our audio segment, primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and due to an increase in salaries. As a percentage of net revenue, direct operating expenses decreased to 12% for the six-month period ended June 30, 2023 from 14% for the six-month period ended June 30, 2022.

We believe that direct operating expenses will increase during 2023, primarily as a result of growth in our digital segment and due to an increase in non-cash stock-based compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $23.6 million for the three-month period ended June 30, 2023 from $17.8 million for the three-month period ended June 30, 2022, an increase of $5.8 million, or 33%. Of the overall increase, $5.4 million was attributable to our digital segment and was primarily due to an increase in salary expense, and due to various acquisitions, which did not contribute to our financial results in our digital segment in the comparable period. Additionally, of the overall increase, $0.9 million was attributable to our audio segment, primarily due to increased rent expense in the temporary office space until the move to our new permanent offices, which was completed in June 2023. The overall increase was partially offset by a decrease of $0.4 million in our television segment, primarily due to a decrease in bad debt expense. As a percentage of net revenue, selling, general and administrative expenses increased to 9% for the three-month period ended June 30, 2023 from 8% for the three-month period ended June 30, 2022.

Selling, general and administrative expenses increased to $46.3 million for the six-month period ended June 30, 2023 from $33.8 million for the six-month period ended June 30, 2022, an increase of $12.5 million, or 37%. Of the overall increase, $10.8 million was attributable to our digital segment and was primarily due to an increase in salary expense, and due to various acquisitions, which did not contribute to our financial results in our digital segment in the comparable period. Additionally, of the overall increase, $1.8 million was attributable to our audio segment, primarily due to increased rent expense in the temporary office space until the move to our new permanent offices, which was completed in June 2023. As a percentage of net revenue, selling, general and administrative expenses increased to 9% for the six-month period ended June 30, 2023 from 8% for the six-month period ended June 30, 2022.

We believe that selling, general and administrative expenses will increase during 2023, primarily as a result of growth in our digital segment and operating various acquisitions, which did not contribute, or partially contributed, to our financial results in our digital segment in 2022.

Corporate Expenses. Corporate expenses increased to $12.0 million for the three-month period ended June 30, 2023 from $8.5 million for the three-month period ended June 30, 2022, an increase of $3.5 million or 41%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and increases in professional service fees. As a percentage of net revenue, corporate expenses remained constant at 4% for each of the three-month periods ended June 30, 2023 and 2022.

Corporate expenses increased to $22.5 million for the six-month period ended June 30, 2023 from $17.2 million for the six-month period ended June 30, 2022, an increase of $5.3 million or 31%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and increases in professional service fees, audit fees and rent expense. As a percentage of net revenue, corporate expenses remained constant at 4% for each of the six-month periods ended June 30, 2023 and 2022.

We believe that corporate expenses will increase during 2023 compared to 2022, without taking into consideration the expense incurred in 2022 upon the passing of our late Chief Executive Officer, primarily as a result of an increase in non-cash stock-based compensation and an increase in professional service fees.

Depreciation and Amortization. Depreciation and amortization increased to $6.5 million for the three-month period ended June 30, 2023 compared to $6.3 million for the three-month period ended June 30, 2022, an increase of $0.2 million or 4%. The increase was primarily attributable to amortization of intangible assets from our various acquisitions.

Depreciation and amortization increased to $13.0 million for the six-month period ended June 30, 2023 compared to $12.7 million for the six-month period ended June 30, 2022, an increase of $0.3 million or 3%. The increase was primarily attributable to amortization of intangible assets from our various acquisitions.

Foreign currency (gain) loss. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result, a portion of our revenues is denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, Uruguayan peso, Euro, certain other Latin American currencies and various Asian and African currencies. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations of our digital business. We had a foreign currency loss of $0.7 million for the three-month period ended June 30, 2023 compared to a foreign currency loss of $1.0 million for the three-month period ended June 30, 2022. We had a foreign currency gain of $0.3 million for the six-month period ended June 30, 2023 compared to a foreign currency loss of $0.1 million for the six-month period ended June 30, 2022. Foreign currency gains and losses are primarily due to currency fluctuations that affect our digital segment operations located outside the United States. In our digital operations outside the United States, we typically pay our global media partners in U.S. dollars but bill certain of our customers in their local currency. Therefore, during times of a strengthening U.S. dollar relative to other currencies, we may incur a loss based on the difference in value between what we pay in U.S dollars and what we ultimately receive in a local currency, when expressed in U.S. dollars, and conversely, during times of a weakening U.S. dollar relative to other currencies we may have a gain.

Other operating gain. We did not have other operating gain for the three-month period ended June 30, 2023, compared to $0.8 million for the three-month period ended June 30, 2022. We did not have other operating gain for the six-month period ended June 30, 2023, compared to $1.0 million for the six-month period ended June 30, 2022.

Change in fair value of contingent consideration. As a result of changes in the fair value of contingent consideration related to our various acquisitions, we recognized an expense of $1.1 million and an expense of $1.0 million for the three-month periods ended June 30, 2023 and 2022, respectively. As a result of changes in the fair value of contingent consideration related to our various acquisitions, we recognized income of $2.9 million and an expense of $6.1 million for the six-month periods ended June 30, 2023 and 2022, respectively.

Operating income (loss). As a result of the above factors, operating income was $0.5 million for the three-month period ended June 30, 2023, compared to operating income of $13.4 million for the three-month period ended June 30, 2022.

As a result of the above factors, operating income was $7.2 million for the six-month period ended June 30, 2023, compared to operating income of $17.6 million for the six-month period ended June 30, 2022.

Interest Expense, net. Interest expense, net increased to $3.3 million for the three-month period ended June 30, 2023 from $1.6 million for the three-month period ended June 30, 2022. This increase was primarily due to a higher interest rate on our debt, partially offset by interest income on our available for sale securities.

Interest expense, net increased to $6.4 million for the six-month period ended June 30, 2023 from $3.0 million for the six-month period ended June 30, 2022. This increase was primarily due to a higher interest rate on our debt, partially offset by interest income on our available for sale securities.

We anticipate that interest expense will continue to increase in future periods as long as interest rates increase, since our borrowings under the 2023 Credit Facility bear interest at a variable rate.

Realized gain (loss) on marketable securities. For the three and six-month periods ended June 30, 2023 we recorded a de minimis amount of realized loss, related to our available for sale securities.

Loss on debt extinguishment. We recorded a loss on debt extinguishment of $1.6 million for the six-month period ended June 30, 2023 due to the refinancing of our 2017 Credit Facility with the 2023 Credit Facility.

Income Tax Benefit (Expense). Income tax benefit for the six-month period ended June 30, 2023 was $0.5 million, or 63% of our pre-tax loss. Income tax expense for the six-month period ended June 30, 2022 was $4.2 million, or 29% of our pre-tax income. The effective tax rate for the six-month period ended June 30, 2023 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non deductible executive compensation, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of certain of our digital operations and certain U.S. Foreign Tax Credit carryovers. As a result of historical losses from our digital operations primarily in Spain, Uruguay, Mexico and Argentina and certain U.S. Foreign Tax Credit carryovers, management has determined that it is more likely than not that deferred tax assets of $4.8 million at June 30, 2023 will not be realized and therefore we have established a valuation allowance in that amount on those assets.

Segment Operations

Digital

Net Revenue. Net revenue in our digital segment increased to $229.9 million for the three-month period ended June 30, 2023 from $174.4 million for the three-month period ended June 30, 2022. This increase of $55.5 million, or 32%, in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not contribute to our financial results in our digital segment in the comparable period.

Net revenue in our digital segment increased to $426.4 million for the six-month period ended June 30, 2023 from $328.1 million for the six-month period ended June 30, 2022. This increase of $98.3 million, or 30%, in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not contribute to our financial results in our digital segment in the comparable period.

Cost of revenue. Cost of revenue in our digital segment increased to $195.8 million for the three-month period ended June 30, 2023 from $145.0 million for the three-month period ended June 30, 2022, an increase of $50.8 million, or 35%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not contribute to our financial results in our digital segment in the comparable period.

Cost of revenue in our digital segment increased to $363.6 million for the six-month period ended June 30, 2023 from $274.9 million for the six-month period ended June 30, 2022, an increase of $88.7 million, or 32%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not contribute to our financial results in our digital segment in the comparable period.

We have previously noted a trend in our digital operations globally whereby revenue is shifting more to programmatic revenue. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this trend, we have been offering programmatic alternatives to advertisers, which continues to put pressure on margins. Among our programmatic solutions is our Smadex ad purchasing platform. Additionally, we are experiencing lower margins related to revenue generated from the primarily global media companies for which we act as commercial partner, as a result of relative negotiating strength and industry trends generally. We expect these trends will continue in future periods, likely further resulting in a more pronounced lower margin business in our digital segment. For example, based on communications with our largest commercial partner, we will receive a lower rate of payment on our sales made on behalf of this company beginning in the second half of 2023, resulting in further lower margins. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology, customer expectation and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Direct operating expenses. Direct operating expenses in our digital segment increased to $10.3 million for the three-month period ended June 30, 2023 from $7.8 million for the three-month period ended June 30, 2022, an increase of $2.5 million, or 31%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and due to an increase in expenses associated with the increase in digital advertising revenue.

Direct operating expenses in our digital segment increased to $18.3 million for the six-month period ended June 30, 2023 from $15.0 million for the six-month period ended June 30, 2022, an increase of $3.3 million, or 22%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and due to an increase in expenses associated with the increase in digital advertising revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $14.8 million for the three-month period ended June 30, 2023 from $9.4 million for the three-month period ended June 30, 2022, an increase of $5.4 million, or 57%. The increase was primarily due to an increase in salary expense, and due to various acquisitions, which did not contribute to our financial results in our digital segment in the comparable period.

Selling, general and administrative expenses in our digital segment increased to $28.3 million for the six-month period ended June 30, 2023 from $17.5 million for the six-month period ended June 30, 2022, an increase of $10.8 million, or 62%. The increase was primarily due to an increase in salary expense, and due to various acquisitions, which did not contribute to our financial results in our digital segment in the comparable period.

Television

Net Revenue. Net revenue in our television segment decreased to $29.9 million for the three-month period ended June 30, 2023 from $32.4 million for the three-month period ended June 30, 2022. This decrease of $2.5 million, or 8%, in net revenue was primarily due to decreases in political advertising revenue and national advertising revenue, partially offset by increases in local advertising revenue, spectrum usage rights revenue and retransmission consent revenue.

Net revenue in our television segment decreased to $60.3 million for the six-month period ended June 30, 2023 from $63.2 million for the six-month period ended June 30, 2022. This decrease of $2.9 million, or 5%, in net revenue was primarily due to decreases in political advertising revenue and national advertising revenue, partially offset by increases in local advertising revenue, spectrum usage rights revenue and retransmission consent revenue.

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

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.0 million for the three-month period ended June 30, 2023 from $14.5 million for the three-month period ended June 30, 2022, an increase of $0.5 million, or 4%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above.

Direct operating expenses in our television segment increased to $29.8 million for the six-month period ended June 30, 2023 from $28.8 million for the six-month period ended June 30, 2022, an increase of $1.0 million, or 4%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $4.8 million for the three-month period ended June 30, 2023 from $5.2 million for the three-month period ended June 30, 2022, a decrease of $0.4 million, or 8%. The decrease was primarily due to a decrease in bad debt expense.

Selling, general and administrative expenses in our television segment remained constant at $10.2 million for each of the six-month periods ended June 30, 2023 and 2022.

Audio

Net Revenue. Net revenue in our audio segment decreased to $13.5 million for the three-month period ended June 30, 2023 from $14.9 million for the three-month period ended June 30, 2022. This decrease of $1.4 million, or 9%, in net revenue was primarily due to a decrease in political advertising revenue, and decreases in local and national advertising revenue.

Net revenue in our audio segment decreased to $25.8 million for the six-month period ended June 30, 2023 from $27.5 million for the six-month period ended June 30, 2022. This decrease of $1.7 million, or 6%, in net revenue was primarily due to a decrease in political advertising revenue, and decreases in local and national advertising revenue.

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

Direct Operating Expenses. Direct operating expenses in our audio segment increased to $7.8 million for the three-month period ended June 30, 2023 from $7.3 million for the three-month period ended June 30, 2022, an increase of $0.5 million, or 7%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and due to an increase in salaries.

Direct operating expenses in our audio segment increased to $14.9 million for the six-month period ended June 30, 2023 from $13.7 million for the six-month period ended June 30, 2022, an increase of $1.2 million, or 9%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and due to an increase in salaries.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our audio segment increased to $4.0 million for the three-month period ended June 30, 2023 from $3.1 million for the three-month period ended June 30, 2022, an increase of $0.9 million, or 27%. The increase was primarily due to increased rent expense in the temporary office space until the move to our new permanent offices, which was completed in June 2023.

Selling, general and administrative expenses in our audio segment increased to $7.9 million for the six-month period ended June 30, 2023 from $6.1 million for the six-month period ended June 30, 2022, an increase of $1.8 million, or 29%. The increase was primarily due to increased rent expense in the temporary office space until the move to our new permanent offices, which was completed in June 2023.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income attributable to common stockholders of $18.1 million and $29.3 million for the years ended December 31, 2022 and 2021, respectively, and a net loss attributable to common stockholders of $3.9 million for the year ended December 31, 2020. We had positive cash flow from operations of $78.9 million, $65.3 million and $63.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. We had positive cash flow from operations of $47.1 million for the six-month period ended June 30, 2023. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $99.6 million, and available for sale marketable securities in the additional amount of $26.9 million, as of June 30, 2023.

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

As provided for in the 2023 Credit Agreement, our 2023 Credit Facility consists of (i) a $200.0 million senior secured Term A Facility, which was drawn in full on the 2023 Closing Date, and (ii) a $75.0 million Revolving Credit Facility (the “Revolving Credit Facility”), of which $11.5 million was drawn on the 2023 Closing Date. In addition, the 2023 Credit Agreement provides that we may increase the aggregate principal amount of our 2023 Credit Facility by an additional amount equal to $100.0 million plus the amount that would result in our first lien net leverage ratio (as such term is used in the 2023 Credit Agreement) not exceeding 2.25 to 1.0, subject to our satisfying certain conditions.

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

As of June 30, 2023, the interest rate on our Term A Facility and the drawn portion of the Revolving Credit Facility was 7.95%.

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

Consolidated EBITDA

Consolidated EBITDA decreased to $27.2 million for the six-month period ended June 30, 2023 compared to $40.6 million for the six-month period ended June 30, 2022. As a percentage of net revenue, consolidated EBITDA decreased to 5% for the six-month periods ended June 30, 2023 from 10% for the six-month periods ended June 30, 2022.

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

In the three- and six-month periods ended June 30, 2023, we did not repurchase any shares of our Class A common stock. As of June 30, 2023, we have repurchased a total of 1.8 million shares of our Class A common stock under the current share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of June 30, 2023.

Cash Flow

Net cash flow provided by operating activities was $47.1 million for the six-month period ended June 30, 2023, compared to net cash flow provided by operating activities of $62.9 million for the six-month period ended June 30, 2022. We had a net loss of $0.3 million for the six-month period ended June 30, 2023, which included non-cash items such as deferred income taxes of $0.1 million, depreciation and amortization expense of $13.0 million, change in fair value of contingent consideration of $2.9 million, non-cash stock-based compensation of $10.0 million, and loss on debt extinguishment of $1.6 million. We had net income of $10.4 million for the six-month period ended June 30, 2022, which included non-cash items such as deferred income taxes of $3.2 million, depreciation and amortization expense of $12.7 million, change in fair value of contingent consideration of $6.1 million, non-cash stock-based compensation of $5.2 million, and gain on disposal of property and equipment of $0.6 million. We expect to have positive cash flow from operating activities for the 2023 year.

Net cash flow used in investing activities was $12.1 million for the six-month period ended June 30, 2023, compared to net cash flow used in investing activities of $77.3 million for the six-month period ended June 30, 2022. During the six-month period ended June 30, 2023, we spent $10.2 million on purchases of marketable securities and $14.9 million in net capital expenditures, issued a loan receivable of $8.1 million, spent $6.9 million on purchase of businesses, and received $28.1 million from the sale of marketable securities. During the six-month period ended June 30, 2022, we spent $87.2 million on purchases of marketable securities, spent $3.2 million in net capital expenditures, received $10.5 million from sale of marketable securities, and received $2.7 million from sale of property and equipment and intangibles. We anticipate that our capital expenditures will be $19.5 million during the full year 2023. Of this amount, we expect that $3.9 million will be reimbursed in connection with our new office lease. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $46.1 million for the six-month period ended June 30, 2023, compared to net cash flow used in financing activities of $60.8 million for the six-month period ended June 30, 2022. During the six-month period ended June 30, 2023, we made debt payments of $213.2 million, dividend payments of $8.8 million, distributions to noncontrolling interest of $3.4 million, payments of contingent consideration of $31.7 million, payments of $1.8 million of debt issuance costs, and received $212.4 million proceeds from borrowings on debt and $0.6 million related to the issuance of common stock upon the exercise of stock options. During the six-month period ended June 30, 2022, we made payments of contingent consideration of $43.6 million, dividend payments of $4.3, debt payments of $1.5 million, payments for taxes related to shares withheld for share-based compensation plans of $0.3 million, spent $11.3 million for the repurchase of Class A common stock, and received $0.2 million related to the issuance of common stock upon the exercise of stock options.

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

Additionally, we are dependent upon one single global media company for the majority of our consolidated revenue, which amounted to 53% and 52% of our consolidated revenue for the three- and six-month periods ended June 30, 2023, respectively, and 52% our consolidated revenue for each of the three- and six-month periods ended June 30, 2022. We expect that this dependence will continue. The loss of all or a substantial part of this revenue would have a significant impact on our liquidity and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our 2023 Credit Facility.

Interest Rates

As of June 30, 2023, we had $210.3 million of variable rate bank debt outstanding under our 2023 Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio or (ii) the Base Rate (as defined in the 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the SOFR were to increase by a hypothetical 100 basis points, or one percentage point, from its June 30, 2023 level, our annual interest expense would increase and cash flow from operations would decrease by $2.1 million based on the outstanding balance of our term loan as of June 30, 2023.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, certain other Latin American currencies and various Asian currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2023 would not be material to our consolidated results of operations or overall financial condition. Our operating expenses are primarily denominated in U.S. dollars. In addition, certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, such as Spain, Latin American countries and other countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

Based on inflation data, the economy in Argentina has been classified as highly inflationary. As a result, we applied the guidance in ASC 830 by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates (see Note 2 to Notes to Condensed Consolidated Financial Statements).

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

In the three- and six-month periods ended June 30, 2023, we did not repurchase any shares of our Class A common stock. As of June 30, 2023, we have repurchased a total of 1.8 million shares of our Class A common stock under the current share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

3.1(1)	Third Amended and Restated Certificate of Incorporation

3.2(2)	Seventh Amended and Restated Bylaws

10.1(3)†	Employment Agreement, dated June 19, 2023, by and between the registrant and Michael Christenson

10.2(3)†	Entravision Communications Corporation 2023 Inducement Plan

10.3(3)†	Entravision Communications Corporation 2023 Inducement Plan, Restricted Stock Unit Award

10.4(3)†	Entravision Communications Corporation 2023 Inducement Plan, Performance Unit Award

10.5(3)†	Participation Agreement, effective June 19, 2023, by and between the Company and Michael Christenson

10.6(4)†	Executive Compensation Letter Agreement effective as of July 1, 2023 by and between the Company and Christopher Young

10.6(5)†	Executive Compensation Letter Agreement effective as of May 12, 2023 by and between the Company and Christopher Young

10.7(5)†	Participation Agreement effective as of May 12, 2023 by and between the Company and Christopher Young

10.8(5)†	Executive Compensation Letter Agreement effective as of May 12, 2023 by and between the Company and Jeffery Liberman

10.9(5)†	Participation Agreement effective as of May 14, 2023 by and between the Company and Jeffery Liberman

10.10(5)†	Executive Compensation Letter Agreement effective as of May 12, 2023 by and between the Company and Karl Meyer

10.11(5)†	Participation Agreement effective as of May 14, 2023 by and between the Company and Karl Meyer

10.12(5)†	Executive Cash Incentive Bonus Plan

10.13(5)†	Entravision Communications Corporation Executive Severance and Change in Control Plan

10.14*†	Non-Employee Director Compensation Policy

10.15*†	Consulting Agreement effective as of June 8, 2023 by and between the registrant and Patricia Diaz Dennis

10.16(6)

Cooperation Agreement, dated as of May 4, 2023, by and among Entravision Communications Corporation, Alexandra Seros, Estate of Walter F. Ulloa, Alexandra Seros, as Trustee of the Seros Ulloa Family Trust of 1996 and Thomas Strickler, as Trustee of The Walter F. Ulloa Irrevocable Trust of 1996

10.17*

Amendment and Restatement Agreement, dated as of March 30, 2023, by and among Entravision Communications Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders

10.18(7)	Share Purchase Agreement, effective as of April 3, 2023, by and among Entravision Communications Corporation and the selling stockholders parties thereto

10.19(7)	Options Agreement, effective as of April 3, 2023, between Entravision Communications Corporation and the selling stockholders thereof

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

† Management contract or compensatory plan, contract or arrangement.

(1) Incorporated by reference from our Registration Statement on Form S-8, No. 333-273077, filed with the SEC on June 30, 2023.

(2) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on April 26, 2023.

(3) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 20, 2023.

(4) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 30, 2023.

(5) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 17, 2023.

(6) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 5, 2023.

(7) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on April 7, 2023.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ Christopher T. Young
Christopher T. Young Chief Financial Officer and Treasurer

Date: August 4, 2023