Form 10-Q
period 2023-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2023-11-02
CIK 1109116

(

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

Yes ☐ No ☒

As of October 30, 2023, there were 78,644,012 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 0 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022	4
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022	5
	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022	6
	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022	7
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022	9
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	48
ITEM 4.	CONTROLS AND PROCEDURES	48
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	50
ITEM 1A.	RISK FACTORS	50
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES	50
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	50
ITEM 4.	MINE SAFETY DISCLOSURES	50
ITEM 5.	OTHER INFORMATION	50
ITEM 6.	EXHIBITS	51

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$110,624	$110,691
Marketable securities	18,063	44,528
Restricted cash	765	753
Trade receivables, (including related parties of $10,334 and $5,814) net of allowance for doubtful accounts of $7,346 and $6,572	211,175	224,713
Assets held for sale	1,223	-
Prepaid expenses and other current assets (including related parties of $274 and $274)	43,404	27,238
Total current assets	385,254	407,923
Property and equipment, net of accumulated depreciation of $199,275 and $194,448	67,750	61,362
Intangible assets subject to amortization, net of accumulated amortization of $85,058 and $75,992 (including related parties of $3,017 and $3,714)	55,706	61,811
Intangible assets not subject to amortization	207,453	207,453
Goodwill	90,672	86,991
Deferred income taxes	2,591	2,591
Operating leases right of use asset	45,159	44,413
Other assets	21,550	8,297
Total assets	$876,135	$880,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$8,643	$5,256
Accounts payable and accrued expenses (including related parties of $1,222 and $1,215)	240,417	237,415
Operating lease liabilities	7,150	5,570
Total current liabilities	256,210	248,241
Long-term debt, less current maturities, net of unamortized debt issuance costs of $1,180 and $1,221	201,301	207,292
Long-term operating lease liabilities	46,849	42,151
Other long-term liabilities	17,294	30,198
Deferred income taxes	68,464	67,590
Total liabilities	590,118	595,472
Commitments and contingencies (note 6)
Redeemable noncontrolling interest	47,301	-
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at September 30, 2023 78,644,012 and December 31, 2022 78,172,827	8	8
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at September 30, 2023 and December 31, 2022 0	-	-
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at September 30, 2023 and December 31, 2022 9,352,729	1	1
Additional paid-in capital	742,040	776,298
Accumulated deficit	(501,604)	(504,375)
Accumulated other comprehensive income (loss)	(1,729)	(1,510)
Total stockholders' equity	238,716	270,422
Noncontrolling interest	-	14,947
Total equity	238,716	285,369
Total liabilities and equity	$876,135	$880,841

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Net Revenue	$274,417	$241,014	$786,804	$659,881
Expenses:
Cost of revenue - digital	199,289	157,095	562,881	431,951
Direct operating expenses (including related parties of $1,523, $2,029, $4,487 and $5,357) (including non-cash stock-based compensation of $2,637, $981, $7,218 and $2,878)	31,855	30,086	94,782	87,505
Selling, general and administrative expenses	21,954	19,208	68,287	53,022
Corporate expenses (including non-cash stock-based compensation of $4,395, $1,805, $9,835 and $5,117)	13,292	9,525	35,836	26,769
Depreciation and amortization (including related parties of $232, $232, $696 and $695)	7,356	6,554	20,336	19,212
Change in fair value of contingent consideration	(5,997)	734	(8,939)	6,810
Impairment charge	989	-	989	-
Foreign currency (gain) loss	548	1,966	289	2,112
Other operating (gain) loss	-	(58)	-	(1,011)
Operating income (loss)	5,131	15,904	12,343	33,511
Interest expense	(4,454)	(3,055)	(12,788)	(7,225)
Interest income	1,558	788	3,455	1,916
Dividend income	-	6	32	20
Realized gain (loss) on marketable securities	(33)	(473)	(94)	(473)
Gain (loss) on debt extinguishment	-	-	(1,556)	-
Income (loss) before income taxes	2,202	13,170	1,392	27,749
Income tax benefit (expense)	530	(4,080)	1,038	(8,305)
Net income (loss)	2,732	9,090	2,430	19,444
Net (income) loss attributable to redeemable noncontrolling interest	(13)	-	(1)	-
Net (income) loss attributable to noncontrolling interest	-	303	342	303
Net income (loss) attributable to common stockholders	$2,719	$9,393	$2,771	$19,747
Basic and diluted earnings per share:
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.03	$0.11	$0.03	$0.23

Cash dividends declared per common share	$0.05	$0.03	$0.15	$0.08

Weighted average common shares outstanding, basic	87,995,567	84,945,873	87,803,770	85,469,675
Weighted average common shares outstanding, diluted	89,888,721	87,417,501	89,835,363	87,671,726

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$2,732	$9,090	$2,430	$19,444
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(408)	(23)	(463)	(66)
Change in fair value of marketable securities	17	551	244	(982)
Total other comprehensive income (loss)	(391)	528	(219)	(1,048)
Comprehensive income (loss)	2,341	9,618	2,211	18,396
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(13)	-	(1)	-
Comprehensive (income) loss attributable to noncontrolling interests	-	303	342	303
Comprehensive income (loss) attributable to common stockholders	$2,328	$9,921	$2,552	$18,699

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2022	78,172,827	-	9,352,729	-	$8	$-	$1	$776,298	$(504,375)	$(1,510)	$14,947	$285,369
Issuance of common stock upon exercise of stock options or awards of restricted stock units	164,474	-	-	-	-	-	-	313	-	-	-	313
Tax payments related to shares withheld for share-based compensation plans	19,189	-	-	-	-	-	-	(80)	-	-	-	(80)
Stock-based compensation expense	-	-	-	-	-	-	-	4,053	-	-	-	4,053
Dividends paid	-	-	-	-	-	-	-	(4,386)	-	-	-	(4,386)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(546)	(546)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	103	-	103
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	-	23	-	23
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	16	-	16
Net income (loss) attributable to common stockholders	-	-	-	-	-	-	-	-	2,041	-	(342)	1,699
Balance, March 31, 2023	78,356,490	-	9,352,729	-	8	-	1	776,198	(502,334)	(1,368)	14,059	286,564
Issuance of common stock upon exercise of stock options or awards of restricted stock units	260,527	-	-	-	-	-	-	241	-	-	-	241
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	-	-	-	(15)	-	-	-	(15)
Stock-based compensation expense	-	-	-	-	-	-	-	5,968	-	-	-	5,968
Dividend paid	-	-	-	-	-	-	-	(4,396)	-	-	-	(4,396)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(3,810)	(3,810)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	79	-	79
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	-	22	-	22
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(71)	-	(71)
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	(750)	-	-	(624)	(1,374)
Accounting for Adsmurai transaction	-	-	-	-	-	-	-	(37,675)	-	-	(9,625)	(47,300)
Net income (loss) attributable to common stockholders	-	-	-	-	-	-	-	-	(1,989)	-	-	(1,989)
Balance, June 30, 2023	78,617,017	-	9,352,729	-	$8	$-	$1	$739,571	$(504,323)	$(1,338)	$-	$233,919
Issuance of common stock upon exercise of stock options or awards of restricted stock units	26,995	-	-	-	-	-	-	(63)	-	-	-	(63)
Stock-based compensation expense	-	-	-	-	-	-	-	7,032	-	-	-	7,032
Dividends paid	-	-	-	-	-	-	-	(4,400)	-	-	-	(4,400)
Dividends payable	-	-	-	-	-	-	-	(100)	-	-	-	(100)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(11)	-	(11)
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	-	28	-	28
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(408)	-	(408)
Accounting for Adsmurai transaction	-	-	-	-	-	-	-	-	-	-	-	-
Net income (loss) attributable to common stockholders	-	-	-	-	-	-	-	-	2,719	-	-	2,719
Balance, September 30, 2023	78,644,012	-	9,352,729	-	$8	$-	$1	$742,040	$(501,604)	$(1,729)	$-	$238,716

See Notes to Condensed Consolidated Financial Statements

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2021	63,116,896	14,127,613	9,352,729	-	$6	$2	$1	$780,388	$(522,494)	$(977)	$-	$256,926
Issuance of common stock upon exercise of stock options or awards of restricted stock units	66,000	-	-	-	-	-	-	218	-	-	-	218
Tax payments related to shares withheld for share-based compensation plans	14,955	-	-	-	-	-	-	(257)	-	-	-	(257)
Stock-based compensation expense	-	-	-	-	-	-	-	2,573	-	-	-	2,573
Repurchase of Class A common stock	(1,114,470)	-	-	1,114,470	-	-	-	(7,142)	-	-	-	(7,142)
Retirement of treasury stock	-	-	-	(1,114,470)	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,167)	-	-	-	(2,167)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(283)	-	(283)
Net income (loss) attributable to common stockholders	-	-	-	-	-	-	-	-	1,887	-	-	1,887
Balance, March 31, 2022	62,083,381	14,127,613	9,352,729	-	$6	$2	$1	$773,613	$(520,607)	$(1,260)	$-	$251,755
Tax payments related to shares withheld for share-based compensation plans	20,681	-	-	-	-	-	-	(10)	-	-	-	(10)
Stock-based compensation expense	-	-	-	-	-	-	-	2,636	-	-	-	2,636
Repurchase of Class A common stock	(638,531)	-	-	638,531	-	-	-	(4,138)	-	-	-	(4,138)
Retirement of treasury stock	-	-	-	(638,531)	-	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(2,124)	-	-	-	(2,124)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(1,250)	-	(1,250)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(43)	-	(43)
Net income (loss) attributable to common stockholders	-	-	-	-	-	-	-	-	8,467	-	-	8,467
Balance, June 30, 2022	61,465,531	14,127,613	9,352,729	-	$6	$2	$1	$769,977	$(512,140)	$(2,553)	$-	$255,293
Stock-based compensation expense	-	-	-	-	-	-	-	2,786	-	-	-	2,786
Dividends paid	-	-	-	-	-	-	-	(2,124)	-	-	-	(2,124)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	199	-	199
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	-	352	-	352
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(23)	-	(23)
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	-	-	12,897	12,897
Net income (loss) attributable to common stockholders	-	-	-	-	-	-	-	-	9,393	-	(303)	9,090
Balance, September 30, 2022	61,465,531	14,127,613	9,352,729	-	$6	$2	$1	$770,639	$(502,747)	$(2,025)	$12,594	$278,470

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,430	$19,444
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,336	19,212
Impairment charge	989	-
Deferred income taxes	(169)	(3,151)
Non-cash interest	264	1,076
Amortization of syndication contracts	358	348
Payments on syndication contracts	(366)	(304)
Non-cash stock-based compensation	17,053	7,995
(Gain) loss on marketable securities	94	473
(Gain) loss on disposal of property and equipment	(11)	(599)
(Gain) loss on debt extinguishment	1,556	-
Change in fair value of contingent consideration	(8,939)	6,810
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	16,261	22,296
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	(7,199)	(183)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	26,460	4,725
Net cash provided by operating activities	69,117	78,142
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	83	2,671
Purchases of property and equipment	(19,881)	(7,882)
Purchase of a business, net of cash acquired	(6,930)	-
Investment in variable interest entities, net of cash consolidated	-	(5,164)
Purchases of marketable securities	(11,355)	(92,480)
Proceeds from sale of marketable securities	38,093	46,868
Purchases of investments	(300)	-
Issuance of loan receivable	(13,636)	-
Net cash used in investing activities	(13,926)	(55,987)
Cash flows from financing activities:
Proceeds from stock option exercises	554	218
Tax payments related to shares withheld for share-based compensation plans	(158)	(267)
Payments on debt	(214,495)	(2,501)
Dividends paid	(13,182)	(6,415)
Distributions to noncontrolling interest	(3,380)	-
Repurchase of Class A common stock	-	(11,280)
Payment of contingent consideration	(35,113)	(65,340)
Principal payments under finance lease obligation	(113)	(72)
Proceeds from borrowings on debt	212,420	-
Payments for debt issuance costs	(1,777)	-
Net cash used in financing activities	(55,244)	(85,657)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(55)	(63,503)
Cash, cash equivalents and restricted cash:
Beginning	111,444	185,843
Ending	$111,389	$122,340
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$12,524	$6,149
Income taxes	$5,929	$11,456
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$1,064	$2,377
Fair value of contingent consideration related to acquisitions and purchase of noncontrolling interest	$1,854	$-
Fair value of put and call option of redeemable noncontrolling interest	$47,300	$-
Dividends payable	$100	$-

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s 2022 Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 10-K"). The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2023 or any other future period.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a global advertising solutions, media and technology company. The Company's operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. The Company's digital segment, whose operations are located in Latin America, Europe, the United States, Asia and Africa, reaches a global market, with a focus on advertisers principally in emerging economies that wish to advertise on digital platforms owned and operated primarily by global media companies. The Company's television and audio operations reach and engage primarily Hispanics in the United States. The Company's management has determined that the Company operates in three reportable segments as of September 30, 2023, based upon the type of advertising medium: digital, television and audio.

The Company's digital segment provides digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four business units:

•
the Company's digital commercial partnerships business;
•
Smadex, the Company's programmatic ad purchasing platform;
•
the Company's mobile growth solutions business; and
•
the Company's digital audio business.

Through the Company's digital commercial partnerships business – the largest of its digital business units – the Company acts as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies represented by the Company include Meta Platforms, or Meta (formerly known as Facebook Inc.); X Corp., or X (formerly known as Twitter); ByteDance Ltd., or ByteDance, which owns the TikTok platform; and Spotify AB, or Spotify, as well as other media companies, in 40 countries throughout the world. The Company's dedicated local sales teams sell advertising space on these media companies' digital platforms to its advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. The Company also provides some of its advertising customers billing, technological and other support, including strategic marketing and training, which it refers to as managed services.

Smadex is the Company's programmatic ad purchasing platform, on which advertisers can purchase ad inventory. This business – the purchase and sale of advertising inventory electronically – is referred to in the Company's industry as programmatic advertising. Smadex is also a “demand-side" platform, which allows advertisers to purchase space from online marketplaces on which media companies list their advertising inventory. Most advertisements acquired through Smadex are placed on mobile devices, but they may also be placed on computers and Internet-connected televisions. The Company also provides managed services to some of its advertising customers in connection with their use of the Company's Smadex platform.

The Company also offers a mobile growth solutions business, which provides managed services to advertisers looking to connect with consumers, primarily on mobile devices. This business allows the Company to manage programmatic media buys for its advertising customers or their ad agencies through multiple ad purchasing platforms in real time across multiple channels.

The Company's digital audio business provides digital audio advertising solutions for advertisers primarily in the Americas. The Company's advertising customers and their ad agencies use these solutions to promote their brands on online audio streams and provides them with tools to target specific users by demographic and geographic categories.

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

The Impact of the COVID-19 Pandemic on the Company’s Business

The COVID-19 pandemic did not have a material effect on the Company's business, from either an operational or financial perspective, during the three- and nine-month periods ended September 30, 2023. Subject to the extent and duration of possible resurgences of the pandemic from time to time and the continuing uncertain economic environment that has resulted, in part, from the pandemic, the Company anticipates that the pandemic will continue to have little or no material effect on its business, from either an operational or financial perspective, in future periods. Nonetheless, the Company cannot give any assurance whether a resurgence of the pandemic in any location where its operations have employees or in which it operates would not adversely affect its operations and/or results of operations.

Restricted Cash

As of September 30, 2023 and December 31, 2022, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of
	September 30,
	2023	2022
Cash and cash equivalents	$110,624	$121,589
Restricted cash	765	751
Total as presented in the Consolidated Statements of Cash Flows	$111,389	$122,340

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

Under the network affiliation agreement, TelevisaUnivision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on its Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2023 and 2022, the amount the Company paid TelevisaUnivision in this capacity was $1.5 million and $2.0 million, respectively. During the nine-month periods ended September 30, 2023 and 2022, the amount the Company paid TelevisaUnivision in this capacity was $4.5 million and $5.4 million, respectively. These amounts were included in Direct Operating Expenses in the Company's Condensed Consolidated Statements of Operations.

The Company also generates revenue under two marketing and sales agreements with TelevisaUnivision, which give it the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver.

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of September 30, 2023, the amount due to the Company from TelevisaUnivision was $10.3 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended September 30, 2023 and 2022, retransmission consent revenue accounted for $8.9 million and $8.9 million, respectively, of which $6.2 million and $6.2 million, respectively, relate to the TelevisaUnivision proxy agreement. During the nine-month periods ended September 30, 2023 and 2022, retransmission consent revenue accounted for $27.9 million and $27.2 million, respectively, of which $19.3 million and $18.7 million, respectively, relate to the TelevisaUnivision proxy agreement.

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

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Restricted stock units granted	1,000	-	4,813	175
Weighted average fair value	$4.39	$-	$6.08	$5.41

The 2023 restricted stock units reflect the annual grant, which was made in February 2023, the Board of Directors grant, which was made in June 2023, and the Company's current Chief Executive Officer (the "CEO") restricted stock units grant, which was made in connection with his hiring in July 2023. In previous years, the annual grant was typically in December of the same year.

Stock-based compensation expense related to restricted stock units was $6.7 million and $2.8 million for the three-month periods ended September 30, 2023 and 2022, respectively. Stock-based compensation expense related to restricted stock units was $16.7 million and $8.0 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, there was $22.9 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

Performance Stock Units

In connection with the hiring of the Company's CEO in July 2023, the Company has granted the CEO Performance Stock Units ("PSUs"), which are subject to both time-based vesting conditions and market-based conditions. Both the service and the market condition must be satisfied for the PSUs to vest. The PSUs consist of five equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $5.75, $7.25, $9.00, $11.20, and $13.75, respectively, over 30 consecutive trading days during a performance period commencing on July 1, 2023 and ending on July 1, 2028. The fair value of each of the Performance Tranches was $0.8 million, $0.7 million, $0.7 million, $0.6 million, and $0.5 million, respectively, and have a grant date fair value per share of restricted stock of $3.98, $3.64, $3.31, $2.93, and $2.58, respectively. To the extent that any of the performance-based requirements are met, the Company's CEO must also provide continued service to the Company through at least July 1, 2024 to receive any shares of common stock underlying the PSUs and through July 1, 2028 to receive all of the shares of common stock underlying the PSUs that have satisfied the applicable market-based requirement. The maximum number of shares that can be earned under this PSU grant is 1,000,000 shares, with 20% of the total award allocated to each Performance Tranche. Between 0% and 100% of each Performance Tranche of the PSUs will vest on each of the tranche dates.

The Company recognizes compensation expense related to the PSUs using the accelerated attribution method over the requisite service period. Stock-based compensation expense for PSUs is based on a performance measurement of 100%. The compensation expense will not be reversed even if the performance metrics are not met.

Stock-based compensation expense related to PSUs was $0.3 million for the three- and nine-month periods ended September 30, 2023. There was no stock-based compensation expense related to PSUs for the three- and nine-month periods ended September 30, 2022.

As of September 30, 2023, there was $2.9 million of total unrecognized compensation expense related to grants of PSUs that is expected to be recognized over a weighted-average period of 2.8 years.

The grant date fair value for each PSU was estimated using a Monte-Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. The unobservable significant inputs to the valuation model at the time of award issuance were as follows:

Stock price at issuance	$4.39
Expected volatility	58.0%
Risk-free interest rate	4.13%
Expected term	5.0
Expected dividend yield	0%

During the nine-month period ended September 30, 2023, the Company had the following non-vested PSUs activity (in thousands, except grant date fair value data):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2022	-	$-
Granted	1,000	3.29
Vested	-	-
Forfeited or cancelled	-	-
Nonvested balance at September 30, 2023	1,000	3.29

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Basic earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$2,719	$9,393	$2,771	$19,747

Denominator:
Weighted average common shares outstanding	87,995,567	84,945,873	87,803,770	85,469,675

Per share:
Net income (loss) per share attributable to common stockholders	$0.03	$0.11	$0.03	$0.23

Diluted earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$2,719	$9,393	$2,771	$19,747

Denominator:
Weighted average common shares outstanding	87,995,567	84,945,873	87,803,770	85,469,675
Dilutive securities:
Stock options and restricted stock units	1,893,154	2,471,628	2,031,593	2,202,051
Diluted shares outstanding	89,888,721	87,417,501	89,835,363	87,671,726

Per share:
Net income (loss) per share attributable to common stockholders	$0.03	$0.11	$0.03	$0.23

For the three- and nine-month periods ended September 30, 2023, a total of 551,378 and 932,230 shares, respectively, of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the three- and nine-month periods ended September 30, 2022, a total of 4,052 and 34,388 shares, respectively, of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Impairment

Long-lived assets, such as intangible assets subject to amortization, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

During the three- and nine-month periods ended September 30, 2023 the Company incurred an impairment charge related to intangible assets subject to amortization totaling $1.0 million, due to a termination of an agreement with a media company for which the Company acts as commercial partner in its digital segment.

Treasury Stock

On March 1, 2022, the Company's Board of Directors approved a share repurchase program of up to $20 million of the Company's Class A common stock. Under this share repurchase program, the Company is authorized to purchase shares of its Class A common stock from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

In the three- and nine-month periods ended September 30, 2023, the Company did not repurchase any shares of its Class A common stock. As of September 30, 2023, the Company has repurchased a total of 1.8 million shares of its Class A common stock under the current share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of September 30, 2023.

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

As of September 30, 2023, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 8.16%.

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

The carrying amount of the Term Loan A Facility as of September 30, 2023 approximated its fair value and was $196.3 million, net of $1.2 million of unamortized debt issuance costs and original issue discount.

As of September 30, 2023, the Company believes that it is in compliance with all covenants in the 2023 Credit Agreement.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. From time to time, the Company has had, and may have, bank deposits in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. As of September 30, 2023, the majority of all U.S. deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes that it is not exposed to significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all of the bank deposits held in banks outside the United States are not insured.

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

Aggregate receivables from the largest five advertisers represented 5% and 2% of the Company's total trade receivables as of September 30, 2023 and December 31, 2022, respectively. No single advertiser represents more than 5% of the Company's total trade receivables.

Revenue from the largest advertiser represented 14% and 11% of the Company's total revenue for the three-month periods ended September 30, 2023 and 2022, respectively, and 13% of the Company's total revenue for each of the nine-month periods ended September 30, 2023 and 2022. This advertiser is a global media company and pays on a frequent basis and therefore management does not believe that this concentration of credit represents a significant risk to the Company. No other advertiser represented more than 5% of the Company's total revenue.

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense that aggregated $0.3 million and $1.2 million for the three-month periods ended September 30, 2023 and 2022, respectively, and $2.0 million and $2.2 million for the nine-month periods ended September 30, 2023 and 2022, respectively. The net charge off of bad debts aggregated $1.0 million and $1.3 million for the three-month periods ended September 30, 2023 and 2022, respectively, and $1.3 million and $1.8 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

Dependence on Global Media Companies

The Company is dependent on the continued commercial agreements with, as well as the financial and business strength of, the global media companies for which the Company acts as a commercial partner in the digital segment, as well as the companies from which it obtains programming in the television and audio segments. The Company could be at risk should any of these entities fail to perform its respective obligations to the Company or terminate its relationship with the Company. This in turn could materially adversely affect the Company’s business, results of operations and financial condition.

Revenue related to a single global media company for which the Company acts as a commercial partner represented 54% and 49% of the Company's total revenue for the three-month periods ended September 30, 2023 and 2022, respectively, and 53% and 51% of the Company's total revenue for the nine-month periods ended September 30, 2023 and 2022, respectively. The Company expects that this dependence will continue. Based on communications with this media company, the Company has received a lower rate of payment on the Company's sales made on behalf of this media company beginning in the second half of 2023, resulting in lower margins.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the condensed consolidated balance sheets (in millions):

	September 30, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$0.4	$0.4	$—	$—
Corporate bonds and notes	$17.4	—	$17.4	—
Asset-backed securities	$0.6	—	$0.6	—
U.S. Government securities	$0.1	—	$0.1	—

Liabilities:
Contingent consideration	$21.6	$—	—	$21.6

	December 31, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$1.4	$1.4	$—	$—
Corporate bonds and notes	$44.5	—	$44.5	—

Liabilities:
Contingent consideration	$63.8	$—	—	$63.8

Nonrecurring fair value measurements:
FCC licenses	$24.5	—	—	$24.5	$(1.6)

The Company’s money market account is comprised of cash and cash equivalents, which are recorded at their fair market value within Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

The Company’s available for sale debt securities are comprised of corporate bonds and notes, asset-backed securities, and U.S. Government securities. The majority of the carrying value of these securities held by the Company are investment grade. These securities are valued using quoted prices for similar attributes in active markets (Level 2). Since these investments are classified as available for sale, they are recorded at their fair market value within Marketable securities in the Condensed Consolidated Balance Sheets and their unrealized gains or losses are included in other comprehensive income. Realized gains and losses from the sale of available for sale securities are included in the Condensed Consolidated Statements of Operations and were determined on a specific identification basis.

As of September 30, 2023, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities (in thousands):

	Corporate Bonds and Notes		Asset-Backed Securities		U.S. Government securities
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$5,893	$(92)	$-	$-	$98	$-
Due after one year	11,991	(415)	591	(3)	-	-
Total	$17,884	$(507)	$591	$(3)	$98	$-

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of September 30, 2023 and December 31, 2022, the Company determined that a credit loss allowance is not required.

Included in interest income for the three-month periods ended September 30, 2023 and 2022 was interest income related to the Company’s available for sale securities of $0.2 million and $0.6 million, respectively. Included in interest income for the nine-month periods ended September 30, 2023 and 2022 was interest income related to the Company’s available for sale securities of $1.0 million and $1.7 million, respectively.

The fair value of the contingent consideration is related to the acquisitions of:

•
the remaining 49% of the issued and outstanding shares of stock of a digital advertising solutions company that, together with its subsidiaries, does business under the name Cisneros Interactive ("Cisneros Interactive").

As of December 31, 2022, the contingent liability was $41.4 million, of which $30.0 million was a current liability and $11.4 million was a noncurrent liability. As of September 30, 2023 the contingent liability was $8.0 million, of which $7.1 million is a current liability and $0.9 million is a noncurrent liability. The change in the fair value of the contingent liability during the three-month periods ended September 30, 2023 and 2022, of $0.0 million expense and $5.9 million expense, respectively, is reflected in the Condensed Consolidated Statements of Operations. The change in the fair value of the contingent liability during the nine-month periods ended September 30, 2023 and 2022, of $5.8 million income and $6.9 million expense, respectively, is reflected in the Condensed Consolidated Statements of Operations.

•
100% of the issued and outstanding shares of stock of a digital advertising solutions company in Southeast Asia that, together with its subsidiaries, does business under the name MediaDonuts ("MediaDonuts").

As of December 31, 2022, the contingent liability was $22.2 million, of which $6.5 million was a current liability and $15.7 million was a noncurrent liability. As of September 30, 2023 the contingent liability was $11.6 million, all of which is a noncurrent liability. The change in the fair value of the contingent liability during the three-month periods ended September 30, 2023 and 2022, of $5.9 million income and $2.0 million income, respectively, is reflected in the Condensed Consolidated Statements of Operations. The change in the fair value of the contingent liability during the nine-month periods ended September 30, 2023 and 2022, of $3.7 million income and $1.3 million expense, respectively, is reflected in the Condensed Consolidated Statements of Operations.

•
100% of the issued and outstanding shares of stock of a digital advertising solutions company headquartered in South Africa, that, together with its subsidiaries, does business under the name 365 Digital ("365 Digital").

As of December 31, 2022, the contingent liability was $0.2 million, all of which was a noncurrent liability. As of September 30, 2023 the contingent liability fair value was $0.0 million. The change in the fair value of the contingent liability during the three-month periods ended September 30, 2023 and 2022, of $0.2 million income and $3.2 million income, respectively, is reflected in the Condensed Consolidated Statements of Operations. The change in the fair value of the contingent liability during the nine-month periods ended September 30, 2023 and 2022, of $0.5 million expense and $1.4 million income, respectively, is reflected in the Condensed Consolidated Statements of Operations.

•
the remaining 85% of the issued and outstanding shares of stock of a digital marketing services company that, together with its subsidiaries, does business under the name Jack of Digital ("Jack of Digital").

As of September 30, 2023, the contingent liability fair value was $0.3 million, all of which is a noncurrent liability.

•
100% of the issued and outstanding shares of stock of a global mobile app marketing solutions company that, together with its subsidiaries, does business under the name BCNMonetize ("BCNMonetize").

As of September 30, 2023, the contingent liability fair value was $1.7 million, of which $1.1 million is a current liability and $0.6 million is a noncurrent liability. The change in the fair value of the contingent liability during each of the three- and nine-month periods ended September 30, 2023, of $0.1 million expense, is reflected in the Condensed Consolidated Statements of Operations.

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

	Nine-Month Period
	Ended September 30,
	2023	2022
Beginning balance	$63.8	$114.9
Additions from acquisitions	1.8	-
Payments to sellers	(35.1)	(65.3)
(Gain) loss recognized in earnings	(8.9)	6.8
Ending balance	$21.6	$56.4

As of September 30, 2023 the contingent liability fair value was included in the Condensed Consolidated Balance Sheets in the amount of $8.2 million as a current liability within Accounts payable and accrued expenses, and $13.4 million as a noncurrent liability within Other long-term liabilities.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2022	$(1,345)	$(165)	$(1,510)
Other comprehensive income (loss)	16	138	154
Income tax (expense) benefit	-	(35)	(35)
Amounts reclassified from AOCI	-	31	31
Income tax (expense) benefit	-	(8)	(8)
Other comprehensive income (loss), net of tax	16	126	142
Accumulated other comprehensive income (loss) as of March 31, 2023	(1,329)	(39)	(1,368)
Other comprehensive income (loss)	(71)	106	35
Income tax (expense) benefit	-	(27)	(27)
Amounts reclassified from AOCI	-	29	29
Income tax (expense) benefit	-	(7)	(7)
Other comprehensive income (loss), net of tax	(71)	101	30
Accumulated other comprehensive income (loss) as of June 30, 2023	(1,400)	62	(1,338)
Other comprehensive income (loss)	(408)	(11)	(419)
Amounts reclassified from AOCI	-	33	33
Income tax (expense) benefit	-	(5)	(5)
Other comprehensive income (loss), net of tax	(408)	17	(391)
Accumulated other comprehensive income (loss) as of September 30, 2023	(1,808)	79	(1,729)

Foreign Currency

The Company’s reporting currency is the U.S. dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters” and the related rate fluctuation on transactions is included in the Condensed Consolidated Statements of Operations.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the respective local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date, and equity and long-term assets are translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive (income) loss.

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

During 2023, the Company entered into a sales agreement for a tower site in the Phoenix market for $2.5 million. The transaction met the criteria for classification as assets held for sale and the carrying value of $0.9 million is presented as Assets Held for Sale in the Consolidated Balance Sheet as of September 30, 2023. In addition, during 2023, the Company entered into a sales agreement for a tower site in the Boston market for $1.3 million. The transaction met the criteria for classification as assets held for sale and the carrying value of $0.3 million is presented as Assets Held for Sale in the Consolidated Balance Sheet as of September 30, 2023. These transactions are expected to close in the fourth quarter of 2023.

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

3. REVENUES

Revenue Recognition

Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount equal to the consideration that the Company expects to be entitled to in exchange for those services.

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

Broadcast and digital advertising revenue is recognized over time in a series as a single performance obligation as the ad, impression or performance advertising is delivered per the insertion order. The Company applies the practical expedient to recognize revenue for each distinct advertising service delivered at the amount the Company has the right to invoice, which corresponds directly to the value a customer has received relative to the Company’s performance. Contracts with customers are short-term in nature and billing occurs on a monthly basis with payment typically due in 30 days. Value added taxes collected concurrently with advertising revenue producing activities are excluded from revenue. Cash payments received prior to services being rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

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

In the case of representation fees noted above, the Company does not control the distinct service, that being the commercial advertisement, prior to delivery and therefore it recognizes revenue on a net basis. Similarly for joint service agreements, the Company does not own or control the station providing the airtime, and is not the principal in the arrangement, and therefore it recognizes revenue on a net basis. In the case of talent fees, the on-air personality is an employee of the Company and therefore the Company controls the service provided and recognizes revenue gross with an expense for fees paid to the employee.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations when (i) contracts have an original expected length of one year or less, which applies to substantially all of the Company's advertising contracts, and (ii) variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property, which applies to retransmission consent revenue.

The Company applies the practical expedient to expense contract acquisition costs, such as sales commissions generated either by internal direct sales employees or through third party advertising agency intermediaries, when incurred because the amortization period is one year or less. These costs are recorded within direct operating expenses.

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Digital advertising	$231,487	$188,877	$657,865	$516,966
Broadcast advertising	30,791	39,965	91,401	106,769
Spectrum usage rights	2,086	1,584	6,310	4,793
Retransmission consent	8,925	8,926	27,872	27,159
Other	1,128	1,662	3,356	4,194
Total revenue	$274,417	$241,014	$786,804	$659,881

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

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Local direct	$5,485	$5,935	$16,273	$17,365
Local agency	13,946	13,410	40,505	38,980
National agency	11,360	20,620	34,623	50,424
Total revenue	$30,791	$39,965	$91,401	$106,769

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
United States	$57,497	$61,735	$156,413	$173,075
Latin America	152,926	130,515	439,075	373,353
EMEA (1)	36,350	27,287	110,107	55,902
Asia	27,644	21,477	81,209	57,551
Total revenue	$274,417	$241,014	$786,804	$659,881

(1) EMEA means Europe, Middle East and Africa.

Deferred Revenue

The Company records deferred revenues within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, when cash payments are received or due in advance of its performance, including amounts which are refundable. The change in the deferred revenue balance for the nine-month period ended September 30, 2023 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2022.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is typically 30 days. For certain individual customers and customer types, the Company generally requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2022	Increase	Decrease *	September 30, 2023
Deferred revenue	$7,175	6,302	(7,175)	$6,302

* The amount reflects revenue that was deferred as of December 31, 2022 and has been recorded as revenue in the nine-month period ended September 30, 2023.

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

Generally, lease terms include options to renew or extend the lease. Unless the renewal option is considered reasonably certain, the exercise of any such options has been excluded from the calculation of lease liabilities. In addition, as permitted within applicable accounting guidance, ROU assets and lease liabilities are not recorded for leases within an initial term of one year or less. The Company’s existing leases have remaining terms of less than one year up to 27 years. Certain of the Company’s lease agreements include rental payments based on changes in the consumer price index (the “CPI”). Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and recognized in the period in which the related obligation was incurred. Lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Certain real estate leases include additional costs such as common area maintenance (non-lease component), as well as property insurance and property taxes. These costs were excluded from future minimum lease payments as they are variable payments. As such, these costs were not part of the calculation of ROU assets and lease liabilities associated with operating leases upon transition.

The Company’s corporate headquarters are located in Santa Monica, California. The Company leased approximately 16,000 square feet of space in the building housing its corporate headquarters under a lease that was most recently amended as of June 7, 2022. The lease, as amended, provided that the Company would relocate and expand its corporate headquarters within the same building to a space consisting of approximately 38,000 square feet, at which point the term of the lease will be extended until January 31, 2034. The Company moved into temporary premises in December 2022 and completed its relocation into the permanent premises during the second quarter of 2023.

The Company also leased approximately 41,000 square feet of space in a building housing its radio network headquarters in Los Angeles, California. In 2021, the Company amended the lease to terminate it in September 2022 and paid a termination fee of $0.4 million in 2022. The Company leased this space on a month-to-month basis until June 2023 and then relocated all of its personnel into its new, permanent premises in Santa Monica.

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

The following table summarizes the expected future payments related to operating lease liabilities as of September 30, 2023:

(in thousands)
Remainder of 2023	$2,459
2024	10,301
2025	9,752
2026	8,108
2027	6,440
2028 and thereafter	34,345
Total minimum payments	$71,405
Less amounts representing interest	(17,007)
Less amounts representing tenant improvement allowance	(399)
Present value of minimum lease payments	53,999
Less current operating lease liabilities	(7,150)
Long-term operating lease liabilities	$46,849

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of September 30, 2023 were 8.7 years and 6.2%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of September 30, 2022 were 9.1 years and 6.3%, respectively.

The following table summarizes operating lease payments and supplemental non-cash disclosures:

	Nine-Month Period Ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$6,027	$7,661
Non-cash additions to operating lease assets	$6,550	$26,871

The following table summarizes the components of operating lease expense:

	Three-Month Period	Three-Month Period	Nine-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$2,442	$2,432	$7,390	$6,805
Variable lease cost	483	263	1,066	855
Short-term lease cost	402	504	3,023	1,510
Total lease cost	$3,327	$3,199	$11,479	$9,170

For the three-month period ended September 30, 2023, lease cost of $1.4 million, $1.6 million and $0.3 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the nine-month period ended September 30, 2023, lease cost of $4.3 million, $6.2 million and $1.0 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

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
5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of September 30, 2023, based upon the type of advertising medium, which segments are digital, television and audio. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

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
•
the Company's digital audio business.

Through the Company's digital commercial partnerships business – the largest of its digital business units – the Company acts as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies represented by the Company include Meta (formerly known as Facebook Inc.), Spotify, ByteDance and X (formerly known as Twitter), as well as other media companies throughout the world. The Company's dedicated local sales teams sell advertising space on these and other media companies' digital platforms to its advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. The Company also provides some of its advertising customers billing, technological and other support, including strategic marketing and training, which it refers to as managed services.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, foreign currency (gain) loss and other operating (gain) loss. The Company generated 79% and 74% of its revenue outside the United States during the three-month periods ended September 30, 2023 and 2022, respectively. The Company generated 80% and 74% of its revenue outside the United States during the nine-month periods ended September 30, 2023 and 2022, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Net revenue
Digital	$231,487	$188,877	23%	$657,865	$516,966	27%
Television	29,552	35,678	(17)%	89,807	98,918	(9)%
Audio	13,378	16,459	(19)%	39,132	43,997	(11)%
Consolidated	274,417	241,014	14%	786,804	659,881	19%

Cost of revenue - digital	199,289	157,095	27%	562,881	431,951	30%

Direct operating expenses
Digital	9,307	8,041	16%	27,600	23,017	20%
Television	14,967	14,941	0%	44,750	43,712	2%
Audio	7,581	7,104	7%	22,432	20,776	8%
Consolidated	31,855	30,086	6%	94,782	87,505	8%

Selling, general and administrative expenses
Digital	13,866	11,039	26%	42,155	28,560	48%
Television	4,925	5,062	(3)%	15,109	15,257	(1)%
Audio	3,163	3,107	2%	11,023	9,205	20%
Consolidated	21,954	19,208	14%	68,287	53,022	29%

Depreciation and amortization
Digital	4,068	3,230	26%	11,428	8,551	34%
Television	2,722	2,723	(0)%	7,931	8,424	(6)%
Audio	566	601	(6)%	977	2,237	(56)%
Consolidated	7,356	6,554	12%	20,336	19,212	6%

Segment operating profit (loss)
Digital	4,957	9,472	(48)%	13,801	24,887	(45)%
Television	6,938	12,952	(46)%	22,017	31,525	(30)%
Audio	2,068	5,647	(63)%	4,700	11,779	(60)%
Consolidated	13,963	28,071	(50)%	40,518	68,191	(41)%

Corporate expenses	13,292	9,525	40%	35,836	26,769	34%
Change in fair value of contingent consideration	(5,997)	734	*	(8,939)	6,810	*
Impairment charge	989	-	*	989	-	*
Foreign currency (gain) loss	548	1,966	(72)%	289	2,112	(86)%
Other operating (gain) loss	-	(58)	(100)%	-	(1,011)	(100)%
Operating income (loss)	5,131	15,904	(68)%	12,343	33,511	(63)%

Interest expense	$(4,454)	$(3,055)	46%	$(12,788)	$(7,225)	77%
Interest income	1,558	788	98%	3,455	1,916	80%
Dividend income	-	6	(100)%	32	20	60%
Realized gain (loss) on marketable securities	(33)	(473)	(93)%	(94)	(473)	(80)%
Gain (loss) on debt extinguishment	-	-	*	(1,556)	-	*
Income (loss) before income taxes	2,202	13,170	(83)%	1,392	27,749	(95)%

Capital expenditures
Digital	$1,304	$977		$3,785	$2,838
Television	1,108	3,121		7,983	4,257
Audio	1,579	123		7,069	534
Consolidated	$3,991	$4,221		$18,837	$7,629

	September 30,	December 31,
Total assets	2023	2022
Digital	397,144	408,027
Television	367,681	363,904
Audio	111,310	108,910
Consolidated	$876,135	$880,841

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

The Company determined that Adsmurai was a business and accounted for its consolidation under the provisions of ASC 805, “Business Combinations”, and included Adsmurai's results of operations since the date of the loan in the Company's Condensed Consolidated Statements of Operations. The following is a summary of the final purchase price allocation (in millions):

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

On April 3, 2023, the Company entered into an agreement (the “Adsmurai Acquisition Agreement”) among the Company and the selling stockholders of Adsmurai (the “Adsmurai Sellers”), pursuant to which the Company acquired a 51% equity interest in Adsmurai (the “Adsmurai Acquisition”) on the same date.

The Company acquired 51% of the issued and outstanding shares of stock of Adsmurai by means of conversion of the Adsmurai Loan, for total purchase consideration of €13.0 million ($14.2 million as of April 3, 2023), including interest. The Adsmurai Acquisition Agreement also contains representations, warranties, covenants and indemnities of the parties thereto.

In connection with the Adsmurai Acquisition, on April 3, 2023 the Company made a loan to entities affiliated with owners of the remaining 49% interest in Adsmurai in the principal amount of €7,355,500 ($8.1 million as of April 3, 2023) and a second loan on July 11, 2023 in the principal amount of €4,993,344 ($5.6 million as of July 11, 2023) based on Adsmurai’s EBITDA for calendar year 2022 (the “New Adsmurai Loan”). The New Adsmurai Loan has a seven-year term, bears interest at a rate of 5% annually and can be repaid upon the exercise of the option rights set forth in the Adsmurai Options Agreement (defined below). The loan receivable is recorded within Other assets in the Condensed Consolidated Balance Sheets.

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
o
10% of the issued and outstanding shares of Adsmurai stock between January and March 2024, 10% of the issued and outstanding shares of Adsmurai stock between January and March 2025, and all of the remaining issued and outstanding shares of Adsmurai stock between July and September 2027; or
o
all of the issued and outstanding shares of Adsmurai owned by such Adsmurai Seller each January, in the sole discretion of such Adsmurai Seller; or
o
all of the issued and outstanding shares of Adsmurai owned by such Adsmurai Seller, in the event such Adsmurai Seller's employment is terminated by the Company; and
•
the Company has the right to purchase all of the remaining issued and outstanding shares of Adsmurai stock between January and June 2027.

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.

As a result of the put and call option redemption feature, and because the redemption is not solely within the control of the Company, the noncontrolling interest is considered redeemable, and is classified in temporary equity within the Company’s Condensed Consolidated Balance Sheets initially at its acquisition date fair value. The noncontrolling interest is adjusted each reporting period for income (or loss) attributable to the noncontrolling interest as well as any applicable distributions made. In addition, because the noncontrolling interest is not currently redeemable, but is probable that it will become redeemable, and because the Company has elected the immediate method to recognize changes in the redemption value as they occur, each reporting period a measurement period adjustment, if any, is recorded to adjust the noncontrolling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value. The fair value of the redeemable noncontrolling interest, which includes the Adsmurai Options Agreement, recognized on the acquisition date was $47.3 million. The fair value was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate.

The following unaudited pro forma information has been prepared to give effect to the Company’s consolidation of Adsmurai as if the transaction had occurred on January 1, 2022. This pro forma information was adjusted to exclude acquisition fees and costs of $0.3 million for each of the three- and nine-month periods ended September 30, 2022, which were expensed in connection with the transaction. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this transaction occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Pro Forma:
Total revenue	$274,417	$244,963	$786,804	$688,241
Net income (loss) attributable to common stockholders	$2,719	$9,706	$2,622	$20,557

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.03	$0.11	$0.03	$0.24
Net income (loss) per share, attributable to common stockholders, diluted	$0.03	$0.11	$0.03	$0.23

Weighted average common shares outstanding, basic	87,995,567	84,945,873	87,803,770	85,469,675
Weighted average common shares outstanding, diluted	89,888,721	87,417,501	89,835,363	87,671,726

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Beginning balance	$47,288	$-	$-	$-
Transfer of noncontrolling interest to redeemable noncontrolling interest	-	-	9,625	-
Acquisition of redeemable noncontrolling interest	-	-	37,675	-
Net income (loss) attributable to redeemable noncontrolling interest	13	-	1	-
Ending balance	$47,301	$-	$47,301	$-

Jack of Digital

On August 3, 2022, the Company acquired 15% of the issued and outstanding stock of Jack of Digital, a digital marketing services company that serves as the exclusive advertising sales partner of ByteDance in Pakistan, for $0.1 million.

As of that date, the Company determined for accounting purposes that (i) Jack of Digital was a VIE because the equity investors at risk, as a group, lacked the characteristics of a controlling financial interest; and (ii) the Company was the primary beneficiary because it had the power to direct the activities of the entity that most significantly impacted the entity’s economic performance.

On April 3, 2023, the Company acquired the remaining issued and outstanding stock of Jack of Digital for $1.1 million. Of that amount, the Company paid an initial installment payment of $0.5 million and the balance will be paid in annual installments through December 2025. Additionally, the transaction includes a contingent earn-out payment based upon the achievement of an EBITDA target in calendar year 2026, calculated as a predetermined multiple of EBITDA for that year. The total purchase price for the acquisition, including the fair value of the contingent consideration, was $1.4 million.

The following unaudited pro forma information has been prepared to give effect to the Company’s consolidation of Jack of Digital as if the transaction had occurred on January 1, 2022. This pro forma information was adjusted to exclude acquisition fees and costs of $0.3 million for the nine-month period ended September 30, 2022, which were expensed in connection with the transaction. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this transaction occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Pro Forma:
Total revenue	$274,417	$241,186	$786,804	$661,429
Net income (loss) attributable to common stockholders	$2,719	$9,421	$2,809	$20,166

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic	$0.03	$0.11	$0.03	$0.24
Net income (loss) per share, attributable to common stockholders, diluted	$0.03	$0.11	$0.03	$0.23

Weighted average common shares outstanding, basic	87,995,567	84,945,873	87,803,770	85,469,675
Weighted average common shares outstanding, diluted	89,888,721	87,417,501	89,835,363	87,671,726

The table below presents the reconciliation of changes in noncontrolling interests (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Beginning balance	$-	$-	$14,947	$-
Distributions to noncontrolling interest	-	-	(4,356)	-
Transfer of noncontrolling interest to redeemable noncontrolling interest	-	-	(9,625)	-
Acquisition of noncontrolling interest	-	12,897	(624)	12,897
Net income (loss) attributable to noncontrolling interest	-	(303)	(342)	(303)
Ending balance	$-	$12,594	$-	$12,594

BCNMonetize

On May 19, 2023, the Company acquired 100% of the issued and outstanding shares of stock of BCNMonetize, a global mobile app marketing solutions company headquartered in Barcelona, Spain. The acquisition, funded from the Company’s cash on hand, included an initial purchase price of $6.0 million in cash, which amount was adjusted at closing to $7.2 million due to customary purchase price adjustments for cash, indebtedness and estimated working capital. Additionally, the transaction includes contingent earn-out payments based upon the achievement of certain EBITDA targets in calendar years 2023 through 2026, calculated as a predetermined multiple of EBITDA for each of those years. The total purchase price for the acquisition, including the fair value of the contingent consideration, was $8.8 million.

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

During the three-and nine-month periods ended September 30, 2023, BCNMonetize generated net revenue of $4.1 million and $4.9 million, respectively. During the three-and nine-month periods ended September 30, 2023, BCNMonetize generated net income, excluding the impact of contingent consideration liability adjustments, of $0.2 million and $0.3 million, respectively.

The following unaudited pro forma information has been prepared to give effect to the Company’s acquisition of BCNMonetize as if the acquisition had occurred on January 1, 2022. This pro forma information was adjusted to exclude acquisition fees and costs of

$0.2 million for the nine-month period ended September 30, 2023, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Pro Forma:
Total revenue	$274,417	$244,179	$792,817	$671,171
Net income (loss) attributable to common stockholders	$2,719	$10,241	$4,312	$23,095

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$0.03	$0.12	$0.05	$0.27
Net income (loss) per share, attributable to common stockholders, diluted	$0.03	$0.12	$0.05	$0.26

Weighted average common shares outstanding, basic	87,995,567	84,945,873	87,803,770	85,469,675
Weighted average common shares outstanding, diluted	89,888,721	87,417,501	89,835,363	87,671,726

The changes in the carrying amount of goodwill for each of the Company’s operating segments for the nine-month period ended September 30, 2023 are as follows (in thousands):

	December 31,	Purchase Price	Additions From	September 30,
(in thousands)	2022	Adjustments	Acquisitions	2023
Digital	$46,442	$201	$3,480	$50,123
Television	40,549	-	-	40,549
Consolidated	$86,991	$201	$3,480	$90,672

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

Our net revenue for the three-month period ended September 30, 2023 was $274.4 million. Of that amount, revenue attributed to our digital segment accounted for 84%, revenue attributed to our television segment accounted for 11% and revenue attributed to our audio segment accounted for 5%. Our digital segment now accounts for the majority of our revenues and we expect this to continue in future periods.

We provide digital end-to-end advertising solutions that allow advertisers to reach online users worldwide. These solutions are comprised of four business units:

•
our digital commercial partnerships business;
•
Smadex, our programmatic ad purchasing platform;
•
our mobile growth solutions business; and
•
our digital audio business.

Through our digital commercial partnerships business – the largest of our digital business units – we act as an intermediary between primarily global media companies and advertising customers or their ad agencies. The global media companies we represent include Meta Platforms, or Meta (formerly known as Facebook Inc.), X Corp., or X (formerly known as Twitter), ByteDance Ltd., or ByteDance, which owns the TikTok platform, and Spotify AB, or Spotify, as well as other media companies, in 40 countries throughout the world. Our dedicated local sales teams sell advertising space on these media companies' digital platforms to our advertising customers or their ad agencies for the placement of ads directed to online users of a wide range of Internet-connected devices. We also provide some of these customers billing, technological and other support services, including strategic marketing and training, which we refer to as managed services.

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

Highlights

During the third quarter of 2023, our consolidated revenue increased to $274.4 million from $241.0 million in the prior year period, primarily due to an increase in revenue in our digital segment, partially offset by a decrease in revenue in our television and audio segments.

Net revenue in our digital segment increased to $231.5 million for the three-month period ended September 30, 2023 from $188.9 million for the three-month period ended September 30, 2022. This increase of $42.6 million, or 23%, in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period.

Net revenue in our television segment decreased to $29.6 million for the three-month period ended September 30, 2023 from $35.7 million for the three-month period ended September 30, 2022. This decrease of $6.1 million, or 17%, in net revenue was primarily due to decreases in political advertising revenue and national advertising revenue, partially offset by increases in local advertising revenue and spectrum usage rights revenue.

Net revenue in our audio segment decreased to $13.4 million for the three-month period ended September 30, 2023 from $16.5 million for the three-month period ended September 30, 2022. This decrease of $3.1 million, or 19%, in net revenue was primarily due to a decrease in political advertising revenue, and decreases in local and national advertising revenue.

The Impact of the COVID-19 Pandemic on our Business

This section of this report should be read in conjunction with the rest of this item, “Forward-Looking Statements” and Notes to Consolidated Financial Statements appearing herein, for a more complete understanding of the impact of the COVID-19 pandemic on our business.

The COVID-19 pandemic did not have a material effect on our business, from either an operational or financial perspective, during the three- and nine-month periods ended September 30, 2023. Subject to the extent and duration of possible resurgences of the pandemic from time to time and the continuing uncertain economic environment that has resulted, in part, from the pandemic, we anticipate that the pandemic will continue to have little or no material effect on our business, from either an operational or financial perspective, in future periods. Nonetheless, we cannot give any assurance whether a resurgence of the pandemic in any location where our operations have employees or where we operate would not adversely affect our operations and/or results of operations.

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

Under the network affiliation agreement, TelevisaUnivision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to TelevisaUnivision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2023 and 2022, the amount we paid TelevisaUnivision in this capacity was $1.5 million and $2.0 million, respectively. During the nine-month periods ended September 30, 2023 and 2022, the amount we paid TelevisaUnivision in this capacity was $4.5 million and $5.4 million, respectively These amounts were included in Direct Operating Expenses in our Condensed Consolidated Statements of Operations.

We also generate revenue under a marketing and sales agreement with TelevisaUnivision, which give us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver.

Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During the three-month periods ended September 30, 2023 and 2022, retransmission consent revenue accounted for $8.9 million and $8.9 million, respectively, of which $6.2 million and $6.2 million, respectively, relate to the TelevisaUnivision proxy agreement. During the nine-month periods ended September 30, 2023 and 2022, retransmission consent revenue accounted for $27.9 million and $27.2 million, respectively, of which $19.3 million and $18.7 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Three- and Nine-Month Periods Ended September 30, 2023 and 2022

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Statements of Operations Data:
Net Revenue	$274,417	$241,014	14%	$786,804	$659,881	19%

Cost of revenue - digital	199,289	157,095	27%	562,881	431,951	30%
Direct operating expenses	31,855	30,086	6%	94,782	87,505	8%
Selling, general and administrative expenses	21,954	19,208	14%	68,287	53,022	29%
Corporate expenses	13,292	9,525	40%	35,836	26,769	34%
Depreciation and amortization	7,356	6,554	12%	20,336	19,212	6%
Change in fair value of contingent consideration	(5,997)	734	*	(8,939)	6,810	*
Impairment charge	989	-	*	989	-	*
Foreign currency (gain) loss	548	1,966	(72)%	289	2,112	(86)%
Other operating (gain) loss	-	(58)	(100)%	-	(1,011)	(100)%
	269,286	225,110	20%	774,461	626,370	24%
Operating income (loss)	5,131	15,904	(68)%	12,343	33,511	(63)%
Interest expense	(4,454)	(3,055)	46%	(12,788)	(7,225)	77%
Interest income	1,558	788	98%	3,455	1,916	80%
Dividend income	-	6	(100)%	32	20	60%
Realized gain (loss) on marketable securities	(33)	(473)	(93)%	(94)	(473)	(80)%
Loss on debt extinguishment	-	-	*	(1,556)	-	*
Income before income (loss) taxes	2,202	13,170	(83)%	1,392	27,749	(95)%
Income tax benefit (expense)	530	(4,080)	*	1,038	(8,305)	*
Net income (loss)	2,732	9,090	(70)%	2,430	19,444	(88)%
Net (income) loss attributable to redeemable noncontrolling interest	(13)	-	*	(1)	-	*
Net (income) loss attributable to noncontrolling interest	-	303	(100)%	342	303	13%
Net income (loss) attributable to common stockholders	$2,719	$9,393	(71)%	$2,771	$19,747	(86)%

Other Data:
Capital expenditures	3,991	4,221		18,837	7,629
Consolidated EBITDA (1)				41,420	66,566
Net cash provided by operating activities				69,117	78,142
Net cash used in investing activities				(13,926)	(55,987)
Net cash used in financing activities				(55,244)	(85,657)

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

Because consolidated EBITDA is a measure governing several critical aspects of our 2023 Credit Facility, and since our ability to borrow under our Revolving Credit Facility is subject to compliance with a consolidated EBITDA financial covenant, we believe that it is important to disclose consolidated EBITDA to our investors. Our 2023 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $50.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our Revolving Credit Facility and our applicable margin for the interest rate calculation. Under our 2023 Credit Agreement, our maximum total leverage ratio may not exceed 3.25 to 1.00. In addition, our 2023 Credit Agreement contains interest coverage ratio financial covenant (calculated as set forth in the 2023 Credit Agreement), with a minimum permitted ratio of 3.00 to 1.00. As of September 30, 2023, we believe that we are in compliance with all covenants in the 2023 Credit Agreement.

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

Consolidated EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Nine-Month Period
	Ended September 30,
	2023	2022
Consolidated EBITDA	$41,420	$66,566
EBITDA attributable to redeemable noncontrolling interest	736	—
EBITDA attributable to noncontrolling interest	230	(5)
Interest expense	(12,788)	(7,225)
Interest income	3,455	1,916
Dividend income	32	20
Realized gain (loss) on marketable securities	(94)	(473)
Income tax expense	1,038	(8,305)
Amortization of syndication contracts	(358)	(348)
Payments on syndication contracts	366	304
Non-cash stock-based compensation included in direct operating expenses	(7,218)	(2,878)
Non-cash stock-based compensation included in corporate expenses	(9,835)	(5,117)
Depreciation and amortization	(20,336)	(19,212)
Change in fair value of contingent consideration	8,939	(6,810)
Impairment charge	(989)	—
Non-recurring cash severance charge	(612)	—
Other operating gain (loss)	—	1,011
Gain (loss) on debt extinguishment	(1,556)	—
Net (income) loss attributable to redeemable noncontrolling interest	(1)	—
Net (income) loss attributable to noncontrolling interest	342	303
Net income (loss) attributable to common stockholders	2,771	19,747

Depreciation and amortization	20,336	19,212
Impairment charge	989	—
Deferred income taxes	(169)	(3,151)
Non-cash interest	264	1,076
Amortization of syndication contracts	358	348
Payments on syndication contracts	(366)	(304)
Non-cash stock-based compensation	17,053	7,995
Realized (gain) loss on marketable securities	94	473
(Gain) loss on debt extinguishment	1,556	—
(Gain) loss on disposal of property and equipment	(11)	(599)
Change in fair value of contingent consideration	(8,939)	6,810
Net income (loss) attributable to redeemable noncontrolling interest	1	—
Net income (loss) attributable to noncontrolling interest	(342)	(303)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	16,261	22,296
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	(7,199)	(183)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	26,460	4,725
Cash flows from operating activities	$69,117	$78,142

Consolidated Operations

Net Revenue. Net revenue increased to $274.4 million for the three-month period ended September 30, 2023 from $241.0 million for the three-month period ended September 30, 2022, an increase of $33.4 million, or 14%. Of the overall increase, $42.6 million was attributable to our digital segment and was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period. The overall increase was partially offset by a decrease of $6.1 million attributable to our television segment, primarily due to decreases in political advertising revenue and national advertising revenue, partially offset by increases in local advertising revenue and spectrum usage rights revenue. In addition, the overall increase was partially offset by a decrease of $3.1 million attributable to our audio segment, primarily due to a decrease in political advertising revenue, and decreases in local and national advertising revenue.

Net revenue increased to $786.8 million for the nine-month period ended September 30, 2023 from $659.9 million for the nine-month period ended September 30, 2022, an increase of $126.9 million, or 19%. Of the overall increase, $140.9 million was attributable to our digital segment and was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period. The overall increase was partially offset by a decrease of $9.1 million attributable to our television segment, primarily due to decreases in political advertising revenue and national advertising revenue, partially offset by increases in local advertising revenue, spectrum usage rights revenue and retransmission consent revenue. In addition, the overall increase was partially offset by a decrease of $4.9 million attributable to our audio segment, primarily due to a decrease in political advertising revenue, and decreases in local and national advertising revenue.

We believe that for the full year 2023, net revenue will increase, primarily as a result of growth in our digital segment and operating various acquisitions, which did not fully contribute to our financial results in our digital segment in 2022.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $199.3 million for the three-month period ended September 30, 2023 from $157.1 million for the three-month period ended September 30, 2022, an increase of $42.2 million, or 27%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period. As a percentage of digital net revenue, cost of revenue increased to 86% for the three-month period ended September 30, 2023 from 83% for the three-month period ended September 30, 2022.

Cost of revenue in our digital segment increased to $562.9 million for the nine-month period ended September 30, 2023 from $432.0 million for the nine-month period ended September 30, 2022, an increase of $130.9 million, or 30%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period. As a percentage of digital net revenue, cost of revenue increased to 86% for the nine-month period ended September 30, 2023 from 84% for the nine-month period ended September 30, 2022.

Direct Operating Expenses. Direct operating expenses increased to $31.9 million for the three-month period ended September 30, 2023 from $30.1 million for the three-month period ended September 30, 2022, an increase of $1.8 million, or 6%. Of the overall increase, $1.3 million was attributable to our digital segment, primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the timing of the 2023 annual restricted stock unit ("RSU") grant to certain employees, which was made in February 2023 compared to the 2022 annual grant, which was made in December 2022, and due to an increase in expenses associated with the increase in digital advertising revenue. In addition, of the overall increase, $0.1 million was attributable to our television segment. Additionally, of the overall increase, $0.5 million was attributable to our audio segment, primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and due to an increase in salaries. As a percentage of net revenue, direct operating expenses remained constant at 12% for each of the three-month periods ended September 30, 2023 and 2022.

Direct operating expenses increased to $94.8 million for the nine-month period ended September 30, 2023 from $87.5 million for the nine-month period ended September 30, 2022, an increase of $7.3 million, or 8%. Of the overall increase, $4.6 million was attributable to our digital segment, primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and due to an increase in expenses associated with the increase in digital advertising revenue. In addition, of the overall increase, $1.0 million was attributable to our television segment, primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above. Additionally, of the overall increase, $1.6 million was attributable to our audio segment, primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and due to an increase in salaries. As a percentage of net revenue, direct operating expenses decreased to 12% for the nine-month period ended September 30, 2023 from 13% for the nine-month period ended September 30, 2022.

We believe that for the full year 2023 direct operating expenses will increase, primarily as a result of growth in our digital segment and due to an increase in non-cash stock-based compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $22.0 million for the three-month period ended September 30, 2023 from $19.2 million for the three-month period ended September 30, 2022, an increase of $2.8 million, or 14%. Of the overall increase, $2.9 million was attributable to our digital segment and was primarily due to an increase in salary expense, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period. Additionally, of the overall increase, $0.1 million was attributable to our audio segment. The overall increase was partially offset by a decrease of $0.2 million in our television segment, primarily due to a decrease in bad debt expense.

As a percentage of net revenue, selling, general and administrative expenses remained constant at 8% for each of the three-month periods ended September 30, 2023 and 2022.

Selling, general and administrative expenses increased to $68.3 million for the nine-month period ended September 30, 2023 from $53.0 million for the nine-month period ended September 30, 2022, an increase of $15.3 million, or 29%. Of the overall increase, $13.6 million was attributable to our digital segment and was primarily due to an increase in salary expense, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period. Additionally, of the overall increase, $1.8 million was attributable to our audio segment, primarily due to increased rent expense in the temporary office space until the move to our new permanent offices, which was completed in June 2023. The overall increase was partially offset by a decrease of $0.2 million in our television segment, primarily due to a decrease in bad debt expense. As a percentage of net revenue, selling, general and administrative expenses increased to 9% for the nine-month period ended September 30, 2023 from 8% for the nine-month period ended September 30, 2022.

We believe that for the full year 2023 selling, general and administrative expenses will increase, primarily as a result of growth in our digital segment and operating various acquisitions, which did not fully contribute to our financial results in our digital segment in 2022.

Corporate Expenses. Corporate expenses increased to $13.3 million for the three-month period ended September 30, 2023 from $9.5 million for the three-month period ended September 30, 2022, an increase of $3.8 million or 40%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above and RSU grant to our new CEO, and increases in professional service fees. As a percentage of net revenue, corporate expenses increased to 5% for the three-month period ended September 30, 2023 from 4% for the three-month period ended September 30, 2022.

Corporate expenses increased to $35.8 million for the nine-month period ended September 30, 2023 from $26.8 million for the nine-month period ended September 30, 2022, an increase of $9.0 million or 34%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above and RSU grant to our new CEO, and increases in professional service fees, audit fees and rent expense. As a percentage of net revenue, corporate expenses increased to 5% for the nine-month period ended September 30, 2023 from 4% for the nine-month period ended September 30, 2022.

We believe that for the full year 2023 corporate expenses will increase, without taking into consideration the expense incurred in 2022 upon the passing of our late CEO, primarily as a result of an increase in non-cash stock-based compensation and an increase in professional service fees.

Depreciation and Amortization. Depreciation and amortization increased to $7.4 million for the three-month period ended September 30, 2023 compared to $6.6 million for the three-month period ended September 30, 2022, an increase of $0.8 million or 12%. The increase was primarily attributable to amortization of intangible assets from our various acquisitions.

Depreciation and amortization increased to $20.3 million for the nine-month period ended September 30, 2023 compared to $19.2 million for the nine-month period ended September 30, 2022, an increase of $1.1 million or 6%. The increase was primarily attributable to amortization of intangible assets from our various acquisitions.

Foreign currency (gain) loss. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result, a portion of our revenues is denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, Uruguayan peso, Euro, certain other Latin American currencies and various Asian and African currencies. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations of our digital business. We had a foreign currency loss of $0.5 million for the three-month period ended September 30, 2023 compared to a foreign currency loss of $2.0 million for the three-month period ended September 30, 2022. We had a foreign currency loss of $0.3 million for the nine-month period ended September 30, 2023 compared to a foreign currency loss of $2.1 million for the nine-month period ended September 30, 2022. Foreign currency gains and losses are primarily due to currency fluctuations that affect our digital segment operations located outside the United States. In our digital operations outside the United States, we typically pay our global media partners in U.S. dollars but bill certain of our customers in their local currency. Therefore, during times of a strengthening U.S. dollar relative to other currencies, we may incur a loss based on the difference in value between what we pay in U.S dollars and what we ultimately receive in a local currency, when expressed in U.S. dollars, and conversely, during times of a weakening U.S. dollar relative to other currencies we may have a gain.

Other operating gain. We did not have other operating gain for the three-month period ended September 30, 2023, compared to $0.1 million for the three-month period ended September 30, 2022. We did not have other operating gain for the nine-month period ended September 30, 2023, compared to $1.0 million for the nine-month period ended September 30, 2022.

Impairment. During the three- and nine-month periods ended September 30, 2023 we incurred an impairment charge related to intangible assets subject to amortization totaling $1.0 million, due to a termination of an agreement with a media company for which we act as commercial partner in our digital segment.

Change in fair value of contingent consideration. As a result of changes in the fair value of contingent consideration related to our various acquisitions, we recognized income of $6.0 million and incurred an expense of $0.7 million for the three-month periods ended September 30, 2023 and 2022, respectively. As a result of changes in the fair value of contingent consideration related to our various acquisitions, we recognized income of $8.9 million and incurred an expense of $6.8 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

Operating income (loss). As a result of the above factors, operating income was $5.1 million for the three-month period ended September 30, 2023, compared to operating income of $15.9 million for the three-month period ended September 30, 2022.

As a result of the above factors, operating income was $12.3 million for the nine-month period ended September 30, 2023, compared to operating income of $33.5 million for the nine-month period ended September 30, 2022.

Interest Expense, net. Interest expense, net increased to $2.9 million for the three-month period ended September 30, 2023 from $2.3 million for the three-month period ended September 30, 2022. This increase was primarily due to a higher interest rate on our debt, partially offset by interest income on our available for sale securities.

Interest expense, net increased to $9.3 million for the nine-month period ended September 30, 2023 from $5.3 million for the nine-month period ended September 30, 2022. This increase was primarily due to a higher interest rate on our debt, partially offset by interest income on our available for sale securities.

We anticipate that interest expense will continue to increase in future periods as long as interest rates increase, since our borrowings under our 2023 Credit Facility bear interest at a variable rate.

Realized gain (loss) on marketable securities. For the three and nine-month periods ended September 30, 2023 we recorded a de minimis amount and $0.1 million, respectively, of realized loss, related to our available for sale securities. For each of the three- and nine-month periods ended September 30, 2022 we recorded a realized loss of $0.5 million, related to our available for sale securities.

Loss on debt extinguishment. We recorded a loss on debt extinguishment of $1.6 million for the nine-month period ended September 30, 2023 due to the refinancing of our 2017 Credit Facility with our 2023 Credit Facility.

Income Tax Benefit (Expense). Income tax benefit for the nine-month period ended September 30, 2023 was $1.0 million, or 75% of our pre-tax income. Income tax expense for the nine-month period ended September 30, 2022 was $8.3 million, or 30% of our pre-tax income. The effective tax rate for the nine-month period ended September 30, 2023 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non deductible executive compensation, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of certain of our digital operations and certain U.S. Foreign Tax Credit carryovers. As a result of historical losses from our digital operations primarily in Spain, Uruguay, Mexico and Argentina and certain U.S. Foreign Tax Credit carryovers, management has determined that it is more likely than not that deferred tax assets of $5.0 million at September 30, 2023 will not be realized and therefore we have established a valuation allowance in that amount on those assets.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The European Union, many other member states and various other governments have adopted, or are in the process of adopting, Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. The OECD guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.

Segment Operations

Digital

Net Revenue. Net revenue in our digital segment increased to $231.5 million for the three-month period ended September 30, 2023 from $188.9 million for the three-month period ended September 30, 2022. This increase of $42.6 million, or 23%, in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period.

Net revenue in our digital segment increased to $657.9 million for the nine-month period ended September 30, 2023 from $517.0 million for the nine-month period ended September 30, 2022. This increase of $140.9 million, or 27%, in net revenue was primarily due to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period.

Cost of revenue. Cost of revenue in our digital segment increased to $199.3 million for the three-month period ended September 30, 2023 from $157.1 million for the three-month period ended September 30, 2022, an increase of $42.2 million, or 27%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period.

Cost of revenue in our digital segment increased to $562.9 million for the nine-month period ended September 30, 2023 from $432.0 million for the nine-month period ended September 30, 2022, an increase of $130.9 million, or 30%, primarily due to increased cost of revenue related to advertising revenue growth from our digital commercial partnerships business, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period.

We have previously noted a trend in our digital operations globally whereby revenue is shifting more to programmatic revenue. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this trend, we have been offering programmatic alternatives to advertisers, which continues to put pressure on margins. Among our programmatic solutions is our Smadex ad purchasing platform. Additionally, we are experiencing lower margins related to revenue generated from the primarily global media companies for which we act as commercial partner, as a result of relative negotiating strength and industry trends generally. We expect these trends will continue in future periods, likely further resulting in a more pronounced lower margin business in our digital segment. For example, based on communications with our largest commercial partner, we have received a lower rate of payment on our sales made on behalf of this company beginning in the second half of 2023, resulting in further lower margins. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology, customer expectation and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Direct operating expenses. Direct operating expenses in our digital segment increased to $9.3 million for the three-month period ended September 30, 2023 from $8.0 million for the three-month period ended September 30, 2022, an increase of $1.3 million, or 16%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and due to an increase in expenses associated with the increase in digital advertising revenue.

Direct operating expenses in our digital segment increased to $27.6 million for the nine-month period ended September 30, 2023 from $23.0 million for the nine-month period ended September 30, 2022, an increase of $4.6 million, or 20%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and due to an increase in expenses associated with the increase in digital advertising revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $13.9 million for the three-month period ended September 30, 2023 from $11.0 million for the three-month period ended September 30, 2022, an increase of $2.9 million, or 26%. The increase was primarily due to an increase in salary expense, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period.

Selling, general and administrative expenses in our digital segment increased to $42.2 million for the nine-month period ended September 30, 2023 from $28.6 million for the nine-month period ended September 30, 2022, an increase of $13.6 million, or 48%. The increase was primarily due to an increase in salary expense, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period.

Television

Net Revenue. Net revenue in our television segment decreased to $29.6 million for the three-month period ended September 30, 2023 from $35.7 million for the three-month period ended September 30, 2022. This decrease of $6.1 million, or 17%, in net revenue was primarily due to decreases in political advertising revenue and national advertising revenue, partially offset by increases in local advertising revenue and spectrum usage rights revenue.

Net revenue in our television segment decreased to $89.8 million for the nine-month period ended September 30, 2023 from $98.9 million for the nine-month period ended September 30, 2022. This decrease of $9.1 million, or 9%, in net revenue was primarily due to decreases in political advertising revenue and national advertising revenue, partially offset by increases in local advertising revenue, spectrum usage rights revenue and retransmission consent revenue.

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

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.0 million for the three-month period ended September 30, 2023 from $14.9 million for the three-month period ended September 30, 2022.

Direct operating expenses in our television segment increased to $44.7 million for the nine-month period ended September 30, 2023 from $43.7 million for the nine-month period ended September 30, 2022, an increase of $1.0 million, or 2%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $4.9 million for the three-month period ended September 30, 2023 from $5.1 million for the three-month period ended September 30, 2022, a decrease of $0.2 million, or 3%. The decrease was primarily due to a decrease in bad debt expense.

Selling, general and administrative expenses in our television segment decreased to $15.1 million for the nine-month period ended September 30, 2023 from $15.3 million for the nine-month period ended September 30, 2022, a decrease of $0.2 million, or 1%. The decrease was primarily due to a decrease in bad debt expense.

Audio

Net Revenue. Net revenue in our audio segment decreased to $13.4 million for the three-month period ended September 30, 2023 from $16.5 million for the three-month period ended September 30, 2022. This decrease of $3.1 million, or 19%, in net revenue was primarily due to a decrease in political advertising revenue, and decreases in local and national advertising revenue.

Net revenue in our audio segment decreased to $39.1 million for the nine-month period ended September 30, 2023 from $44.0 million for the nine-month period ended September 30, 2022. This decrease of $4.9 million, or 11%, in net revenue was primarily due to a decrease in political advertising revenue, and decreases in local and national advertising revenue.

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

Direct Operating Expenses. Direct operating expenses in our audio segment increased to $7.6 million for the three-month period ended September 30, 2023 from $7.1 million for the three-month period ended September 30, 2022, an increase of $0.5 million, or 7%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and due to an increase in salaries.

Direct operating expenses in our audio segment increased to $22.4 million for the nine-month period ended September 30, 2023 from $20.8 million for the nine-month period ended September 30, 2022, an increase of $1.6 million, or 8%. The increase was primarily due to an increase in non-cash stock-based compensation, which is mainly a result of the 2023 annual RSU grant timing mentioned above, and due to an increase in salaries.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our audio segment increased to $3.2 million for the three-month period ended September 30, 2023 from $3.1 million for the three-month period ended September 30, 2022.

Selling, general and administrative expenses in our audio segment increased to $11.0 million for the nine-month period ended September 30, 2023 from $9.2 million for the nine-month period ended September 30, 2022, an increase of $1.8 million, or 20%. The increase was primarily due to increased rent expense in temporary office space until the move to our new permanent offices, which was completed in June 2023.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income attributable to common stockholders of $18.1 million and $29.3 million for the years ended December 31, 2022 and 2021, respectively, and a net loss attributable to common stockholders of $3.9 million for the year ended December 31, 2020. We had positive cash flow from operations of $78.9 million, $65.3 million and $63.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. We had positive cash flow from operations of $69.1 million for the nine-month period ended September 30, 2023. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $110.6 million, and available for sale marketable securities in the additional amount of $18.1 million, as of September 30, 2023.

Our liquidity is not materially affected by the amounts held in accounts outside the United States. The majority of our cash and cash equivalents is held outside the United States, primarily in Uruguay, Spain, Ecuador and Singapore, none of which countries have foreign currency controls. We hold smaller amounts of cash in certain countries that do have foreign currency controls, including South Africa and Argentina, which could impact our ability to freely repatriate such funds from those countries to the United States.

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

As of September 30, 2023, the interest rate on our Term A Facility and the drawn portion of the Revolving Credit Facility was 8.16%.

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

Consolidated EBITDA

Consolidated EBITDA decreased to $41.4 million for the nine-month period ended September 30, 2023 compared to $66.6 million for the nine-month period ended September 30, 2022. As a percentage of net revenue, consolidated EBITDA decreased to 5% for the nine-month periods ended September 30, 2023 from 10% for the nine-month periods ended September 30, 2022.

Consolidated EBITDA, which is defined in the 2023 Credit Agreement, is a non-GAAP measure. For a reconciliation of consolidated EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 39.

Share Repurchase Program

On March 1, 2022, our Board of Directors approved a share repurchase program of up to $20 million of our Class A common stock. Under this share repurchase program, we are authorized to purchase shares of our Class A common stock from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

In the three- and nine-month periods ended September 30, 2023, we did not repurchase any shares of our Class A common stock. As of September 30, 2023, we have repurchased a total of 1.8 million shares of our Class A common stock under the current share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of September 30, 2023.

Cash Flow

Net cash flow provided by operating activities was $69.1 million for the nine-month period ended September 30, 2023, compared to net cash flow provided by operating activities of $78.1 million for the nine-month period ended September 30, 2022. We had net income of $2.4 million for the nine-month period ended September 30, 2023, which included non-cash items such as deferred income taxes of $0.2 million, depreciation and amortization expense of $20.3 million, change in fair value of contingent consideration of $8.9 million, non-cash stock-based compensation of $17.1 million, and loss on debt extinguishment of $1.6 million. We had net income of $19.4 million for the nine-month period ended September 30, 2022, which included non-cash items such as deferred income taxes of $3.2 million, depreciation and amortization expense of $19.2 million, change in fair value of contingent consideration of $6.8 million, non-cash stock-based compensation of $8.0 million, and gain on disposal of property and equipment of $0.6 million. We expect to have positive cash flow from operating activities for the 2023 year.

Net cash flow used in investing activities was $13.9 million for the nine-month period ended September 30, 2023, compared to net cash flow used in investing activities of $56.0 million for the nine-month period ended September 30, 2022. During the nine-month period ended September 30, 2023, we spent $11.4 million on purchases of marketable securities and $19.9 million in net capital expenditures, made a loan of $13.6 million, spent $6.9 million on purchase of businesses, and received $38.1 million from the sale of marketable securities. During the nine-month period ended September 30, 2022, we spent $92.5 million on purchases of marketable securities, spent $7.9 million in net capital expenditures, spent $5.2 million on investments in VIEs, net of cash consolidated, received $46.9 million from the sale of marketable securities, and received $2.7 million from the sale of property and equipment and intangibles. We anticipate that our capital expenditures will be $21.5 million during the full year 2023. Of this amount, we have been reimbursed $3.5 million in connection with our new office lease as of September 30, 2023, and expect that an additional amount of $0.4 million will be reimbursed in connection therewith. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $55.2 million for the nine-month period ended September 30, 2023, compared to net cash flow used in financing activities of $85.7 million for the nine-month period ended September 30, 2022. During the nine-month period ended September 30, 2023, we made debt payments of $214.5 million, dividend payments of $13.2 million, distributions to noncontrolling interest of $3.4 million, payments of contingent consideration of $35.1 million, payments of $1.8 million of debt issuance costs, payments for taxes related to shares withheld for share-based compensation plans of $0.2 million, and received $212.4 million proceeds from borrowings on debt and $0.6 million related to the issuance of common stock upon the exercise of stock options. During the nine-month period ended September 30, 2022, we made payments of contingent consideration of $65.3 million, dividend payments of $6.4 million, debt payments of $2.5 million, payments for taxes related to shares withheld for share-based compensation plans of $0.3 million, spent $11.3 million for the repurchase of Class A common stock, and received $0.2 million related to the issuance of common stock upon the exercise of stock options.

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

Additionally, we are dependent upon one single global media company for the majority of our consolidated revenue, which amounted to 54% and 53% of our consolidated revenue for the three- and nine-month periods ended September 30, 2023, respectively, and 49% and 51% of our consolidated revenue for the three- and nine-month periods ended September 30, 2022, respectively. We expect that this dependence will continue. The loss of all or a substantial part of this revenue would have a significant adverse effect on our liquidity and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may affect our financial position, results of operations and/or cash flows due to adverse changes in the financial markets. We are also exposed to market risk from changes in the base rates on our 2023 Credit Facility.

Interest Rates

As of September 30, 2023, we had $209.0 million of variable rate bank debt outstanding under our 2023 Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio or (ii) the Base Rate (as defined in the 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the SOFR were to increase by a hypothetical 100 basis points, or one percentage point, from its September 30, 2023 level, our annual interest expense would increase and cash flow from operations would decrease by $2.1 million based on the outstanding balance of our term loan as of September 30, 2023.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, certain other Latin American currencies and various Asian currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2023 would not be material to our consolidated results of operations or overall financial condition. Our operating expenses are primarily denominated in U.S. dollars. In addition, certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, such as Spain, Latin American countries and other countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

As our international operations continue to grow, our risks associated with fluctuation in currency rates will become greater and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the amount of operating expense of our international operations, which are primarily related to our digital business. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations historically have not had a material effect on our operating results and cash flows.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

On March 1, 2022, our Board of Directors approved a share repurchase program of up to $20 million of our Class A common stock. Under this share repurchase program, we are authorized to purchase shares of our Class A common stock from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

In the three- and nine-month periods ended September 30, 2023, we did not repurchase any shares of our Class A common stock. As of September 30, 2023, we have repurchased a total of 1.8 million shares of our Class A common stock under the current share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

10.1(1)†	Executive Compensation Letter Agreement effective as of July 1, 2023 by and between the Company and Juan Saldívar von Wuthenau

10.2(1)†	Participation Agreement effective as of July 1, 2023 by and between the Company and Juan Saldívar von Wuthenau

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

† Management contract or compensatory plan, contract or arrangement.

(1) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 14, 2023.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ Christopher T. Young
Christopher T. Young Chief Financial Officer and Treasurer

Date: November 2, 2023