Form 10-K
period 2023-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2024-03-14
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 was approximately $304,852,197 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 11, 2024, there were 80,166,193 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders scheduled to be held on May 30, 2024 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•
risks related to our substantial indebtedness and/or our ability to raise capital;
•
provisions of our debt instruments, including the agreement dated as of March 17, 2023, or the 2023 Credit Agreement, which governs our current credit facility, or the 2023 Credit Facility, the terms of which restrict certain aspects of the operation of our business;
•
our continued compliance with all of our obligations under the 2023 Credit Agreement, including compliance with financial covenants and ratios thereunder;
•
the impact of changing preferences, if any, among audiences favoring newer forms of media, including digital and other forms of such media, over traditional media, including television and radio;
•
the ability to keep up with rapid technological and other changes, and compete effectively, in new forms of media, including digital media;
•
the impact of existing and possible additional legislative and/or regulatory action, as well as evolving industry standards applying to our business;
•
the ability to manage our growth effectively, including the ability to integrate successfully recently acquired businesses, particularly with respect to the global expansion of our digital operations;
•
the ability to hire and retain qualified personnel;
•
the ability to establish and maintain internal financial and reporting systems that are of the type required of U.S. public companies;
•
cancellations or reductions of advertising due to the then-current economic environment or otherwise;
•
changes in advertising rates due to the then-current economic environment or otherwise;
•
the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
•
the impact of changing preferences among U.S. Hispanic audiences for Spanish-language programming, especially among younger age groups;
•
the success of our emphasis on local news, including, but not limited to, the impact such effort may have in generating political advertising revenue;
•
our relationship with TelevisaUnivision, Inc., or TelevisaUnivision;
•
the extent to which we continue to generate revenue under retransmission consent agreements and spectrum usage rights;
•
our dependence upon a single global media company, Meta Platforms, Inc. (formerly known as Facebook Inc.), or Meta, for the majority of our revenue, which dependence we expect to continue;
•
the loss of our largest digital advertising segment commercial partner, which has created uncertainties and risks in our digital segment and our operations as a whole;
•
the risk of impairment of our assets, including but not limited to our digital assets;
•
uncertainties associated with a review of our operating strategy and cost structure, which review has been initiated;
•
the effectiveness with which we handle credit risk in our digital segment;
•
the impact of a strengthening U.S. dollar on our overseas operations, including but not limited to our exposure between the time that we invoice in local currency and deposit the related collections into U.S. dollar-denominated accounts;
•
the impact of any potential future impairment of our assets; and
•
legal, political and other risks associated with our rapidly expanding operations located outside the United States.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 11 below.

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

Our digital segment, whose operations are primarily located in Europe, Latin America, Asia, the United States and Africa, reaches a global market, with a focus on advertisers that wish to advertise on digital platforms owned and operated primarily by global media companies. We have commercial partnerships with Meta, ByteDance Ltd., or ByteDance, which owns the TikTok platform, X Corp., or X (formerly known as Twitter), Spotify AB, or Spotify, Snap Inc., or Snap, and Pinterest, Inc., or Pinterest. Additionally, marketers can use our Smadex programmatic ad purchasing platform to deliver targeted advertising to audiences around the globe.

On March 4, 2024, we received a communication from Meta that it intends to wind down its authorized sales partner, or ASP, program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. We expect that the termination of this program will have a material effect on our digital operations and results of operations and that our consolidated and digital segment revenue and cash flow from operations will be materially and adversely affected in future periods. As a result, we have initiated a review of our current digital strategy and operations, discussed in more detail below. The discussion regarding our digital operations throughout this report, including all references to our commercial relationship as an ASP with Meta, and the impact that the termination by Meta of the ASP program is expected have on our business, including our results of operations and consolidated and digital segment revenue and cash flow from operations, should be read in consideration of this recent announcement. See “Digital” below, Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our digital strategy is to reach connected consumers throughout the world. We have commercial partnerships with some of the world's leading platforms and are investing in programmatic advertising technology to capture the significant and rapidly growing digital advertising industry. Global digital advertising spending is expected to grow from $611 billion in 2024 to $920 billion in 2027, with digital advertising accounting for 75% of total advertising spend by then, according to eMarketer.

Our television and audio operations reach and engage U.S. Hispanics in the United States. We own and/or operate 49 primary television stations. Our television operations comprise the largest affiliate group of both the top-ranked Univision television network and TelevisaUnivision’s UniMás network, with TelevisaUnivision-affiliated stations in 15 of the nation’s top 50 U.S. Hispanic markets. We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and operate 44 radio stations, consisting of 37 FM and 7 AM stations, in 14 U.S. markets.

For our television and audio segments, our strategy is to reach Hispanic audiences primarily in the United States and along or near the United States/Mexico border. We own and/or operate media properties in 13 of the 20 highest-density U.S. Hispanic markets. Currently, we seek to capitalize on growing U.S. political advertising revenue, as a result of what is generally regarded as a more competitive political environment among Hispanic voters. According to eMarketer, political advertising in the United States is expected to reach $12.3 billion in 2024, which represents a 24% increase from 2022, the last Congressional mid-term election year, and a 29% increase from 2020, the last presidential election year.

Historically, through our television and audio segments, we focused primarily on the U.S. Hispanic market, and our television and audio segments continue to focus on this core consumer. Additionally, with the growth of our digital segment, we now also focus on advertisers attempting to reach online users throughout the world. We have relied historically on TelevisaUnivision as one of the key strategic partners in our business and TelevisaUnivision remains our primary strategic relationship in our television segment. As our digital segment has grown, we now also rely significantly on global and other media companies as our strategic partners.

Our net revenue for the year ended December 31, 2023 was $1,106.9 million. Of this amount, revenue generated by our digital segment accounted for approximately 84%, revenue generated by our television segment accounted for approximately 11%, and revenue generated by our audio segment accounted for approximately 5% of total revenue.

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

Digital

With a presence on five continents and personnel located in 39 countries, we provide integrated, end-to-end digital advertising solutions that allow advertisers to reach online users worldwide, through operations that are located in Europe, Latin America, Asia, the United States, and Africa. Our digital operations are the result primarily of a series of strategic acquisitions we have made over the last few years. For information regarding certain of these acquisitions, see Notes 3 and 10 to Notes to Consolidated Financial Statements.

Our Solutions

We have developed a suite of end-to-end digital advertising solutions, both organically and as a result of a series of acquisitions, that allow advertisers to reach online users worldwide. These solutions are comprised of three business units:

•
Entravision Global Partners, our digital commercial partnerships business;
•
Smadex, our programmatic ad purchasing platform; and
•
our mobile growth solutions business.

Entravision Global Partners

Our largest digital business unit is Entravision Global Partners, our digital commercial partnerships business, in which we act as an intermediary between primarily global media companies and advertisers, which consist of either the enterprise running the advertisement or its ad agency. As such, our customers are both these primarily global media companies and advertisers. Through local sales teams that are dedicated to these media companies, as of the date of this report, we have commercial partnerships in 31 countries worldwide, primarily in emerging markets. We have contractual relationships, some of which are exclusive, with these media companies, to sell their digital advertising inventory on the digital platforms that they own and operate in certain countries. We then sell this advertising inventory to advertisers.

Some of our more recognizable partnerships include the following:

•
Meta's only authorized commercial partner in 11 countries in Latin America, and Ghana, Iceland and Mongolia; although, as previously noted, Meta has informed us that they will be ending this partnership during the first half of 2024;
•
ByteDance's exclusive commercial partner in Pakistan and non-exclusive commercial partner in six other countries in Asia;
•
X's non-exclusive commercial partner in three countries in Asia;
•
Spotify's exclusive commercial partner in 16 Latin American countries and non-exclusive partner in three countries in Asia;
•
Snap's non-exclusive commercial partner in four countries in Asia; and
•
Pinterest's non-exclusive international commercial partner.

In markets where we have partnerships, we help advertisers achieve their goals through a mix of value-added services, including local support, local billing and credit services, and consultation on the strategic and optimization aspects of advertising campaigns.

On March 4, 2024, we received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. This decision by Meta will have a material impact on our digital operations.

Smadex

Smadex is our proprietary programmatic ad purchasing platform, which is also known in our industry as a "demand-side” platform. It provides advertising solutions to customers, primarily mobile app developers, in 116 countries. A demand-side platform enables advertisers to purchase advertising electronically and manage data-driven advertising campaigns via global online marketplaces where media companies aggregate their advertising inventory. Programmatic advertising, in addition to being automated, is intended to enable more precise audience targeting of online users in advertising campaigns because of the aggregation, analysis and use of data about the online users who are the targets of the advertising campaigns. Smadex has focused its business on mobile app developers. The services we offer with Smadex can be either self-service, which means the customer drives the ad purchasing function using the Smadex platform directly to process the purchase, or managed, which means our knowledgeable operations team implements the advertising campaign.

The Smadex platform utilizes proprietary technology, including artificial intelligence, on a cloud-based infrastructure. Smadex employs software engineers who design hundreds of algorithms that rapidly process millions of data points from previous ad campaigns, together with the ad campaign details that our advertisers enter into the Smadex user interface, to programmatically acquire advertising inventory from online marketplaces for advertising inventory. The resulting analytics allow advertisers to bid on and instantaneously acquire the advertising inventory that they value the most, pay less for advertising inventory they value less and refrain from bidding on advertising inventory that does not fit their ad campaign parameters.

Mobile Growth Solutions

Our mobile growth solutions business provides advertisers in 45 countries with opportunities to reach mobile device users. This business provides managed services similar to Smadex, except our sales teams use third-party programmatic platforms.

For the year ended December 31, 2023, we had more than 7,800 advertisers in a diverse number of industries. We do not believe that our business is substantially dependent upon any individual advertiser or industry. However, the loss of the ASP program with Meta, described above, will have an adverse impact on our digital business generally and results of operations. See Item 1A, "Risk Factors" and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Data Use

Our ability to optimize performance of advertising campaigns and help advertisers determine the effectiveness of those advertising campaigns depends on our ability to successfully aggregate and leverage data, including data that we collect from advertisers, platforms, technology companies and third parties, as well as data we access from our own operating history. Using cookies and non-cookie-based software, we collect information about the interactions of online users with advertisers and digital platforms owned and operated by media companies. Through data analytics, we also enable advertisers to gain insights into the performance of their advertising campaigns and manage those campaigns with a view toward maximizing return on their advertising investment. Key to our ability to aggregate such data is using certain tracking software in our business. Programmatic advertising companies use unique identifiers to track online user activity across the Internet and apps. It is this tracking ability that allows advertisers to both send an online user who meets the parameters of an advertising campaign targeted advertisements and determine how successful their advertising campaigns are. This tracking ability is restricted by a number of factors. This is a dynamic and rapidly evolving area. See Item 1A, “Risk Factors”.

Digital Competition

The digital advertising business is dynamic, rapidly changing and highly competitive, influenced by frequent technological advances, trends in both the overall advertising and digital advertising markets, changing customer perceptions and expectations, and governmental or regulatory oversight and action in the areas of data privacy and others.

Entravision Global Partners competes with companies such as Aleph Group, Inc., which also serves as a commercial partner to media companies worldwide. Smadex competes with other demand-side platforms such as The Trade Desk, Inc., Criteo Corp., Liftoff, Inc. and Moloco, Inc., which also have a global presence selling advertisements through their ad purchasing platforms. We also compete with global media companies themselves, including Meta and Google, as well as other media companies which sell digital advertising inventory directly through their own ad purchasing platforms to advertisers. Those media companies, like Meta, may choose to terminate their commercial partnership agreements with us and other partners and exclusively sell advertising inventory directly through their own platforms. Many of our competitors in the digital advertising business have significantly larger financial resources and/or longer operating histories than we have in this space.

Television

Overview

We own and/or operate TelevisaUnivision-affiliated television stations in 21 markets, including 15 of the top 50 Hispanic markets in the United States. Our television operations comprise the largest affiliate group of TelevisaUnivision's Spanish-language Univision and UniMás networks. Univision is among the most-watched broadcast television networks among U.S. Hispanics, and, according to TelevisaUnivision, is available in approximately 57% of U.S. Hispanic television households, while UniMás is among the leading Spanish-language broadcast television networks.

Our Relationship with TelevisaUnivision

Our network affiliation agreement with TelevisaUnivision provides certain of our owned stations the exclusive right to broadcast TelevisaUnivision’s primary Univision network and UniMás network programming in their respective markets. We also generate revenue under a marketing and sales agreement with TelevisaUnivision, which give us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver. Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements with multichannel video programming distributors, or MVPDs, for our Univision- and UniMás-affiliated television station signals. Revenue generated from retransmission consent agreements represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. The term of each of these current agreements expires on December 31, 2026 for all of our Univision and UniMás network affiliate stations. TelevisaUnivision also owns approximately 10% of our common stock on a fully-converted basis. For more information regarding these agreements and the stock that TelevisaUnivision owns, see Note 15 to Notes to Consolidated Financial Statements.

Local News

We believe that providing local content, particularly local news, is an important part of serving our communities. We also believe that our local news will help us capitalize on rapidly growing U.S. political advertising revenue, particularly as such advertising targets our primarily U.S. Hispanic viewership, because of what is generally regarded as a more competitive political environment among Hispanic voters.

Over the last several election cycles, numerous pollsters and other sources have reported on both the increasing strength and competitiveness of the Hispanic vote in the United States. According to Pew Research Center, an estimated 36.2 million U.S. Hispanics are eligible to vote this year, up from 32.3 million in 2020, representing 50% of the total growth in eligible voters during this time. Hispanics have grown at the second-fastest rate of any major racial and ethnic group in the U.S. electorate since the last presidential election and represent an estimated 14.7% of all eligible voters this year, an all-time high. Additionally, recent polling, although early in this year’s Presidential election cycle, indicates an even more competitive environment for the Hispanic vote compared to four years ago.

We have benefited from political advertising expenditures in the form of significant revenue from political advertising in Presidential election years (2016, 2020, etc.) and Congressional election years (2018, 2022, etc.). Political advertising revenue was actually higher in 2022, the last Congressional election year, than it was in 2020, the last Presidential election year, and in 2018, the previous Congressional election year, than it was in 2016, the previous Presidential election year. In fact, 2022 marked the fourth election cycle in a row where we benefited from increased political advertising revenue compared to the previous election cycle, including substantial increases in political advertising revenue in the 2020 and 2022 election cycles compared to all previous election cycles.

We have identified the importance of the Hispanic electorate as a key focus for advertisers in our television segment. We have TV stations in some of the most competitive states, electorally speaking, including Nevada and Arizona; states with large populations and therefore many candidates for office seeking votes, including California and Texas; and states where a large percentage of the electorate is Hispanic, including New Mexico and Colorado. We have television properties in many states that we believe may be important in Senate and House races in 2024.

In order to capitalize on this opportunity, during 2023 we developed a strategy to enhance significantly our local news programming, which we believe will be an important path to maximize additional political advertising revenue in 2024. We have made substantial investments in our political sales team and our news operations to capitalize on advertising inventory during our newscasts.

As a result of implementing this strategy, we have added 107 new weekly newscasts on our TelevisaUnivision- affiliated television stations, delivering more than 400 hours of weekly news coverage across 415 newscasts. We believe the advertising inventory during these newscasts is valuable to advertisers, including political advertisers. According to Nielsen, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in nine of our television markets among adults 18-49 and 25-54 years of age, including ties. We will continue to monitor the situation to take advantage of additional opportunities to maximize political advertising revenue during the current election cycle.

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations in order of market rank and its respective market:

Market and Market Rank (by Hispanic Households)	Call Letters	Principal Programming Stream	Market and Market Rank (by Hispanic Households)	Call Letters	Principal Programming Stream
10. Orlando-Daytona Beach- Melbourne, Florida	WOTF-TV	Other	42. Odessa-Midland, Texas	KUPB-TV	Univision
			45. Laredo, Texas	KLDO-TV KETF-CD (1) KXOF-CD(1)	Univision UniMás Fox
11. Harlingen-Weslaco- Brownsville-McAllen, Texas	KNVO-TV KTFV-CD (1) KMBH-LD (1) KXFX-CD(1) KFXV-TV KCWT-CD(1)	Univision UniMás Fox Fox Fox CW
			49. Colorado Springs-Pueblo, Colorado	KVSN-DT KGHB-CD(1)	Univision UniMás
			50. Santa Barbara-Santa Maria-San Luis Obispo, California	KPMR-TV K17GD-D (1) K32LT-D(1) KTSB-CD(1) K10OG-D(1)	Univision Univision Univision UniMás UniMás
13. Tampa-St. Petersburg (Sarasota), Florida	WFTT-TV	Other
16. Washington, D.C.	WMDO-CD (1)(4) WJAL-TV(4)	LATV Other
			54. Palm Springs, California	KVER-CD(1) KVES-LD(1) KEVC-CD(1) KMIR-TV KPSE-LD(1)	Univision Univision UniMás NBC Other
17. San Diego, California	KBNT-CD (1) KHAX-LD (1) KDTF-LD(1)	Univision Univision UniMás
18. Denver-Boulder, Colorado	KCEC-TV (2) KTFD-TV	Univision UniMás
			55. Lubbock, Texas	KBZO-LD(1)	Univision
19. El Paso, Texas	KINT-TV KTFN-TV	Univision UniMás	62. Wichita-Hutchinson, Kansas	KDCU-DT	Univision
20. Albuquerque-Santa Fe, New Mexico	KLUZ-TV (2) KTFQ-TV	Univision UniMás	63. Reno, Nevada	KREN-TV KRNS-CD(1)	Univision UniMás
23. Boston, Massachusetts	WUNI-TV (2) WUTF-TV	Univision UniMás	66. Springfield-Holyoke, Massachusetts	WHTX-LD(1)	Univision
24. Las Vegas, Nevada	KINC-TV KNTL-LD (1) KELV-LD(1)	Univision Univision UniMás	107. San Angelo, Texas	KEUS-LD(1) KANG-LD (1)	Univision UniMás
			(—) Tecate, Baja California, Mexico (San Diego)	XHDTV-TV (3)	Other
30. Hartford-New Haven, Connecticut	WUVN-TV (4) WUTH-CD(1)(4)	Univision UniMás	(—) Tijuana, Baja California,	XHAS-TV (3)	Other
			(—) Matamoros, Tamaulipas, Mexico (Harlingen- Weslaco-Brownsville- McAllen)	XHRIO-TV (3)(5)	Not currently broadcasting
33. Corpus Christi, Texas	KORO-TV KCRP-CD (1)	Univision UniMás
36. Monterey-Salinas-Santa Cruz, California	KSMS-TV (4) KDJT-CD(1)(4)	Univision UniMás
39. Yuma, Arizona-El Centro, California	KVYE-TV KAJB-TV (2)	Univision UniMás

(1)
CD” in call signs indicates that a station is operated as a Class A digital television service. Certain stations without this “CD” designation are also Class A stations. “LD” in call signs indicates that a station is operated as a low-power digital television service.
(2)
We provide the sales and marketing function of this station under a marketing and sales arrangement.
(3)
We hold a minority, limited voting interest in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide solely the programming and related services under a time brokerage arrangement.
(4)
In a “channel sharing” arrangement, two broadcast television stations, each holding its own broadcast authorization, agree to share the bandwidth of a single broadcast channel, with the two stations transmitting separate program streams on that channel.

We multicast network programming streams at most of our television stations, along with our primary network program streams. We periodically evaluate these multicasting operations as well as the amount of bandwidth we must allocate to our primary program streams. The Federal Communications Commission, or FCC, has promulgated regulations allowing broadcast stations to offer, on a voluntary basis, next generation digital television services using the Advanced Television Systems Committee's 3.0 standard (“ATSC 3.0”), which the FCC has called Next Gen TV. In doing so, full power broadcast television stations must offer ATSC 3.0 services alongside a standard ATSC 1.0 digital signal and there will not be a mandatory transition period. We are considering how we will participate in the adoption of ATSC 3.0 technology and we are monitoring how ATSC 3.0 is being adopted and accepted by viewers and advertisers.

Television Competition

We face intense competition in the television broadcasting business. In each television market, we typically compete with the local affiliates of the five principal English-language television networks, NBC, ABC, CBS, Fox and the CW Network. In certain markets, we also compete with the local affiliates of Telemundo as well as other Spanish-language networks. Several of the companies with which we compete have significantly greater resources and longer operating histories than we do. We also directly or indirectly compete with all other forms of media. Advertisers allocate finite advertising budgets across different media. We believe that the advent of new technologies and services, including digital advertising, may result in continued emphasis by certain advertisers on these new technologies and services as compared to legacy media, such as television and radio.

Audio

Overview

We own and operate 44 radio stations (37 FM and 7 AM), 39 of which are located in the top 50 Hispanic markets in the United States. According to Nielsen, our radio stations broadcast into markets with a total population of approximately 19 million U.S. Hispanics, which is approximately 31% of the Hispanic population in the United States.

Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with all locally produced programming. Each of our three radio networks primarily target Hispanic listeners and appeal to different preferences, demographics and age groups. We broadcast, on an exclusive basis, NFL games in Spanish in the 2023-24 season, including Sunday Night Football, Monday Night Football, and the NFL playoffs, on 15 radio stations. We have an option to renew this contract with the NFL for the 2024-25 season. Through our partnership with Fútbol de Primera, we will also broadcast the 2024 Copa América and the 2026 FIFA World Cup on our radio stations.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations in order of market rank and its respective market:

Market and Market Rank (by Hispanic Households)	Station	Frequency	Market and Market Rank (by Hispanic Households)	Station	Frequency
1. Los Angeles-San Diego- Ventura, California	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 MHz 103.1 MHz 103.1 MHz 107.1 MHz 107.1 MHz 107.1 MHz	19. El Paso, Texas	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 MHz 93.9 MHz 94.7 MHz 1650 kHz 1150 kHz
			20. Albuquerque-Santa Fe, New Mexico	KRZY-FM KRZY-AM	105.9 MHz 1450 kHz
3. Miami-Ft. Lauderdale- Hollywood, Florida	WLQY-AM	1320 kHz
			24. Las Vegas, Nevada	KRRN-FM KQRT-FM	92.7 MHz 105.1 MHz
9. Phoenix, Arizona	KLNZ-FM KDVA-FM KVVA-FM	103.5 MHz 106.9 MHz 107.1 MHz
			36. Monterey-Salinas-Santa Cruz, California	KLOK-FM KSES-FM KMBX-AM	99.5 MHz 107.1 MHz 700 kHz
11. Harlingen-Weslaco-Brownsville-McAllen, Texas	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 MHz 99.5 MHz 101.1 MHz 107.9 MHz
			39. Yuma, Arizona-El Centro, California	KSEH-FM KMXX-FM	94.5 MHz 99.3 MHz
			54.Palm Springs, California	KLOB-FM KPST-FM	94.7 MHz 103.5 MHz
12.Sacramento-Stockton- Modesto, California	KRCX-FM KHHM-FM KNTY-FM KXSE-FM KMIX-FM KTSE-FM KCVR-FM	99.9 MHz 101.9 MHz 103.5 MHz 104.3 MHz 100.9 MHz 97.1 MHz 98.9 MHz
			55.Lubbock, Texas	KAIQ-FM KBZO-AM	95.5 MHz 1460 kHz
			63. Reno, Nevada	KRNV-FM	102.1 MHz
18. Denver-Boulder Aspen, Colorado	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 MHz 96.5 MHz 1090 kHz 107.1 MHz

Radio Competition

We face intense competition in the radio broadcasting business. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media. Our primary competitors in our markets in Spanish-language radio are TelevisaUnivision, iHeartMedia Inc. (formerly Clear Channel Communications Inc.), Audacy (formerly Entercom, Inc.) and Spanish Broadcasting System, Inc. These and many of the other companies with which we compete are companies that have significantly greater resources and longer operating histories than we do. We also directly or indirectly compete with all other forms of media. Advertisers allocate finite advertising budgets across different media. We believe that the advent of new technologies and services, including digital advertising on digital platforms owned and operated by media companies, may result in continued emphasis by certain advertisers on these new technologies and services as compared to legacy media, such as television and radio.

Seasonality

Our digital operations are not significantly subject to seasonality, although net revenue in our digital segment generally increases in each fiscal quarter over the course of the year. Seasonal net revenue fluctuations are common in television and radio broadcasting, and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In our television and audio segments, our first fiscal quarter generally produces the lowest net revenue for the year, and our second and third fiscal quarters generally produce the highest net revenue for the year. In addition, advertising revenue across our segments is generally higher during presidential election years (2020, 2024, etc.) and, to a lesser degree, Congressional mid-term election years (2022, 2026, etc.), resulting from increased political advertising in those years compared to other years. In addition, revenue from political advertising can be affected by such factors as actual or perceived competitiveness of races in the markets we serve, which we experienced in 2022, despite its being a Congressional mid-term election, resulting in record revenue from political advertising for us. Advertising revenue in our audio segment is also generally higher during years when we broadcast the FIFA World Cup on our radio stations (2022, 2026, etc.).

Regulation of Digital Advertising

We are subject to many U.S. federal and state laws and regulations, as well as laws and regulations of other jurisdictions, applicable to businesses engaged in providing digital advertising services. The United States and certain foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising activities and the use of consumer data and personally identifying information, or PII, in digital advertising. In general, these laws limit the use of PII, impose substantial information security obligations, limit our ability to transfer data across national borders, provide consumers with expanded rights to access and delete their data and PII, limit the retention and use of that information, and provide consumers with the right to opt out of the sharing of personal data for retargeting and certain customized advertising purposes. Examples of these laws include several US state privacy laws and regulations, such as the California Consumer Privacy Act of 2018, the California Privacy Rights Act, or the CPRA, and the General Data Protection Regulation, or GPDR, which applies to activities conducted from an establishment in the European Union, or the E.U., or the United Kingdom, or the U.K. These privacy and data-protection related laws and regulations are evolving rapidly, with new or modified laws and regulations proposed and implemented frequently, and existing laws and regulations subject to new or different interpretations.

Compliance with general consumer data privacy practices is enforced by the Federal Trade Commission, or the FTC, and State Attorneys General in the United States. The FTC may bring enforcement actions under its enforcement authority under Section 5 of the Federal Trade Commission Act of 1914, as amended, to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies, data security, consumer tracking and data aggregation.

We also participate in industry self-regulatory programs, including the Interactive Advertising Bureau, or IAB, under which, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising, and allow them to opt out from the use of data we collect for the delivery of targeted advertising. Certain industry standard technology solutions seek to facilitate compliance with various U.S. and foreign laws. These include the IAB’s Transparency and Control Framework, or TCF, which manages compliance for digital advertising under the GDPR and other E.U. and U.K. privacy laws; and the IAB’s Multi-State Privacy Agreement, or MSPA, which assists advertising agencies, marketers, publishers and ad-tech companies to comply with state privacy laws. Use of these solutions can create additional costs and complexity for us in engaging with customers and digital commercial partners, and will require effort to monitor the impact of proposed changes, all of which may increase operating costs, or limit our ability to operate or expand our business. Some self-regulatory bodies have the ability to discipline members or participants. Additionally, they could refer violations of their requirements to the FTC or other regulators.

Regulation of Television and Radio Broadcasting

General. The FCC regulates television and radio broadcast stations pursuant to the Communications Act. Among other things, the FCC determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, changes in ownership, control, operation and employment practices of stations.

A licensee’s failure to observe current and future requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of renewal terms of less than eight years, the grant of a license renewal with conditions or, in the case of particularly egregious violations, the denial of a license renewal application, the revocation of an FCC license or the denial of FCC consent to acquire additional broadcast properties.

FCC Licenses. Television and radio stations operate pursuant to licenses that are granted by the FCC for a term of eight years, subject to renewal upon application to the FCC. We continually monitor our stations’ compliance with the various regulatory requirements that are necessary for the FCC renewal process.

License applications for certain of our stations remain pending. The affected stations are authorized to continue operations until the FCC acts upon the renewal applications. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect.

Ownership Matters. The FCC applies a series of broadcast ownership rules that, among other things, limit the amount of foreign ownership, capitalization structures, cross-ownership by directors and officers in companies such as ours. We monitor these rules carefully to assure compliance.

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

With regard to the national television ownership limit, a company can own television stations collectively reaching up to a 39% share of U.S. television households. Limits on ownership of multiple local television stations still apply, even if the 39% limit is not reached on a national level. The FCC has an open proceeding to determine whether and how to apply the UHF discount policy, whereby UHF stations are deemed to serve only one-half of the population in their television markets.

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

For the three-year period that commenced on January 1, 2024, we elected “retransmission consent” with most of the MVPDs that carry our full-service television programming in our television markets. We have arrangements or have entered into agreements with nearly all of our MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights.

Human Capital Management

As of December 31, 2023, we had approximately 1,657 employees in approximately 39 countries worldwide. Approximately 637 employees were employed in the United States and approximately 1,020 employees were employed in foreign countries. We are a global company, and as a result we endeavor to have a diverse and inclusive workforce reflective of our international footprint. While we do not employ specific human capital measures in our business, we are committed to the overall health, safety and wellness of our employees globally. We offer our employees various health and wellness benefits that are tailored to the countries in which they are located, which we believe provide a sense of security. We also offer career growth and development opportunities. For example, we make available to our sales team, on a global basis, training to enhance their job-related skills.

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

ITEM 1A. RISK FACTORS

Risks in Our Digital Operations

If we fail to maintain and grow our relationships with media companies, our business, results of operations and financial condition could be adversely affected.

Entravision Global Partners currently has commercial agreements with Meta, Spotify, ByteDance, X and certain other owners of digital platforms. These commercial agreements typically have a six-month to one-year term and are subject to renewal upon expiration or are renewed automatically except for prior notice of termination. Additionally, many of these agreements may be terminated upon immediate notice or with advance notice of up to 90 days, or upon our failure to sell a minimum amount of digital advertising inventory, at our partners’ discretion. For example, on March 4, 2024, we received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024. The termination by Meta of the ASP program will have a material adverse effect on our revenues and results of operations. For the fiscal years ended December 31, 2023 and 2022, revenue from Meta represented approximately 53% and 49%, respectively, of the Company’s consolidated revenue, and 63% and 63%, respectively, of the Company’s digital segment revenue. Similar actions by other media companies or other such changes or terminations could materially and adversely affect our revenues and results of operations, alter or result in the termination of our relationship with such media company and/or result in our withdrawal from a given geographic market.

The loss of Meta, as our largest commercial partner in our digital segment, has created uncertainties and risks in our digital segment that may materially adversely affect our financial condition.

On March 4, 2024, we received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. We have initiated a review of our operating strategy and cost structure, but there can be no assurances that we will be able to address and manage timely and effectively our costs and infrastructure to offset, in whole or in part, the lost revenue from Meta, or that the Company’s ability to serve its remaining commercial partners during such transition will not be affected. Unanticipated developments could delay, prevent or otherwise adversely affect these efforts, and we may not be successful in addressing them before they materially impact our future financial results.

In addition, we may incur significant costs associated with any efforts we may take, including but not limited to severance costs. These efforts may also result in a significant devotion of time by management on activities related to the review and implementation of any such operating and cost mitigation strategies, potentially distracting them from other aspects of our business. Moreover, these efforts may disrupt our relationships with our existing digital commercial partners, customers and other third parties, which could make our brand less attractive to customers and commercial partners. Addressing these operating strategy and cost reduction measures in light of these developments, including any related charges and the impact of any related workforce reduction, could have a material adverse effect on our business, operating results and financial condition.

If we fail to maintain and grow our relationships with our advertisers, our business, results of operations and financial condition could be adversely affected.

The agreements we typically have with advertisers do not require them to use our services exclusively. Because they may conduct business with digital platforms with which we do not have commercial agreements, we cannot assure you that we will be able to maintain our existing relationships with advertisers, or develop new relationships with them. If we fail to retain or expand our existing advertiser base or increase the amount of advertising purchases they make through us, our revenues and results of operations could be materially and adversely affected.

Reduced advertising inventory or advertising channels, changes in the exclusivity of our commercial partnerships or attractiveness of certain advertising channels, could have a material adverse effect on our business, results of operations and financial condition.

The amount, quality, type and cost of advertising inventory available through our digital commercial partnerships are subject to fluctuation. Any decrease in the availability of inventory through certain channels could reduce the services we offer to advertisers and decrease the perceived value or effectiveness of those services.

Changes in the attractiveness of inventory offered by our digital commercial partners, due to events outside our control, may reduce demand for the inventory we sell. We may not be able to predict changes in advertiser demand for the inventory offered by any of our digital commercial partners. If we fail to maintain a diversified mix or consistent supply of quality inventory for any reason, a possible decrease in the demand for our services could have a material adverse effect on our business, results of operations and financial condition.

New and existing technologies and changes in third party platforms that modify the digital advertising marketplace and how advertising is conducted online could have a material adverse effect on our business, results of operations and financial condition.

Our industry is subject to rapid and frequent changes in technology, including the introduction of privacy-forward technologies aimed at limiting or blocking digital advertising and customized or targeted advertising. Such actions could reduce the value of our services, and have a material adverse effect on our business, results of operations and financial condition. Further restrictions by third party platforms could adversely affect our ability to use data in our digital operations, which could have a material adverse effect on our business, results of operations and financial condition.

If we fail to respond to changes in the digital advertising industry, our business may become less competitive.

Our business depends not only on our ability to effectively service the existing media companies and advertisers with which we have relationships, but to develop new solutions in order to meet the changing needs of media companies and advertisers. Digital platforms are quickly evolving, while both media companies and advertisers are learning more about the digital advertising industry. As advertisers further develop their own technological knowledge that would allow them to navigate the digital advertising market themselves, and to the degree that digital platforms become more directly accessible to advertisers, our role as an intermediary between media companies and advertisers could become less attractive, resulting in a material adverse effect on our business, results of operations and financial condition.

We compete with media companies themselves, as well as with other digital advertising companies.

We compete both with other digital advertising companies and with large media companies themselves that sell their own advertising inventory directly to advertisers. The decision of such media companies to compete with us may be unrelated to the results we achieve under the commercial agreements we have with such companies and could materially and adversely affect our business and results of operations.

To date, we have relied, and currently expect to continue to rely, on commercial partnerships with a small number of large media companies for the majority of our digital segment revenue.

We derive the majority of our digital segment revenues from a small number of global media companies for which we act as commercial partner. For the years ended December 31, 2023 and 2022, revenue from the top five global media companies for which we act as commercial partner accounted for 64% and 60% of our consolidated revenue, respectively. For the years ended December 31, 2023 and December 31, 2022, Meta alone accounted for 53% and 49% of our consolidated revenue, respectively. On March 4, 2024, we received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including us, by July 1, 2024.

We expect that we will continue to depend upon a relatively small number of global media companies for a majority of our digital segment revenue for at least the foreseeable future. As a result of the loss of Meta, proportionally these global media companies will represent a significantly increased percentage of our digital revenue, making us more dependent upon them in the future. The loss of Meta as a commercial partner will result in a loss of substantial revenue in the foreseeable future, and the loss of any relationship with one or more of our other media company customers, for any reason, could result in a loss of substantial revenue in the foreseeable future, and have a material adverse effect on our business, results of operations, liquidity, cash flow and financial condition.

In certain cases, we have guaranteed payment of fees to the media companies for which we act as commercial partner, creating a significant financial risk for us.

Some of the commercial agreements we have entered into with media companies for which we act as commercial partner, including Meta, obligate us to guarantee fees to be paid to these media companies. This puts significant financial risk on us if we are unable to collect fees in full from advertisers. For example, we allocate each of our advertisers a budget that they can use to purchase digital advertising inventory. We base this budget on financial and credit information, including information provided by our advertisers. If an advertiser were to send us inaccurate information, or if we were to fail to analyze the credit worthiness of any customer accurately, among other factors, we may grant an advertiser more favorable credit or payment terms than may prove to be warranted, resulting in its difficulty in fulfilling its financial obligations to us. We would nonetheless be obligated to pay the media company its fees from the advertising placement.

Our systems and IT infrastructure may be subject to security breaches and other cybersecurity incidents.

We rely on the accuracy, capacity and security of our IT systems, some of which are managed or hosted by third parties. Maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our counterparties, as security breaches, including computer viruses and malware, denial of service actions, misappropriation of data and similar events through the Internet (including via devices and apps connected to the Internet), and through email attachments and persons with access to these information systems, could result in vulnerabilities and loss of and/or unauthorized access to proprietary or confidential information, including but not limited to PII. We may face attempts by hackers, cybercriminals or others with or without authorized access to our systems to misappropriate proprietary information, confidential information, including but not limited to PII, and technology, interrupt our business and/or gain unauthorized access to confidential information, including but not limited to PII. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation, potentially impair our advertisers’ access to Smadex and could potentially cause operational delays and other adverse impacts on our operations. In addition, we could face enforcement actions by governments in the jurisdictions in which we operate, which could result in fines, penalties and/or other liabilities, which may cause us to incur legal fees and costs and/or additional costs associated with responding to a cyberattack.

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

We are subject to new and rapidly evolving legislation and/or regulations, as well as industry standards and consumer preferences, in respect of protection of personal and similar data and any failure by us to comply with these regulations could result in loss of business, reputation and/or fines.

Our ability to optimize the delivery of digital advertisements depends on our ability to successfully leverage data, including data that we collect from advertisers, publishers and third parties, as well as our own operating history. Using cookies and non-cookie based mechanisms, we collect information about the interactions of online users with advertisers and publishers’ digital properties, including, for example, information about the placement of advertisements and users’ interactions with our customers’ websites or advertisements. The handling and protection of personal information, including but not limited to PII, is regulated in many jurisdictions where we operate, including but not limited to the CPRA in California and the GDPR in the E.U. We are also subject to rapidly changing industry standards, consumer preferences, changes in technology, including changes in web browser technology, increased visibility of consent or “do not track” mechanisms or “ad-blocking” software, and restrictions imposed by large software companies and platform providers, web browser developers or other software developers.

The cost of such ongoing monitoring and compliance by us may be significant. In addition, any failure by us to comply with applicable data protection laws and regulations in any of the jurisdiction where we do business, or comply with industry standards or consumer preferences in this regard, could subject us to significant penalties, negative publicity and reputational damage with advertisers, or the media companies for which we act as commercial partner, which in turn could have a material adverse effect on our business, revenue and results of operations.

In addition, consumers in some jurisdictions are provided private rights of action under certain laws to file civil lawsuits, including class action lawsuits, against companies that conduct business in the digital advertising industry and personalize or target advertising, including makers of devices that display digital media, providers of digital media, operating system providers, third party networks and providers of Internet-connected devices and related services.

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

Our international digital operations subject us to many risks associated with supporting a rapidly growing business across many cultures, customs, monetary, legal and regulatory systems. Such general risks include but are not limited to geopolitical concerns, local politics, governmental instability, socioeconomic disparities, fiscal policies, high inflation and hyper-inflation, currency fluctuations, currency exchange controls, restrictions on repatriating foreign-derived profits to the United States, local regulatory compliance, punitive tariffs, different local tax policies, trade embargoes, import and export license requirements, trade restrictions, greater difficulty collecting accounts receivable, unfamiliarity with local laws and regulations, differing legal standards in enforcing or defending our rights in courts or otherwise, changes in labor conditions, difficulties in staffing and managing international operations, difficulties in finding personnel locally who are capable of complying with the financial and reporting requirements of U.S. reporting companies, actions taken by foreign governments to respond to localized public health emergencies and other cultural differences. Foreign economies may differ favorably or unfavorably from the U.S. economy in growth of gross domestic product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions, and in many other respects.

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

We keep cash and cash equivalents in certain jurisdictions that have foreign exchange controls, including Argentina, Brazil, India and Pakistan, which could result in restrictions on the movement of capital, including our ability to repatriate funds to the United States. Certain other jurisdictions in which we currently or may in the future operate, also have or may have foreign exchange controls or restrictions on the movement of capital, including restrictions on repatriation of funds. Generally speaking, foreign exchange controls take different forms, but may include restrictions on the amount of funds that can be transferred or dividends that can be paid upstream to us from such jurisdictions. For example, in certain jurisdictions, including Argentina and India, we must obtain regulatory approval prior to the repatriation of funds from these jurisdictions. We work to obtain applicable approvals in the jurisdictions that impose these controls and restrictions, but we cannot provide any assurance that such approvals will be obtained in a timely manner, or at all. These exchange control measures may also prevent or restrict the ability to hold foreign currency in cash within the relevant jurisdiction. If we are unable to transfer such amounts from such jurisdictions when and as needed, we will remain subject to foreign exchange risk relating to such retained funds denominated in local currencies, to the extent we cannot convert such funds into other currencies (whether as a result of foreign exchange restrictions in such jurisdictions or any restrictions on transferring funds out of such jurisdictions). This may subject us to significant foreign exchange risk, which could have an adverse effect on our results of operations, liquidity and financial condition.

In addition, repatriation of funds from other jurisdictions may be subject to withholding, income and other taxes under the laws of those jurisdictions. If our international locations are unable to repatriate funds and/or make other payments or transfers of funds to us when needed, we may be unable to satisfy certain of our financial obligations, which could adversely affect our business, results of operations and cash flow.

Political instability and greater government control of society and local economies are not uncommon in many emerging economies, including some of the markets in which we operate and may operate in the future.

The governments of some of the countries in which we operate often exercise significant influence or control over such countries’ economies. In addition, due to a certain level of political instability, changes in government, regimes or political philosophy as a result of democratic or non-democratic actions, may result in changes in policy and regulations. These changes could be sudden and fundamental. We have no control over and cannot predict what measures or policies any governments may take in the future. However, any such changes, or combination of changes, could have an adverse effect on our business, results of operations and financial condition.

We may be exposed to certain risks enforcing our legal rights generally in some of the countries in which we operate.

Unlike the United States, most of the countries in which we operate have a civil law system based on written statutes in which judicial decisions have limited precedential value. While we believe that most or all the countries in which we operate have enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, intellectual property, commerce, enforcement of contractual rights, taxation and trade, our experience in interpreting and enforcing our rights under these laws and regulations is limited, and our future ability to enforce commercial claims or to resolve commercial disputes in any of these countries is therefore unpredictable. These matters may be subject to the exercise of considerable discretion by national, provincial or municipal governments, agencies and/or courts, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence their determination.

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

Certain of the countries in which we operate historically have been deficient in U.S.-style local management and concepts of internal control over financial reporting, or ICFR, as well as in modern banking and other control systems. As our digital operations have grown, we have experienced these problems and may experience them in new markets in which we may operate or with companies we have recently acquired or may acquire in the future. We have had, and we may have, difficulty in hiring and retaining a sufficient number of locally-qualified employees to work in such countries who are capable of satisfying all the obligations of a U.S. public reporting company, including ICFR. As a result of these factors, we may experience difficulty in establishing adequate management and financial controls (including ICFR), collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices in such countries in order to meet the requirements of generally accepted accounting principles in the United States, or U.S. GAAP, and the rules and regulations of the SEC as in effect from time to time that are applicable to reporting companies.

We may be unable to integrate any acquisitions that we undertake successfully, which could disrupt our business and adversely affect our financial conditions and result in operations.

We may be unable to effectively integrate acquired businesses with our own or achieve our desired operating, growth, and performance goals for acquired businesses. The integration of acquired businesses involves numerous risks, including potential disruption and diversion of management’s attention on our core business, potential unknown liabilities and costs associated with the acquired business, problems assimilating the purchased operations or technologies, failure of acquired businesses to achieve expected results, the risk of impairment charges related to potential write-downs of acquired assets; and the potential inability to create uniform standards, controls, procedures, policies, and information systems. We cannot assure you that we would be successful in overcoming problems encountered in connection with any acquisitions, and our inability to do so could have a material adverse effect on our competitive position and results of operations.

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

We do not have long-term commitments from our advertisers, and we may not be able to retain or attract new advertisers.

Our success depends, in part, upon our ability to secure repeat business from existing advertisers, while expanding the number of advertisers for which we provide services. Because we do not have long-term agreements with advertisers, and because advertising insertion orders may be cancelled prior to the completion of the campaign without penalty, subject to payment for advertisements that have already been delivered, we cannot guarantee that our current advertisers will continue to use our services, or that we will be able to replace advertisers who cease using our services with new advertising customers. These events, were they to occur, would adversely affect our revenue and results of operations, especially if we are unable to replace such advertising purchases. Many of our expenses are based, at least in part, on our expectations of future revenue and are therefore relatively fixed once budgeted. Therefore, weakness in advertising sales would have a material adverse effect on our revenue and results of operations.

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

Retransmission consent revenue may decline.

Revenues generated from our retransmission consent agreements may decline and may be adversely affected by a variety of factors. The principal factor is the reduction in subscribers as existing subscribers elect to terminate service, thereby reducing the subscriber base on which retransmission consent payments are determined. Other factors that may have an adverse effect on such revenues are network program suppliers seeking reverse network compensation, the growing concentration in the MVPD industry, and the resistance of MVPDs to continue to compensate broadcasters adequately for the programming that they deliver. All of these factors may result in the amounts that MVPDs are willing or able to pay for our programming being adversely affected.

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

Our emphasis on enhancing our local news programming as a means to increase political advertising revenue may not produce the results we anticipate.

We have made a substantial investment in enhancing our sales teams and local news programming as a strategy to capitalize on what we anticipate to be increased political advertising revenue in 2024. We may not be successful in such efforts, either because the strength or competitiveness of the Hispanic vote in the United States may not materialize, may not be recognized by advertisers or because our local news programming and/or sales efforts may not be, or perceived to be, effective by advertisers.

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

Our total indebtedness, net of unamortized debt issuance costs, was $209.5 million as of December 31, 2023. Our substantial indebtedness could have important consequences to our business, including without limitation.

•
preventing us from obtaining additional financing to grow our business and compete effectively;
•
limiting our ability, as a practical matter, to borrow additional amounts;
•
limiting management’s discretion in the operation of our business through restrictive covenants that could limit our ability to grow and compete; and
•
placing us at a disadvantage compared to those of our competitors who have less debt or fewer restrictions under the terms of the agreements governing their debt.

The 2023 Credit Agreement contains various covenants that limit management’s discretion in the operation of our business.

The 2023 Credit Agreement contains certain covenants and ratios that limit the ability of us to, among other things:

•
incur certain liens on our property or assets;
•
make certain investments or acquisitions;
•
incur certain additional indebtedness;
•
consummate any merger, dissolution, liquidation, consolidation or sale of substantially all assets;
•
acquire or dispose of certain assets; or
•
enter into certain transactions with affiliates.

If we fail to comply with any of the covenants or ratios under the 2023 Credit Agreement, or if we are unable to meet our debt service obligations, our lenders could elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or terminate their commitments, if any, to make further extensions of credit. Any such action by our lenders would have a material adverse effect on our overall business and financial condition.

If we cannot raise required capital, we may have to reduce or curtail certain existing operations.

We require significant capital for general working capital and debt service needs. Our ability to raise additional funds is limited by the terms of the 2023 Credit Agreement. Our failure to obtain any required new financing may, if needed, could have a material adverse effect on our results of operations and financial condition.

Our advertising revenue can vary substantially from period to period based on many factors beyond our control, including but not limited to those discussed herein. This volatility affects our operating results and may reduce our ability to repay indebtedness or comply with any of the covenants or ratios under the 2023 Credit Agreement or reduce the market value of our securities.

We rely on sales of advertising time for most of our revenues and, as a result, our operating results are sensitive to the amount of advertising revenue we generate. For example, on March 4, 2024, we received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024. The termination by Meta of the ASP program will have a material adverse effect on our revenues and results of operations. Similar actions by other media companies or other such changes or terminations could materially and adversely affect our revenues and results of operations, alter or result in the termination of our relationship with such media company and/or result in our withdrawal from a given geographic market. If we generate less revenue, it may be more difficult for us to repay our indebtedness or comply with any of the covenants or ratios under the 2023 Credit Agreement, and the value of our business may decline.

If we cannot raise required capital, we may have to reduce or curtail certain existing operations.

We require significant capital for general working capital and debt service needs. Our ability to raise additional funds is limited by the terms of the 2023 Credit Agreement. Our failure to obtain any required new financing, if needed, could have a material adverse effect on our results of operations and financial condition. Additionally, if as a result of the decision by Meta to wind down its ASP program and the material adverse effect this is expected to have on our results of operations and cash flows, our current liquidity is insufficient to fund future activities, or we do not remain in compliance with our financial covenants under the 2023 Credit Agreement, we may be required to seek additional equity or debt financing in the future to satisfy capital requirements in response to these adverse developments or other changes in our circumstance or unforeseen events or conditions. In the event that additional financing is required from third party sources, we may not be able to raise it on acceptable terms or at all. In such event, we may have to reduce or curtail certain existing operations.

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

Regulatory Risks

Legislation and regulation of the digital advertising business, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our business model.

Laws and regulations relating to various aspects of the rapidly changing digital media industry, such as data protection and privacy-related laws and regulations, are evolving rapidly and are expected to continue to do so both in the United States and many other jurisdictions in which we operate and may operate in the future.

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

Privacy legislation in other jurisdictions also continues to evolve. Such legislation will require additional compliance measures, which can impose addition costs and expose us to increased regulatory scrutiny, which may increase the cost and complexity of delivering our services. We may also be required to change our current practices regarding the volume of personal data that can be collected and used for our business purposes, including by our customers.

We must comply with this large and changing body of laws and regulations in all the jurisdictions throughout the world where we do business. Our failure to do so could subject us to enforcement action, fines and reputational harm, resulting in a material adverse effect on our business, results of operations and financial condition. Among other things, compliance with such laws and regulations could increase our cost of doing business, limit our ability to collect and process personal data, expose us to regulatory investigations and civil actions, and/or reduce the demand for our digital advertising solutions, materially and adversely affecting our digital operations and results of operations.

Measures we take to protect PII and other confidential information, as required by the laws and regulations to which we are subject, may not be effective, and could expose us to significant liability.

While we take measures to protect the security of information, including PII, that we collect, use and disclose in the operation of our business, such measures may not always be effective. Software bugs, malware, theft, misuse, defects, vulnerabilities in our products and services, and cybersecurity breaches expose us to a risk of loss or improper use and disclosure of such information, which could result in litigation and other potential liability, including, among other things, regulatory fines and penalties, civil lawsuits and reputational harm.

If we cannot renew our FCC broadcast licenses, our broadcast operations would be impaired, which could have a material and adverse effect on our business, results of operations and financial condition.

Our television and radio businesses depend upon maintaining our broadcast licenses, which are issued by the FCC. The FCC has the authority to renew licenses, not renew them, renew them only with significant qualifications, including renewals for less than a full term, or revoke them. Although a substantial majority of our radio station licenses and many of our television station licenses have been renewed for their full terms in the ordinary course, we cannot guarantee that our future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could materially and adversely affect our operations. If we fail to renew any of our stations’ main licenses, or if we renew our licenses with substantial conditions or modifications (including renewing one or more of our licenses for less than the standard term of eight years), it could have a material adverse effect on our business, results of operations and financial condition. In addition, our 2023 Credit Agreement requires us to maintain our FCC licenses, and if the FCC were to revoke or place significant limitations on any of our material licenses, our lenders could declare us in default under the 2023 Credit Agreement, and any cancellation or acceleration thereof could have a material adverse effect on our financial condition.

We are subject to extensive additional regulation by the FCC in our television and radio operations.

Our television and radio operations are highly regulated by the FCC. We must comply with extensive current and any future laws and regulations, including but not limited to those concerning displacement of low-power stations, elimination or limitation on our MVPD carriage rights, ownership rules, broadcasting to serve the “public interest”, sponsorship identification, so-called “decency” regulations, and equal opportunity in hiring requirements. We cannot predict what changes, if any, might be adopted, to existing regulations nor can we predict what other matters might be considered by the FCC in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposal or compliance might have on our business. Our inability or failure to comply with all current and future regulatory requirements that apply to our operations could have a material adverse impact, among other things, on our ability to build a stronger or more efficient presence in select markets, our competitive position in certain markets, our ratings, our advertising rates, our revenue and results of operations.

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

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are made available free of charge on our corporate website, www.entravision.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated by reference into this or any other filing we make with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy. Our cybersecurity and data protection strategy is part of our overall enterprise risk management program, and is focused on the identification, detection, management and mitigation of security risks and prompt incident response intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program shares common methodologies, reporting channels and governance processes that apply to the other areas of enterprise risk, including legal, compliance, strategic, operational, technology and financial risk. Key elements of our cybersecurity risk management strategy include:

•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security program;
•
data protection policies and controls; and
•
the deployment of technologies designed to mitigate material cybersecurity risks to our critical systems, information, products and services, and our broader enterprise information technology environment.

As of the date of this report, we have not identified any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. For a discussion of whether and how any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, see Item 1A, "Risk Factors".

Cybersecurity Governance. The Audit Committee of our Board of Directors reviews risks related to information technology, including cybersecurity, and receives reports from our executive officers and third parties on cybersecurity matters. Management is responsible for developing cybersecurity programs, including as may be required by applicable law or regulation. Our Chief Technology Officer oversees cybersecurity matters, with support from our internal information technology team and third parties. We expect that our cybersecurity risk management processes and strategy will continue to evolve in response to the evolution of the cybersecurity threat landscape.

ITEM 2. PROPERTIES

Our corporate headquarters and main operational offices for our audio segment are located in Santa Monica, California. We lease approximately 38,000 square feet of space in the building housing our corporate headquarters under a lease that expires January 31, 2034.

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

As of March 11, 2024, there were approximately 99 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by S&P Global Market Intelligence, depicts our performance for the period from December 31, 2018 through December 31, 2023, as measured by total stockholder return calculated on a dividend reinvestment basis, on our Class A common stock, compared with the total return of the S&P 500 Index, the S&P Broadcasting & Cable TV Index and the Dow Jones U.S. Media Index. This graph assumes $100 was invested in each of our Class A Common Stock, the S&P 500 Index, the S&P Broadcasting & Cable TV Index and the Dow Jones U.S. Media Index, as of the market close on December 31, 2018. Starting in our Annual Report on Form 10-K for the year ended December 31, 2021, we added the Dow Jones U.S. Media Index, which was not included in the years prior to 2021, to reflect that we are a U.S.-based media company that has diversified our operations beyond broadcasting to include our digital operations. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Entravision Communications Corporation, the S&P 500 Index, the S&P Broadcasting Index,

and the Dow Jones U.S. Media Index

Total Return Performance
Entravision Communications Corporation
S&P 500 Index
S&P Broadcasting Index
Dow Jones U.S. Media Index
Index Value
300
250
200
150
100
50
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Entravision Communications Corporation	100.00	96.07	107.80	270.65	195.33	177.44
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P Broadcasting Index	100.00	108.88	94.92	90.29	63.18	60.21
Dow Jones U.S. Media Index	100.00	131.64	161.27	151.07	90.47	104.58

Dividend Policy

We currently pay a dividend on our Class A common stock and Class U common stock. Our future dividend policy, including the amount of any dividend, will depend on factors considered relevant in the discretion of the Board of Directors, which may include, among other things, our earnings, capital requirements and overall financial condition. In addition, the 2023 Credit Agreement places certain restrictions on our ability to pay dividends on any class of our common stock.

Issuer Purchases of Equity Securities

On March 1, 2022, our Board of Directors approved a share repurchase program of up to $20 million of our Class A common stock. Under this share repurchase program, we are authorized to purchase shares of our Class A common stock from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

We did not repurchase any shares of our Class A common stock during 2023. As of December 31, 2023, we have repurchased a total of 1.8 million shares of our Class A common stock under the current share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of December 31, 2023.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2023, 2022 and 2021 and consolidated financial condition as of December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

The discussion and analysis of our financial condition and results of operations for 2023 compared to 2022 appears below. As permitted by SEC rules, we have omitted the discussion and analysis of our financial condition and results of operations for 2022 compared to 2021. See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2022, for this discussion.

OVERVIEW

See "Item 1. Business" for an overview of our business, the industry in which we operate, certain industry trends and important recent business developments.

2023 Highlights

•
our consolidated revenue surpassed $1.0 billion for the first time, driven primarily by growth in our digital segment;
•
we hired Michael Christenson as Chief Executive Officer in July;
•
we entered into new digital partnerships with Pinterest and Snap, in part to diversify our portfolio of digital commercial partners;
•
we acquired BCNMonetize, a global mobile app marketing solutions company:
•
we designed and began to implement a strategy to maximize political advertising revenue in the 2024 election cycle, including making a significant investment in our sales teams and enhancing local news programming; and
•
we entered into $275 million Credit Facility.

Acquisitions and Dispositions

See Notes 3 and 10 to Notes to Consolidated Financial Statements for details.

Recent Developments

Through Entravision Global Partners, our digital commercial partnerships business, we act as an intermediary between primarily global media companies and advertisers. These global media companies include Meta, for whom the Company acts as an ASP, ByteDance, X Corp., Spotify, Snap and Pinterest, as well as other media companies, in 31 countries worldwide.

On March 4, 2024, we received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. For the fiscal years ended December 31, 2023 and 2022, ASP revenue from Meta represented approximately 53% and 49%, respectively, of the Company’s consolidated revenue and 63% and 63%, respectively, of the Company’s digital segment revenue. We are currently evaluating the overall impact of Meta’s decision on our digital advertising business, but expect that our consolidated and digital segment revenue and cash flow from operations will be materially and adversely affected in future periods as a result of the planned termination of such program by Meta. We have initiated a review of our operating strategy and cost structure, but such plans may not be sufficient or timely enough to offset the expected loss of revenue, and therefore may also adversely affect liquidity in future periods.

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

	Year Ended December 31,			% Change	% Change
	2023	2022	2021	2023 to 2022	2022 to 2021
Net Revenue
Digital	$932,730	$747,103	$555,338	25%	35%
Television	120,937	144,730	146,839	(16)%	(1)%
Audio	53,200	64,376	58,015	(17)%	11%
Consolidated	1,106,867	956,209	760,192	16%	26%
Cost of revenue - digital	800,401	623,916	466,517	28%	34%
Direct operating expenses
Digital	37,839	32,518	25,481	16%	28%
Television	60,699	61,301	63,016	(1)%	(3)%
Audio	29,932	28,792	27,952	4%	3%
Consolidated	128,470	122,611	116,449	5%	5%
Selling, general and administrative expenses
Digital	57,928	41,612	26,123	39%	59%
Television	20,183	20,657	18,381	(2)%	12%
Audio	13,868	12,896	12,081	8%	7%
Consolidated	91,979	75,165	56,585	22%	33%
Depreciation and amortization
Digital	16,085	12,148	8,377	32%	45%
Television	10,586	11,126	12,477	(5)%	(11)%
Audio	1,336	2,423	1,566	(45)%	55%
Consolidated	28,007	25,697	22,420	9%	15%
Segment operating profit (loss)
Digital	20,477	36,909	28,840	(45)%	28%
Television	29,469	51,646	52,965	(43)%	(2)%
Audio	8,064	20,265	16,416	(60)%	23%
Consolidated	58,010	108,820	98,221	(47)%	11%
Corporate expenses	50,294	49,404	32,993	2%	50%
Change in fair value of contingent consideration	(2,539)	14,210	8,224	*	73%
Impairment charge	13,267	1,600	3,023	729%	(47)%
Foreign currency (gain) loss	900	2,972	508	(70)%	485%
Other operating (gain) loss	609	382	(6,998)	59%	*
Operating income (loss)	$(4,521)	$40,252	$60,471	*	(33)%
Net income (loss) attributable to common stockholders	$(15,437)	$18,119	$29,292	*	(38)%
Consolidated EBITDA (1)	$57,666	$103,090	$88,033	(44)%	17%
Capital expenditures
Television	$13,199	$5,887	$2,833
Digital	6,030	6,186	2,073
Audio	7,974	561	705
Consolidated	$27,203	$12,634	$5,611
Total assets
Television	$342,818	$363,904	$433,303
Digital	425,624	408,027	309,347
Audio	97,504	108,910	108,692
Consolidated	$865,946	$880,841	$851,342

* Percentage not meaningful.

(1)
For a definition of consolidated EBITDA, please see Liquidity and Capital Resources discussion below.

Consolidated EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Consolidated EBITDA (1)	$57,666	$103,090	$88,033
EBITDA attributable to redeemable noncontrolling interest	1,515	—	9,127
EBITDA attributable to noncontrolling interest	230	3,399	—
Interest expense	(17,291)	(10,876)	(7,020)
Interest income	5,055	2,864	245
Realized gain (loss) on marketable securities	(93)	(532)	—
Income tax (expense) benefit	2,750	(11,559)	(18,679)
Amortization of syndication contracts	(471)	(468)	(475)
Payments on syndication contracts	480	470	473
Non-cash stock-based compensation included in direct operating expenses	(9,482)	(5,694)	(3,234)
Non-cash stock-based compensation included in corporate expenses	(14,216)	(14,340)	(6,361)
Depreciation and amortization	(28,007)	(25,697)	(22,420)
Change in fair value of contingent consideration	2,539	(14,210)	(8,224)
Other operating gain (loss)	(609)	(382)	6,998
Impairment charge	(13,267)	(1,600)	(3,023)
Gain (loss) on debt extinguishment	(1,556)	—	—
Non-recurring severance charge	(899)	(4,316)	(423)
Dividend income	35	20	213
Net (income) loss attributable to redeemable noncontrolling interest	(158)	—	(5,938)
Net (income) loss attributable to noncontrolling interest	342	(2,050)	—
Net income (loss) attributable to common stockholders	(15,437)	18,119	29,292
Depreciation and amortization	28,007	25,697	22,420
Deferred income taxes	(10,965)	(3,708)	14,554
Amortization of debt issue costs	355	1,314	604
Amortization of syndication contracts	471	468	475
Payments on syndication contracts	(480)	(470)	(473)
Non-cash stock-based compensation	23,698	20,034	9,595
(Gain) loss on disposal of assets/business	737	(636)	(4,629)
Realized (gain) loss on marketable securities	93	532	—
Net income (loss) attributable to redeemable noncontrolling interest	158	—	5,938
Net income (loss) attributable to noncontrolling interest	(342)	2,050	—
Impairment charge	13,267	1,600	3,023
Change in fair value of contingent consideration	(2,539)	14,210	8,224
(Gain) loss on debt extinguishment	1,556	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(9,247)	(9,687)	(49,109)
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	7,826	2,017	6,782
Increase (decrease) in accounts payable, accrued expenses and other liabilities	38,038	7,377	18,557
Cash flows from operating activities	$75,196	$78,917	$65,253
(1)
For a definition of consolidated EBITDA, please see Liquidity and Capital Resources discussion below.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consolidated Operations

Net Revenue. Net revenue increased to $1,106.9 million for the year ended December 31, 2023 from $956.2 million for the year ended December 31, 2022. This increase was primarily attributable to an increase in advertising revenue from our digital commercial partnerships business and from various acquisitions, which did not fully contribute to our financial results in the comparable prior period. The increase was partially offset by a decrease in political advertising revenue in our television and audio segments.

Cost of revenue-Digital. Cost of revenue increased to $800.4 million for the year ended December 31, 2023 from $623.9 million for the year ended December 31, 2022, primarily due to the increase in digital advertising revenue.

Direct Operating Expenses. Direct operating expenses increased to $128.5 million for the year ended December 31, 2023 from $122.6 million for the year ended December 31, 2022. This increase was primarily attributable to our digital segment, primarily due to an increase in expenses associated with the increase in digital advertising revenue, and an increase in non-cash stock-based compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $92.0 million for the year ended December 31, 2023 from $75.2 million for the year ended December 31, 2022. This increase was primarily attributable to our digital segment, primarily due to an increase in salary expense, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period.

Corporate Expenses. Corporate expenses increased to $50.3 million for the year ended December 31, 2023 from $49.4 million for the year ended December 31, 2022. This increase was primarily due to increases in professional service fees, audit fees and rent expense, partially offset by a decrease in severance expense incurred in 2022 upon the passing of our former Chief Executive Officer, and due to a decrease in bonus expense.

Depreciation and Amortization. Depreciation and amortization increased to $28.0 million for the year ended December 31, 2023 from $25.7 million for the year ended December 31, 2022. This increase was primarily attributable to amortization of the intangible assets from our recent acquisitions.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to our various acquisitions, we recognized income of $2.5 million for the year ended December 31, 2023, and incurred an expense of $14.2 million for the year ended December 31, 2022.

Impairment. We incurred an impairment charge of $12.3 million related to certain FCC licenses in our audio segment, and an impairment charge of $1.0 million, due to a termination of an agreement with a media company for which we act as commercial partner in our digital segment. We incurred an impairment charge of $1.6 million related to certain FCC licenses in our television and audio segments for the year ended December 31, 2022.

Foreign currency loss. We had a foreign currency loss of $0.9 million for the year ended December 31, 2023 compared to a foreign currency loss of $3.0 million for the year ended December 31, 2022. Foreign currency gains and losses are primarily due to currency fluctuations that affect our digital segment operations located outside the United States.

Other operating (gain) loss. We had other operating loss of $0.6 million for the year ended December 31, 2023, primarily due to the sale of 365 Digital in our digital segment (see Note 10 to Notes to Consolidated Financial Statements), partially offset by gain on assets previously held for sale in our audio segment.

Interest Expense, net. Interest expense, net increased to $12.2 million for the year ended December 31, 2023 from $8.0 million for the year ended December 31, 2022. This increase was primarily due to a higher interest rate on our debt, partially offset by interest income on our available for sale securities.

Gain (loss) on debt extinguishment. We recorded a loss on debt extinguishment of $1.6 million for the year ended December 31, 2023 due to the refinancing of our previous credit facility (the "2017 Credit Facility") with our 2023 Credit Facility.

Realized gain (loss) on marketable securities. We recorded a realized loss on marketable securities of $0.1 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

Income Tax Expense or Benefit. Income tax benefit for the year ended December 31, 2023 was $2.8 million. The effective tax rate for the year ended December 31, 2023 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non deductible executive compensation, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income. Income tax expense for the year ended December 31, 2022 was $11.6 million. The effective tax rate for the year ended December 31, 2022 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non deductible executive compensation, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The OECD, many other member states and various other governments have adopted, or are in the process of adopting, Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. The OECD guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. The Company is monitoring developments and evaluating the impacts these new rules will have on its tax rate, including eligibility to qualify for these safe harbor rules.

Segment Operations

Digital

Net Revenue. Net revenue in our digital segment increased to $932.7 million for the year ended December 31, 2023 from $747.1 million for the year ended December 31, 2022. The increase was primarily due to an increase in advertising revenue from our digital commercial partnerships business, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period, as more fully described in Note 3 to Notes to Consolidated Financial Statements.

Cost of revenue. Cost of revenue in our digital segment increased to $800.4 million for the year ended December 31, 2023 from $623.9 million for the year ended December 31, 2022, primarily due to the increase in advertising revenue.

We have previously noted a trend in our digital operations globally whereby revenue is shifting more to programmatic revenue. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this trend, we have been offering our programmatic purchasing platform, Smadex, to advertisers. We are also experiencing lower margins related to revenue generated from our Entravision Global Partners business, as a result of relative negotiating strength and industry trends generally. We expect these trends will continue in future periods, likely further resulting in a more pronounced lower margin business in our digital segment. For example, beginning in the second half of 2023, we have begun receiving a lower rate of payment on our sales made on behalf of Meta, resulting in further lower margins. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology, customer expectation and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Direct operating expenses. Direct operating expenses in our digital segment increased to $37.8 million for the year ended December 31, 2023 from $32.5 million for the year ended December 31, 2022, primarily due to an increase in expenses associated with the increase in digital advertising revenue, and an increase in non-cash stock-based compensation.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $57.9 million for the year ended December 31, 2023 from $41.6 million for the year ended December 31, 2022, primarily due to an increase in salary expense, and due to various acquisitions, which did not fully contribute to our financial results in our digital segment in the comparable prior period.

Television

Net Revenue. Net revenue in our television segment decreased to $120.9 million in 2023, from $144.7 million in 2022, primarily due to decreases in political advertising revenue and national advertising revenue, partially offset by increases in local advertising revenue, spectrum usage rights revenue and retransmission consent revenue.

In general, our television segment faces declining audiences, which we believe is present across the industry, competitive factors with the other major Spanish-language broadcasters, and changing demographics and preferences of audiences, particularly younger audiences, in terms of the media they prefer to view, including streaming and social media. We anticipate that these changes in viewer habits will persist at least for the foreseeable future and possibly permanently. Additionally, notwithstanding the increase in local advertising revenue, we have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend will also continue.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $60.7 million for the year ended December 31, 2023 from $61.3 million for the year ended December 31, 2022, primarily due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in non-cash stock-based compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $20.2 million for the year ended December 31, 2023 from $20.7 million for the year ended December 31, 2022, primarily due to a decrease in bad debt expense.

Audio

Net Revenue. Net revenue in our audio segment decreased to $53.2 million in 2023, from $64.4 million in 2022, primarily due to a decrease in political advertising revenue, and decreases in local and national advertising revenue.

In general, our audio segment faces declining audiences, which we believe is present across the industry, competitive factors with other major Spanish-language broadcasters, and changing demographics and preferences of listening audiences, particularly younger audiences, including podcasts and other streaming services. We anticipate that these changes in listener habits will persist at least for at least for the foreseeable future and possibly permanently. Additionally, we have previously noted a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media, and we expect this trend will also continue. While we believe that none of these new technologies and services can completely replace local broadcast radio stations due to the element of localism that broadcast radio offers, the challenges we face in our radio operations from new technologies and services will continue to require attention from management.

Direct Operating Expenses. Direct operating expenses in our audio segment increased to $29.9 million for the year ended December 31, 2023 from $28.8 million for the year ended December 31, 2022, primarily due to an increase in non-cash stock-based compensation, and due to an increase in salaries.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our audio segment increased to $13.9 million for the year ended December 31, 2023 from $12.9 million for the year ended December 31, 2022, primarily due to increased rent expense in temporary office space until the move to our new permanent offices, which was completed in June 2023.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net loss attributable to common stockholders of $15.4 million for the year ended December 31, 2023, and net income attributable to common stockholders of $18.1 million and $29.3 million for the years ended December 31, 2022 and 2021, respectively. We had positive cash flow from operations of $75.2 million, $78.9 million and $65.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $105.7 million, and available for sale marketable securities in the additional amount of $13.2 million, as of December 31, 2023.

On March 4, 2024, we received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. This decision by Meta will have a material impact on our digital operations, and we have initiated an evaluation of the impact of this decision, including a review of our operating strategy and cost structure. To the extent that our current liquidity is insufficient to fund future activities, or we do not remain in compliance with our financial covenants under the 2023 Credit Agreement, we may be required to seek additional equity or debt financing in the future to satisfy capital requirements in response to these adverse developments or other changes in our circumstance or unforeseen events or conditions.

Our liquidity is not materially affected by the amounts held in accounts outside the United States. The majority of our cash and cash equivalents is held outside the United States, primarily in Uruguay, Spain and Singapore, none of which countries have foreign currency controls. We hold smaller amounts of cash in certain countries that do have foreign currency controls, including Argentina, Brazil, India and Pakistan, which could impact our ability to freely repatriate such funds from those countries to the United States.

Credit Facility

On March 17, 2023, we entered into the 2023 Credit Facility, pursuant to the 2023 Credit Agreement, by and among us, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders” and individually each a “Lender”). The 2023 Credit Agreement amended, restated and replaced in its entirety our previous credit agreement (the "2017 Credit Agreement").

As provided for in the 2023 Credit Agreement, our 2023 Credit Facility consists of (i) a $200.0 million senior secured Term A Facility, which was drawn in full, and (ii) a $75.0 million Revolving Credit Facility (the “Revolving Credit Facility”), of which $11.5 million was drawn at the closing. In addition, the 2023 Credit Agreement provides that we may increase the aggregate principal amount of our 2023 Credit Facility by an additional amount equal to $100.0 million plus the amount that would result in our first lien net leverage ratio (as such term is used in the 2023 Credit Agreement) not exceeding 2.25 to 1.0, subject to our satisfying certain conditions.

Borrowings under our 2023 Credit Facility were used (a) to repay in full all of our and our subsidiaries' then outstanding obligations under the 2017 Credit Agreement, (b) to pay fees and expenses in connection with the 2017 Credit Facility and to terminate the 2017 Credit Agreement and (c) for general corporate purposes. The 2023 Credit Facility matures on March 17, 2028 (the “Maturity Date”).

The 2023 Credit Facility is guaranteed on a senior secured basis by certain of our existing and future wholly-owned domestic subsidiaries, and secured on a first priority basis by our and those subsidiaries’ assets.

Our borrowings under the 2023 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio (as defined in the 2023 Credit Agreement) or (ii) the Base Rate (as defined in the 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

As of December 31, 2023, the interest rate on our Term A Facility and the drawn portion of the Revolving Credit Facility was 8.21%.

For more information, see Item 1A, "Risk Factors", Note 9 to Notes to Consolidated Financial Statements, and the 2023 Credit Agreement itself, which is filed as exhibits to this report.

Share Repurchase Program

On March 1, 2022, our Board of Directors approved a share repurchase program of up to $20 million of our Class A common stock. Under this share repurchase program, we are authorized to purchase shares of our Class A common stock from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

We did not repurchase any shares of our Class A common stock during 2023. As of December 31, 2023, we have repurchased a total of 1.8 million shares of our Class A common stock under the current share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of December 31, 2023.

Consolidated EBITDA

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

Because consolidated EBITDA is a measure governing several critical aspects of our 2023 Credit Facility, and since our ability to borrow under our Revolving Credit Facility is subject to compliance with a consolidated EBITDA financial covenant, we believe that it is important to disclose consolidated EBITDA to our investors. Our 2023 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $50.0 million of unrestricted cash) to trailing-twelve-month consolidated EBITDA, affects both our ability to borrow from our Revolving Credit Facility and our applicable margin for the interest rate calculation. Under our 2023 Credit Agreement, our maximum total leverage ratio may not to exceed 3.25 to 1.00. In addition, our 2023 Credit Agreement contains interest coverage ratio financial covenant (calculated as set forth in the 2023 Credit Agreement), with a minimum permitted ratio of 3.00 to 1.00.

While many in the financial community and we consider consolidated EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income (loss) and net income (loss). Consolidated EBITDA has certain limitations because it excludes and includes several important financial line items as noted above. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated EBITDA is also used to make executive compensation decisions.

Consolidated EBITDA is a non-GAAP measure. For a reconciliation of consolidated EBITDA to cash flows from operating activities, its most directly comparable U.S. GAAP financial measure, please see page 26.

Cash Flow

Net cash flow provided by operating activities was $75.2 million for the year ended December 31, 2023, compared to net cash flow provided by operating activities of $78.9 million for the year ended December 31, 2022. We had net loss of $15.6 million for the year ended December 31, 2023, which included non-cash items such as deferred income taxes of $11.0 million, depreciation and amortization expense of $28.0 million, non-cash stock-based compensation expense of $23.7 million, change in fair value of contingent consideration of $2.5 million, loss on debt extinguishment of $1.6 million, and impairment charge of $13.3 million. We had net income of $20.2 million for the year ended December 31, 2022, which included non-cash items such as deferred income taxes of $3.7 million, depreciation and amortization expense of $25.7 million, non-cash stock-based compensation expense of $20.0 million, change in fair value of contingent consideration of $14.2 million, and impairment charge of $1.6 million. We expect to have positive cash flow from operating activities for the 2024 year.

Net cash flow used in investing activities was $16.0 million for the year ended December 31, 2023, compared to net cash flow used in investing activities of $60.5 million for the year ended December 31, 2022. During the year ended December 31, 2023, we spent $11.4 million on purchases of marketable securities and $27.3 million in net capital expenditures, made a loan of $13.6 million, spent $6.9 million on purchase of businesses, and received $43.3 million from the sale of marketable securities. During the year ended December 31, 2022, we spent $106.4 million on purchases of marketable securities, spent $11.5 million in net capital expenditures, spent $5.2 million on investments in VIEs, net of cash consolidated, received $59.8 million from the sale of marketable securities, and received $2.7 million from the sale of assets. We anticipate that our capital expenditures will be approximately $6.0 million during the full year 2024. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $64.2 million for the year ended December 31, 2023, compared to net cash flow used in financing activities of $92.8 million for the year ended December 31, 2022. During the year ended December 31, 2023, we made debt payments of $215.7 million, dividend payments of $17.6 million, distributions to noncontrolling interest of $3.4 million, payments of contingent consideration of $35.1 million, payments of $1.8 million of debt issuance costs, payments for taxes related to shares withheld for share-based compensation plans of $4.1 million, and received $213.1 million proceeds from borrowings on debt and $0.6 million related to the issuance of common stock upon the exercise of stock options. During the year ended December 31, 2022, we made payments of contingent consideration of $65.3 million, dividend payments of $8.5 million, debt payments of $3.3 million, payments for taxes related to shares withheld for share-based compensation plans of $4.5 million, spent $11.3 million for the repurchase of Class A common stock, and received $0.2 million related to the issuance of common stock upon the exercise of stock options.

Credit Risk

We have credit risk in our digital segment insofar as we are required to pay the media companies for which we act as commercial partner for all inventory purchased regardless of whether we are able to collect on a transaction from the local advertiser. We believe that we manage this credit risk effectively, in part by analyzing the creditworthiness of these customers; however, we can give no assurance that this will continue to be the case in future periods.

Additionally, we have been dependent upon one single global media company, Meta, for the majority of our consolidated revenue, which amounted to approximately 53%, 49% and 55% of our consolidated revenue for the years ended December 31, 2023, 2022 and 2021, respectively. On March 4, 2024, we received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. The loss of all or a substantial part of this revenue will have a significant adverse effect on our cash flow and liquidity.

Commitments and Contractual Obligations

Our material contractual obligations at December 31, 2023 which are not reflected as liabilities in the Consolidated Balance Sheets include media research and ratings providers, to provide television and radio audience measurement services, of approximately $41.6 million, and other amounts consist primarily of obligations for software licenses utilized by our sales team of approximately $8.0 million.

We have also entered into employment agreements with certain of our key employees, including Michael Christenson, Christopher T. Young, Jeffery A. Liberman, Karl Meyer, and Juan Saldivar.

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

We conducted our annual review of the fair value of the digital reporting unit. As of the annual goodwill testing date, October 1, 2023, there was $50.1 million of goodwill in the digital reporting unit. Based on the assumptions and estimates as described above, the fair value of the digital reporting unit exceeded its carrying value by 28%, resulting in no impairment charge for the year ended December 31, 2023. The calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the digital reporting unit would decrease by 2%. If the long term projected growth rate were to decrease by 1%, the fair value of the digital reporting unit would decrease by 1%.

As discussed in Note 19 to Notes to Consolidated Financial Statements, on March 4, 2024, we received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. For the fiscal years ended December 31, 2023 and 2022, ASP revenue from Meta represented approximately 53% and 49%, respectively, of our consolidated revenue, and 63% and 63%, respectively, of our digital segment revenue. As a result of this significant loss of revenue in our digital segment, we are in the process of evaluating the potential impact of this subsequent event and expect there is a reasonable possibility that there will be a material change to the value of this asset.

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

As of December 31, 2023, we had Intangible assets subject to amortization of $47.3 million and Property and equipment, net of accumulated depreciation of $8.2 million in our digital segment.

As discussed in Note 19 to Notes to Consolidated Financial Statements, on March 4, 2024, we received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. For the fiscal years ended December 31, 2023 and 2022, ASP revenue from Meta represented approximately 53% and 49%, respectively, of our consolidated revenue, and 63% and 63%, respectively, of our digital segment revenue. As a result of this significant loss of revenue in our digital segment, we are in the process of evaluating the potential impact of this subsequent event and expect there is a reasonable possibility that there will be a material change to the value of these assets.

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

Revenue Recognition

Revenues are recognized when control of the promised services is transferred to our customers, in an amount equal to the consideration we expect to be entitled to in exchange for those services.

Digital Advertising. Revenue related to our digital segment is recognized when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. In our arrangements with media companies for which we act as commercial partner, we have concluded that we are the principal in the transaction and therefore recognize revenue on a gross basis, because (i) we are responsible for fulfillment of the contract, including customer support, resolving customer complaints, and accepting responsibility for the quality or suitability of the product or service; (ii) we have pricing discretion over the transaction; and (iii) we carry inventory risk and are required to pay the media companies for which we act as commercial partner for all inventory purchased regardless of whether we are able to collect on a transaction.

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

Retransmission Consent. We generate revenue from retransmission consent agreements that are entered into with MVPDs. We grant the MVPDs access to our television station signals so that they may rebroadcast the signals and charge their subscribers for this programming. Revenue is recognized as the television signal is delivered to the MVPD.

Spectrum Usage Rights. We generate revenue from agreements associated with our television stations’ spectrum usage rights. Revenue is recognized in accordance with the contractual fees over the term of the agreement or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished its rights to operate a station on the existing channel free from interference.

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

Recently Issued Accounting Pronouncements

For additional information on recently issued accounting pronouncements, see Note 2 to Notes to Consolidated Financial Statements.

Sensitivity of Critical Accounting Estimates

We have critical accounting estimates that are sensitive to change. The most significant of those sensitive estimates relates to the impairment of intangible assets as discussed above.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2023. However, based on recent inflation trends, the economy in Argentina has been classified as highly inflationary. As a result, we applied the guidance in ASC 830, “Foreign Currency Matters”, by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates. There can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may affect our financial position, results of operations and/or cash flows due to adverse changes in the financial markets. We are also exposed to market risk from changes in the base rates on our 2023 Credit Facility.

Interest Rates

As of December 31, 2023, we had $207.8 million of variable rate bank debt outstanding under our 2023 Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio (as defined in the 2023 Credit Agreement) or (ii) the Base Rate (as defined in the 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the SOFR were to increase by a hypothetical 100 basis points, or one percentage point, from its December 31, 2023 level, our annual interest expense would increase and cash flow from operations would decrease by $2.1 million based on the outstanding balance of our term loan as of December 31, 2023.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, certain other Latin American currencies and various Asian currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at December 31, 2023 would not be material to our consolidated results of operations or overall financial condition.

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

We maintain certain cash and cash equivalents in certain countries, including Argentina, Brazil, India and Pakistan, which has foreign exchange controls that could impact our ability to freely repatriate such funds to the United States.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements. During the quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1(1)	Third Amended and Restated Certificate of Incorporation

3.2(2)	Seventh Amended and Restated Bylaws

4.1*	Description of the Registrant's Securities

10.1(3)†	2000 Omnibus Equity Incentive Plan

10.2(4)†	2004 Equity Incentive Plan

10.3(5)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.4(6)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.5(7)†	Third Amendment, dated as of April 23, 2014, to 2004 Equity Incentive Plan

10.6(8)†	Fourth Amendment, dated as of May 21, 2014, to 2004 Equity Incentive Plan

10.7(9)†	Fifth Amendment, effective as of April 27, 2021, to 2004 Equity Incentive Plan

10.8(10)†	Sixth Amendment, effective as of May 27, 2021, to 2004 Equity Incentive Plan

10.9(11)†	Employment Agreement, dated June 19, 2023, by and between the registrant and Michael Christenson

10.10(11)†	Entravision Communications Corporation 2023 Inducement Plan

10.11(11)†	Entravision Communications Corporation 2023 Inducement Plan, Restricted Stock Unit Award

10.12(11)†	Entravision Communications Corporation 2023 Inducement Plan, Performance Unit Award

10.13(11)†	Participation Agreement, effective June 19, 2023, by and between the Company and Michael Christenson

10.14(12)†	Executive Compensation Letter Agreement effective as of July 1, 2023 by and between the Company and Christopher Young

10.15(13)†	Participation Agreement effective as of May 12, 2023 by and between the Company and Christopher Young

10.16(13)†	Executive Compensation Letter Agreement effective as of May 12, 2023 by and between the Company and Jeffery Liberman

10.17(13)†	Participation Agreement effective as of May 14, 2023 by and between the Company and Jeffery Liberman

10.18(13)†	Executive Compensation Letter Agreement effective as of May 12, 2023 by and between the Company and Karl Meyer

10.19(13)†	Participation Agreement effective as of May 14, 2023 by and between the Company and Karl Meyer

10.20(14)†	Executive Compensation Letter Agreement effective as of July 1, 2023 by and between the Company and Juan Saldívar von Wuthenau

10.21(14)†	Participation Agreement effective as of July 1, 2023 by and between the Company and Juan Saldívar von Wuthenau

10.22(13)†	Executive Cash Incentive Bonus Plan

10.23(13)†	Entravision Communications Corporation Executive Severance and Change in Control Plan

10.24(15)†	Non-Employee Director Compensation Policy

10.25(15)†	Consulting Agreement effective as of June 8, 2023 by and between the registrant and Patricia Diaz Dennis

10.26(16)†	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (directors)

10.27(16)†	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (employees)

10.28(16)†	Form of Indemnification Agreement for officers and directors of the registrant

10.29(17)

Cooperation Agreement, dated as of May 4, 2023, by and among Entravision Communications Corporation, Alexandra Seros, Estate of Walter F. Ulloa, Alexandra Seros, as Trustee of the Seros Ulloa Family Trust of 1996 and Thomas Strickler, as Trustee of The Walter F. Ulloa Irrevocable Trust of 1996

10.30(3)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.31(18)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.32(18)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.33(3)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.34(19)

First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.35(20)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.36(21)	Third Amendment to Lease effective as of January 31, 2011 by and between Water Garden Company L.L.C. and the registrant

10.37(22)	Fourth Amendment to Lease effective as of January 14, 2021 by and between Water Garden Company L.L.C. and the registrant

10.38(23)	Fifth Amendment to Lease, effective as of February 16, 2022 by and between Water Garden Company L.L.C. and the registrant

10.39(24)	Sixth Amendment to Lease, effective as of June 7, 2022 by and between Water Garden Company L.L.C. and the registrant

10.40(25)	Station Affiliation Agreement, dated as of October 2, 2017, by and between Entravision Communications Corporation, The Univision Network Limited Partnership and UniMás Network

10.41(26)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.42(27)

Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.43(26)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.44(27)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.45(15)

Amendment and Restatement Agreement, dated as of March 30, 2023, by and among Entravision Communications Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders

10.46(28)	Share Purchase Agreement effective as of October 13, 2020 by and among Entravision Digital Holdings, LLC and the selling shareholders named therein

10.47(28)	Put and Call Option Agreement effective as of October 13, 2020 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation and the selling shareholders named therein

10.48(29)

Share Purchase Agreement dated as of August 25, 2021 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation, Redmas Ventures, S.L., and the selling shareholders named therein

10.49(30)

Amendment No. 1 to Share Purchase Agreement executed on January 4, 2022 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation, Redmas Ventures, S.L., and the selling shareholders named therein

10.50(31)

Letter Agreement Re: Accelerated Payments executed on September 13, 2022 by and among Entravision Digital Holdings, LLC, Sorin Properties, S.L., and Entravision Communications Corporation (as guarantor)

10.51(32)

Securities Purchase Agreement effective as of June 4, 2021 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation, MediaDonuts Pte. Ltd. and the selling shareholders named therein

10.52(33)	Earn-Out Agreement effective as of July 1, 2021 by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation, and the selling shareholders named therein

10.53(34)	Share Purchase Agreement, effective as of April 3, 2023, by and among Entravision Communications Corporation and the selling stockholders parties thereto

10.54(34)	Options Agreement, effective as of April 3, 2023, between Entravision Communications Corporation and the selling stockholders thereof

21.1*	Subsidiaries of the registrant

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of BDO USA, P.C.

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97†*	Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
(7)
Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014.
(8)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 30, 2014.
(9)
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
(14)
Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2023.
(15)
Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2023.
(16)
Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023.
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
(23)
Incorporation by reference from our Registration Statement on Form S-8, No. 333-258366, filed with the SEC on August 2, 2021.
(24)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 1, 2021.
(25)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 5, 2017.
(26)
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

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ Michael J. Christenson
Michael J. Christenson Chief Executive Officer

Date: March 14, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Michael J. Christenson and Christopher T. Young, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Christenson Michael J. Christenson	Chief Executive Officer (principal executive officer) and Director	March 14, 2024

/s/ Christopher T. Young Christopher T. Young	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2024

/s/ Brad Bender Brad Bender	Director	March 14, 2024

/s/ Martha Elena Diaz Martha Elena Diaz	Director	March 14, 2024

/s/ Thomas Strickler Thomas Strickler	Director	March 14, 2024

/s/ Lara Sweet Lara Sweet	Director	March 14, 2024

/s/ Gilbert R. Vasquez Gilbert R. Vasquez	Director	March 14, 2024

/s/ Fehmi Zeko Fehmi Zeko	Director	March 14, 2024

/s/ Paul A. Zevnik Paul A. Zevnik	Director and Chair	March 14, 2024

ENTRAVISION COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Entravision Communications Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Contingent Consideration Liability – MediaDonuts — Refer to Notes 2 and 10 to the consolidated financial statements

Critical Audit Matter Description

The Company’s contingent consideration liability includes amounts related to the acquisition of 100% of the issued and outstanding shares of stock of MediaDonuts. This business combination includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to the sellers based on a pre-determined multiple of the acquired business’ EBITDA in specified calendar years. The contingent consideration arrangement is accounted for as a liability and is recorded at fair value each period end, with the change in fair value recognized in the consolidated statements of operations during the period. The Company used the real options approach to estimate the fair value of the MediaDonuts contingent consideration liability at December 31, 2023.

We identified management’s determination of the fair value of the contingent consideration as a critical audit matter due to the significant judgments made by management to estimate the fair value of the contingent liability, and in consideration of the complexity inherent in applying the real option approach. The significant inputs used in establishing the fair value include the revenue growth rates, discount rates, and volatility rates. These are significant inputs that represent significant judgements made by management. Auditing the revenue growth rates, discount rates and volatility rates were especially challenging and required a high degree of auditor judgement, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing management’s assumptions of the expected amount of future revenues, discount rates and volatility rates, and the acceptability of the results of management’s application of the real option approach used to estimate the fair value of the contingent liability included the following, among others:

•
We tested the effectiveness of management's controls over the valuation of the contingent liability, including management's controls over the estimates of the amount of expected future revenues, discount rates and volatility rates.
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

With the assistance of our fair value specialists, we:

•
Evaluated the results of management’s real option approach.
•
Evaluated the reasonableness of management’s selected volatility rates by assessing the peer group public companies used in the selection of the volatility rates and developed a range of independent estimates and compared those estimates to the volatility rates selected by management.
•
Evaluated the reasonableness of the discount rates selected, including developing a range of independent estimates and comparing those to the discount rates selected by management.

Redeemable Noncontrolling Interest – Adsmurai — Refer to Note 3 to the consolidated financial statements

Critical Audit Matter Description

The Company completed the acquisition of 51% equity interest in Adsmurai on April 3, 2023. In connection with the Adsmurai Acquisition, the Company and the Adsmurai Sellers entered into an Options Agreement that contained a put and call option redemption feature that is not solely within the control of the Company, resulting in redeemable noncontrolling interest. The Company measured and classified the redeemable noncontrolling interest within temporary equity at its acquisition date fair value of $43.6 million. Management estimated the fair value of the redeemable noncontrolling interest using the real options approach. The redeemable noncontrolling interest is subject to measurement period adjustments to adjust the redeemable noncontrolling interest to the higher of either the redemption value or its historical value resulting from the original acquisition date fair value plus the impact of any income or loss attribution amounts as well as applicable distributions. As of December 31, 2023, the Company had $43.8 million of redeemable noncontrolling interest recorded on the consolidated balance sheet related to the Adsmurai Acquisition.

We identified the Company's accounting conclusions related to the Adsmurai Acquisition and the initial valuation of the redeemable noncontrolling interests as a critical audit matter because of the complex judgments involved in applying the appropriate accounting guidance and the complexity inherent in applying the real option approach used to estimate the fair value of the redeemable noncontrolling interest. The significant inputs used in establishing the fair value include the EBITDA forecast, discount rates, and volatility rates. These are significant inputs that represent significant judgements made by management. Auditing the EBITDA forecast, discount rates and volatility rates were especially challenging and required a high degree of auditor judgement, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to our testing of the Company’s accounting conclusions for the Adsmurai Acquisition and testing management’s assumptions of the estimated future EBITDA, discount rates and volatility rates, and the acceptability of the results of management’s application of the real option approach used to estimate the fair value of the redeemable noncontrolling interest included the following, among others:

•
We tested the effectiveness of controls the Company has in place relating to applying the appropriate accounting guidance to the transaction, as well as management’s controls over valuation of the redeemable noncontrolling interest including the estimates of the amount of expected future EBITDA, discount rates and volatility rates.
•
We read the executed agreements and other supporting documents relevant to the Adsmurai Acquisition and evaluated key terms.
•
We evaluated management's ability to estimate future EBITDA by comparing actual EBITDA to estimates assumed in the valuation model.

With the assistance of our fair value specialists, we:

•
Evaluated the results of management’s real options approach.
•
Evaluated the reasonableness of management’s selected volatility rates by assessing the peer group public companies used in the selection of the volatility rates and developed a range of independent estimates and compared those estimates to the volatility rates selected by management.
•
Evaluated the reasonableness of the discount rates selected, including developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 14, 2024 We have served as the Company's auditor since 2022.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Entravision Communications Corporation

Santa Monica, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows of Entravision Communications Corporation (the “Company”) for the year ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$105,739	$110,691
Marketable securities	13,172	44,528
Restricted cash	770	753
Trade receivables (including related parties of $10,051 and $5,814), net of allowance for doubtful accounts of $5,719 and $6,572	235,837	224,713
Assets held for sale	301	—
Prepaid expenses and other current assets (including related parties of $274 and $274)	30,036	27,238
Total current assets	385,855	407,923
Property and equipment, net of accumulated depreciation of $197,645 and $194,448	71,475	61,362
Intangible assets subject to amortization, net of accumulated amortization of $87,968 and $75,992 (including related parties of $2,785 and $3,714)	51,784	61,811
Intangible assets not subject to amortization	195,174	207,453
Goodwill	90,672	86,991
Deferred income taxes	4,991	2,591
Operating leases right of use asset	43,941	44,413
Other assets	22,054	8,297
Total assets	$865,946	$880,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$9,969	$5,256
Accounts payable and accrued expenses (including related parties of $1,071 and $1,215)	254,802	237,415
Operating lease liabilities	7,282	5,570
Total current liabilities	272,053	248,241
Long-term debt, less current maturities, net of unamortized debt issuance costs of $1,116 and $1,221	199,552	207,292
Long-term operating lease liabilities	45,665	42,151
Other long-term liabilities	23,009	30,198
Deferred income taxes	59,381	67,590
Total liabilities	599,660	595,472

Commitments and contingencies (note 12)
Redeemable noncontrolling interest	43,758	—
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at December 31, 2023 80,150,506 and December 31, 2022 78,172,827	8	8
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at December 31, 2023 and 2022 0	—	—
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at December 31, 2023 and 2022 9,352,729	1	1
Additional paid-in capital	743,246	776,298
Accumulated deficit	(519,812)	(504,375)
Accumulated other comprehensive income (loss)	(915)	(1,510)
Total stockholders' equity	222,528	270,422
Noncontrolling interest	—	14,947
Total equity	222,528	285,369
Total liabilities, redeemable noncontrolling interest and equity	$865,946	$880,841
See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenue	$1,106,867	$956,209	$760,192
Expenses:
Cost of revenue - digital	800,401	623,916	466,517
Direct operating expenses (including related parties of $6,050, $8,095, and $8,412) (including non-cash stock-based compensation of $9,482, $5,694, and $3,234)	128,470	122,611	116,449
Selling, general and administrative expenses	91,979	75,165	56,585
Corporate expenses (including non-cash stock-based compensation of $14,216, $14,340, and $6,361)	50,294	49,404	32,993
Depreciation and amortization (including related parties of $928, $928, and $1,228)	28,007	25,697	22,420
Change in fair value of contingent consideration	(2,539)	14,210	8,224
Impairment charge	13,267	1,600	3,023
Foreign currency (gain) loss	900	2,972	508
Other operating (gain) loss	609	382	(6,998)
	1,111,388	915,957	699,721
Operating income (loss)	(4,521)	40,252	60,471
Interest expense	(17,291)	(10,876)	(7,020)
Interest income	5,055	2,864	245
Dividend income	35	20	213
Gain (loss) on debt extinguishment	(1,556)	—	—
Realized gain (loss) on marketable securities	(93)	(532)	—
Income (loss) before income taxes	(18,371)	31,728	53,909
Income tax (expense) benefit	2,750	(11,559)	(18,679)
Net income (loss)	(15,621)	20,169	35,230
Net (income) loss attributable to redeemable noncontrolling interest	(158)	—	(5,938)
Net (income) loss attributable to noncontrolling interest	342	(2,050)	—
Net income (loss) attributable to common stockholders	$(15,437)	$18,119	$29,292
Basic and diluted earnings (loss) per share:
Net income (loss) per share attributable to common stockholders, basic	$(0.18)	$0.21	$0.34
Net income (loss) per share attributable to common stockholders, diluted	$(0.18)	$0.21	$0.33
Cash dividends declared per common share, basic and diluted	$0.20	$0.10	$0.10
Weighted average common shares outstanding, basic	87,901,938	85,391,163	85,301,603
Weighted average common shares outstanding, diluted	87,901,938	87,769,762	87,910,603

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(15,621)	$20,169	$35,230
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	88	(45)	184
Change in fair value of marketable securities	507	(488)	(105)
Total other comprehensive income (loss)	595	(533)	79
Comprehensive income (loss)	(15,026)	19,636	35,309
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(158)	—	(5,938)
Comprehensive (income) loss attributable to noncontrolling interests	342	(2,050)	—
Comprehensive income (loss) attributable to common stockholders	$(14,842)	$17,586	$29,371

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, January 1, 2021	60,759,405	14,927,613	9,352,729	—	$6	$2	$1	$828,813	$(551,786)	$(1,056)	$-	$275,980
Issuance of common stock upon exercise of stock options or awards of restricted stock units	151,000	—	—	—	—	—	—	416	—	—	—	416
Tax payments related to shares withheld for share-based compensation plans	1,406,491	—	—	—	—	—	—	(4,729)	—	—	—	(4,729)
Stock-based compensation expense	—	—	—	—	—	—	—	9,595	—	—	—	9,595
Class B common stock exchanged for Class A common stock	800,000	(800,000)	—	—	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(8,531)	—	—	—	(8,531)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	(105)	—	(105)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	184	—	184
Acquisition of redeemable noncontrolling interest	—	—	—	—	—	—	—	(45,176)	—	—	—	(45,176)
Net income (loss) attributable to common stockholders	—	—	—	—	—	—	—	—	29,292	—	—	29,292
Balance, December 31, 2021	63,116,896	14,127,613	9,352,729	—	6	2	1	780,388	(522,494)	(977)	—	256,926
Issuance of common stock upon exercise of stock options or awards of restricted stock units	66,000	—	—	—	—	—	—	219	—	—	—	219
Tax payments related to shares withheld for share-based compensation plans	2,615,319	—	—	—	—	—	—	(4,524)	—	—	—	(4,524)
Stock-based compensation expense	—	—	—	—	—	—	—	20,034	—	—	—	20,034
Class B common stock exchanged for Class A common stock	14,127,613	(14,127,613)	—	—	2	(2)	—	—	—	—	—	—
Repurchase of Class A common stock	(1,753,001)	—	—	1,753,001	—	—	—	(11,280)	—	—	—	(11,280)
Retirement of treasury stock	—	—	—	(1,753,001)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(8,539)	—	—	—	(8,539)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	(899)	—	(899)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(45)	—	(45)
OCI release due to realized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	411	—	411
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	12,897	12,897
Net income (loss) attributable to common stockholders	—	—	—	—	—	—	—	—	18,119	—	2,050	20,169
Balance, December 31, 2022	78,172,827	—	9,352,729	—	8	—	1	776,298	(504,375)	(1,510)	14,947	285,369
Issuance of common stock upon exercise of stock options or awards of restricted stock units	1,958,490	—	—	—	—	—	—	554	—	—	—	554
Tax payments related to shares withheld for share-based compensation plans	19,189	—	—	—	—	—	—	(4,057)	—	—	—	(4,057)
Stock-based compensation expense	—	—	—	—	—	—	—	23,698	—	—	—	23,698
Dividends paid	—	—	—	—	—	—	—	(17,588)	—	—	—	(17,588)
Dividends equivalents payable	—	—	—	—	—	—	—	(933)	—	—	—	(933)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	436	—	436
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	88	—	88
OCI release due to realized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	71	—	71
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(751)	—	—	(624)	(1,375)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(4,356)	(4,356)
Accounting for Adsmurai transaction	—	—	—	—	—	—	—	(33,975)	—	—	(9,625)	(43,600)
Net income (loss) attributable to common stockholders	—	—	—	—	—	—	—	—	(15,437)	—	(342)	(15,779)
Balance, December 31, 2023	80,150,506	—	9,352,729	—	$8	$-	$1	$743,246	$(519,812)	$(915)	$-	$222,528

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(15,621)	$20,169	$35,230
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,007	25,697	22,420
Impairment charge	13,267	1,600	3,023
Deferred income taxes	(10,965)	(3,708)	14,554
Non-cash interest	355	1,314	604
Amortization of syndication contracts	471	468	475
Payments on syndication contracts	(480)	(470)	(473)
Non-cash stock-based compensation	23,698	20,034	9,595
(Gain) loss on marketable securities	93	532	—
(Gain) loss on disposal of assets/business	737	(636)	(4,629)
(Gain) loss on debt extinguishment	1,556	—	—
Change in fair value of contingent consideration	(2,539)	14,210	8,224
Changes in assets and liabilities, net of businesses acquired and disposed of:
(Increase) decrease in trade receivables, net	(9,247)	(9,687)	(49,109)
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	7,826	2,017	6,782
Increase (decrease) in accounts payable, accrued expenses and other liabilities	38,038	7,377	18,557
Net cash provided by operating activities	75,196	78,917	65,253
Cash flows from investing activities:
Proceeds from sale of assets/business	258	2,708	10,348
Purchases of property and equipment	(27,327)	(11,468)	(5,819)
Purchase of businesses, net of cash acquired	(6,930)	—	(14,260)
Investment in variable interest entities, net of cash consolidated	—	(5,164)	—
Purchases of marketable securities	(11,355)	(106,382)	—
Proceeds from sale of marketable securities	43,335	59,814	27,800
Purchases of investments	(300)	—	(800)
Issuance of loan receivable	(13,636)	—	—
Net cash provided by (used in) investing activities	(15,955)	(60,492)	17,269
Cash flows from financing activities:
Proceeds from stock option exercises	554	219	416
Tax payments related to shares withheld for share-based compensation plans	(4,057)	(4,524)	(4,729)
Payments on debt	(215,745)	(3,252)	(3,000)
Dividends paid	(17,588)	(8,539)	(8,531)
Distributions to noncontrolling interest	(3,380)	—	—
Repurchase of Class A common stock	—	(11,280)	—
Payment of contingent consideration	(35,113)	(65,340)	—
Principal payments under finance lease obligation	(152)	(105)	(126)
Proceeds from borrowings on debt	213,087	—	—
Payments for debt issuance costs	(1,777)	—	(604)
Net cash used in financing activities	(64,171)	(92,821)	(16,574)
Effect of exchange rates on cash, cash equivalents and restricted cash	(5)	(3)	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,935)	(74,399)	65,932
Cash, cash equivalents and restricted cash:
Beginning	111,444	185,843	119,911
Ending	$106,509	$111,444	$185,843
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$16,936	$9,562	$6,412
Income taxes	$13,100	$16,921	$4,125
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$1,987	$2,109	$942
Fair value of contingent consideration related to acquisitions and purchase of noncontrolling interest	$1,854	$—	$106,700
Fair value of put and call option	$43,600	$—	$—
Dividends equivalents payable	$783	$—	$—

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter referred to collectively as the "Company") is a global advertising solutions, media and technology company. The Company's operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. The Company's management has determined that the Company operates in three reportable segments as of December 31, 2023, based upon the type of advertising medium: digital, television and audio.

The Company's digital segment, whose operations are primarily located in Europe, Latin America, Asia, the United States and Africa, reaches a global market, with a focus on advertisers that wish to advertise on digital platforms owned and operated primarily by global media companies. The digital segment is comprised of three business units: Entravision Global Partners, the Company's digital commercial partnerships business; Smadex, the Company's programmatic ad purchasing platform; and the Company's mobile growth solutions business. The Company's television and audio operations reach and engage U.S. Hispanics in the United States. The Company owns and/or operates 49 primary television stations and 44 radio stations (37 FM and 7 AM). For more information and an overview of the Company's business, please refer to Part I, Item 1.

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

The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. See Note 3 for more details.

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

As disclosed in Note 19, on March 4, 2024, the Company received a communication from Meta that it intends to wind down its Authorized Sales Partner (ASP) program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024. For the fiscal years ended December 31, 2023 and 2022, ASP revenue from Meta represented approximately 53% and 49%, respectively, of the Company’s consolidated revenue, and 63% and 63%, respectively, of the Company’s digital segment revenue.

As of December 31, 2023, the Company had Goodwill of $50.1 million, Intangible assets subject to amortization of $47.3 million and Property and equipment, net of accumulated depreciation of $8.2 million in its digital segment. The Company is in the process of evaluating the potential impact of this subsequent event and expects there is a reasonable possibility that there will be a material change to the value of these assets.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and commercial paper. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. The Company had $87.3 million and $89.7 million in cash and cash equivalents held outside the United States as of December 31, 2023 and 2022, respectively.

Restricted Cash

As of December 31, 2023 and 2022, the Company’s balance sheet includes $0.8 million in restricted cash as temporary collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$105,739	$110,691	$185,094
Restricted cash	770	753	749
Total as presented in the Consolidated Statements of Cash Flows	$106,509	$111,444	$185,843

Investments

The Company’s available for sale debt securities totaled $13.2 million as of December 31, 2023, and were comprised of corporate bonds and notes, which were recorded at their fair market value within “Marketable securities” in the consolidated balance sheet (see Note 10). The majority of the carrying value of the corporate bonds and notes held by the Company are investment grade.

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. From time to time, the Company has had, and may have, bank deposits in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. As of December 31, 2023, the majority of all U.S. deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes that it is not exposed to significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all of the bank deposits held in banks outside the United States are not insured.

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

Aggregate receivables from the largest five advertisers represented 7% and 2% of the Company's total trade receivables as of December 31, 2023 and 2022, respectively. No single advertiser represents more than 5% of the total trade receivables.

Revenue from the largest advertiser represented 13%, 14% and 13% of the Company's total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. This advertiser is a global media company and pays on a frequent basis; therefore, management does not believe that this concentration of credit represents a significant risk to the Company. No other advertiser represented more than 5% of the Company's total revenue.

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense that aggregated $2.2 million, $3.4 million and $3.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The net charge off of bad debts aggregated $3.1 million, $3.3 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Revenue related to a single global media company, Meta, for which the Company acts as a commercial partner represented 53%, 49% and 55% of the Company's total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. The Company expects that this dependence will continue. Beginning in the second half of 2023, the Company has received a lower rate of payment on the sales made on behalf of this media company, resulting in lower margins. On March 4, 2024, the Company received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024 (see Note 19).

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

The carrying amount of the Term Loan A Facility as of December 31, 2023 approximated its fair value. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

Retransmission Consent. The Company generates revenue from retransmission consent agreements that are entered into with multichannel video programming distributors ("MVPDs"). The Company grants the MVPDs access to its television station signals so that they may rebroadcast the signals and charge their subscribers for this programming. Revenue is recognized as the television signal is delivered to the MVPD.

Spectrum Usage Rights. The Company generates revenue from agreements associated with its television stations’ spectrum usage rights. Revenue is recognized in accordance with the contractual fees over the term of the agreement or when the Company has relinquished all or a portion of its spectrum usage rights for a station or have relinquished its rights to operate a station on the existing channel free from interference.

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

The Company expenses contract acquisition costs, such as sales commissions generated either by internal direct sales employees or through third party advertising agency intermediaries, when incurred because the amortization period is one year or less. These costs are recorded within direct operating expenses.

The Company records deferred revenues within Accounts payable and accrued expenses in the Consolidated Balance Sheets, when cash payments are received or due in advance of its performance, including amounts which are refundable. The change in the deferred revenue balance is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance in the prior period.

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

Corporate expenses

Corporate expenses consist primarily of salaries related to corporate officers and back-office functions, third party legal and accounting services, and fees incurred as a result of being a publicly traded company.

Stock-Based Compensation

The Company recognizes stock-based compensation according to the provisions of ASC 718, “Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock awards, restricted stock units ("RSUs"), and performance stock units ("PSUs") based on estimated fair values.

The Company granted RSUs during each of the years ended December 31, 2023, 2022 and 2021. The estimated fair value of the RSUs units granted is based on the Company's share price on the grant date. In addition, the Company granted PSUs during the year ended December 31, 2023. The estimated fair value of the PSUs was estimated using a Monte-Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period.

Beginning with grants made in 2023, a dividend equivalent equal to the amount paid, if any, in respect of one share of the securities underlying the RSUs and PSUs begins accruing with respect to the RSUs and PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs and PSUs.

The Company did not grant any stock options during the years ended December 31, 2023, 2022 and 2021.

Earnings Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$(15,437)	$18,119	$29,292
Denominator:
Weighted average common shares outstanding, basic	87,901,938	85,391,163	85,301,603
Per share:
Net income (loss) per share attributable to common stockholders	$(0.18)	$0.21	$0.34
Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$(15,437)	$18,119	$29,292
Denominator:
Weighted average common shares outstanding	87,901,938	85,391,163	85,301,603
Dilutive securities:
Stock options	—	146,699	298,743
Restricted stock units	—	2,231,900	2,310,257
Diluted shares outstanding	87,901,938	87,769,762	87,910,603
Per share:
Net income (loss) per share attributable to common stockholders	$(0.18)	$0.21	$0.33

Basic earnings per share is computed as net income divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, RSUs and PSUs.

For the year ended December 31, 2023, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 2,145,439 equivalent shares of dilutive securities for the year ended December 31, 2023.

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

Comprehensive Income (loss)

Comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income (loss), unrealized gains (losses) on investments and foreign currency translation adjustments.

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

During 2023, the Company entered into a sales agreement for a tower site in the Boston market for $1.3 million. The transaction met the criteria for classification as assets held for sale and the carrying value of $0.3 million is presented as Assets Held for Sale in the Consolidated Balance Sheet as of December 31, 2023. The transaction is expected to close in 2024.

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Newly Adopted Accounting Standards

There were no new accounting standards that were adopted during the year ended December 31, 2023.

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

In connection with the Adsmurai Acquisition, on April 3, 2023 the Company made a loan to entities affiliated with owners of the remaining 49% interest in Adsmurai in the principal amount of €7,355,000 ($8.1 million as of April 3, 2023) and a second loan on July 11, 2023 in the principal amount of €4,993,344 ($5.6 million as of July 11, 2023) based on Adsmurai’s EBITDA for calendar year 2022 (the “New Adsmurai Loans”). The New Adsmurai Loans has a seven-year term, bears interest at a rate of 5% annually and can be repaid upon the exercise of the option rights set forth in the Adsmurai Options Agreement (defined below). The loan receivable is recorded within Other assets in the Consolidated Balance Sheets.

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

As a result of the put and call option redemption feature, and because the redemption is not solely within the control of the Company, the noncontrolling interest is considered redeemable, and is classified in temporary equity within the Company’s Consolidated Balance Sheets initially at its acquisition date fair value. The noncontrolling interest is adjusted each reporting period for income (or loss) attributable to the noncontrolling interest as well as any applicable distributions made. In addition, because the noncontrolling interest is not currently redeemable, but is probable that it will become redeemable, and because the Company has elected the immediate method to recognize changes in the redemption value as they occur, each reporting period a measurement period adjustment, if any, is recorded to adjust the noncontrolling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value. The fair value of the redeemable noncontrolling interest, which includes the Adsmurai Options Agreement, recognized on the acquisition date was $43.6 million. The fair value was estimated by applying the real options approach. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in EBITDA, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate.

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

In thousands, except share and per share data	Year Ended
	December 31,
	2023	2022
Pro Forma:
Total revenue	$1,106,867	$984,566
Net income (loss) attributable to common stockholders	$(15,586)	$19,283

Basic and diluted earnings (loss) per share:
Net income (loss) per share, attributable to common stockholders, basic	$(0.18)	$0.23
Net income (loss) per share, attributable to common stockholders, diluted	$(0.18)	$0.22

Weighted average common shares outstanding, basic	87,901,938	85,391,163
Weighted average common shares outstanding, diluted	87,901,938	87,769,762

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$-	$-
Transfer of noncontrolling interest to redeemable noncontrolling interest	9,625	-
Acquisition of redeemable noncontrolling interest	33,975	-
Net income (loss) attributable to redeemable noncontrolling interest	158	-
Ending balance	$43,758	$-

Jack of Digital

On August 3, 2022, the Company acquired 15% of the issued and outstanding stock of a digital marketing services company that, together with its subsidiaries, does business under the name Jack of Digital ("Jack of Digital"), for $0.1 million. Jack of Digital serves as the exclusive advertising sales partner of ByteDance in Pakistan.

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

In thousands, except share and per share data	Year Ended
	December 31,
	2023	2022
Pro Forma:
Total revenue	$1,106,867	$959,693
Net income (loss) attributable to common stockholders	$(15,399)	$18,602

Basic and diluted earnings (loss) per share:
Net income (loss) per share, attributable to common stockholders, basic	$(0.18)	$0.22
Net income (loss) per share, attributable to common stockholders, diluted	$(0.18)	$0.21

Weighted average common shares outstanding, basic	87,901,938	85,391,163
Weighted average common shares outstanding, diluted	87,901,938	87,769,762

The table below presents the reconciliation of changes in noncontrolling interests (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$14,947	$-
Distributions to noncontrolling interest	(4,356)	-
Transfer of noncontrolling interest to redeemable noncontrolling interest	(9,625)
Acquisition of noncontrolling interest	(624)	12,897
Net income (loss) attributable to noncontrolling interest	(342)	2,050
Ending balance	$-	$14,947

BCNMonetize

On May 19, 2023, the Company acquired 100% of the issued and outstanding shares of stock of a global mobile app marketing solutions company headquartered in Barcelona, Spain, that, together with its subsidiaries, does business under the name BCNMonetize ("BCNMonetize"). The acquisition, funded from the Company’s cash on hand, included an initial purchase price of $6.0 million in cash, which amount was adjusted at closing to $7.2 million due to customary purchase price adjustments for cash, indebtedness and estimated working capital. Additionally, the transaction includes contingent earn-out payments based upon the achievement of certain EBITDA targets in calendar years 2023 through 2026, calculated as a predetermined multiple of EBITDA for each of those years. The total purchase price for the acquisition, including the fair value of the contingent consideration, was $8.8 million.

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

During the year ended December 31, 2023, since the acquisition date, BCNMonetize generated net revenue of $8.9 million, and net income of $1.1 million, excluding the impact of contingent consideration liability adjustments.

The following unaudited pro forma information has been prepared to give effect to the Company’s acquisition of BCNMonetize as if the acquisition had occurred on January 1, 2022. This pro forma information was adjusted to exclude acquisition fees and costs of

$0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Pro Forma:
Total revenue	$1,112,880	$971,845
Net income (loss) attributable to common stockholders	$(13,896)	$22,770

Basic and diluted earnings (loss) per share:
Net income (loss) per share, attributable to common stockholders, basic	$(0.16)	$0.27
Net income (loss) per share, attributable to common stockholders, diluted	$(0.16)	$0.26

Weighted average common shares outstanding, basic	87,901,938	85,391,163
Weighted average common shares outstanding, diluted	87,901,938	87,769,762

4. REVENUES

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Year Ended December 31,
	2023	2022	2021
Digital advertising	$932,730	$747,103	$555,338
Broadcast advertising	124,722	161,713	154,297
Spectrum usage rights	8,156	6,036	6,195
Retransmission consent	36,556	36,022	37,041
Other	4,703	5,335	7,321
Total revenue	$1,106,867	$956,209	$760,192

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

	Year Ended December 31,
	2023	2022	2021
Local direct	$21,826	$22,931	$23,070
Local agency	54,485	54,094	59,865
National agency	48,411	84,688	71,362
Total revenue	$124,722	$161,713	$154,297

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$217,147	$247,371	$235,876
Latin America	615,960	518,100	466,638
EMEA (1)	155,300	99,464	26,780
Asia	118,460	91,274	30,898
Total revenue	$1,106,867	$956,209	$760,192

(1) EMEA means Europe, Middle East and Africa. Substantially all revenue in EMEA is related to Europe.

Deferred Revenue

(in thousands)	December 31, 2022	Increase	Decrease	December 31, 2023
Deferred revenue	$7,175	4,114	(7,175)	$4,114

(in thousands)	December 31, 2021	Increase	Decrease	December 31, 2022
Deferred revenue	$5,942	7,175	(5,942)	$7,175

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	December 31,	Purchase Price	Additions From	December 31,	Purchase Price	Additions From	December 31,
	2021	Adjustments	VIEs	2022	Adjustments	Acquisitions	2023
Digital	$31,159	$1,907	$13,376	$46,442	$201	$3,480	$50,123
Television	40,549	—	—	40,549	—	—	40,549
Audio	—	—	—	—	—	—	—
Consolidated	$71,708	$1,907	$13,376	$86,991	$201	$3,480	$90,672

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2023 and 2022 is as follows (in thousands):

		2023			2022
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	4	$60,043	$(55,845)	$4,198	$60,043	$(54,755)	$5,288
Customer base	6	70,056	(26,652)	43,404	68,276	(17,378)	50,898
Pre-sold advertising contracts and other	4	9,653	(5,471)	4,182	9,484	(3,859)	5,625
Total assets subject to amortization:		$139,752	$(87,968)	$51,784	$137,803	$(75,992)	$61,811
Intangible assets not subject to amortization:
FCC licenses and spectrum usage rights				195,174			207,453
Total intangible assets				$246,958			$269,264

The aggregate amount of amortization expense for the years ended December 31, 2023, 2022 and 2021 was approximately $12.6 million, $10.7 million and $8.9 million, respectively. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Estimated Amortization Expense	Amount
2024	$11,862
2025	11,226
2026	7,017
2027	5,882
2028	5,602
Thereafter	10,195
Total	$51,784

Impairment

The Company has identified each of its three operating segments to be separate reporting units: digital, television, and audio. The carrying values of the reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. The annual testing date is October 1.

The Company conducted its annual review of the fair value of the digital reporting unit. As of the annual goodwill testing date, October 1, 2023, there was $50.1 million of goodwill in the digital reporting unit. Based on the assumptions and estimates in Note 2, the fair value of the digital reporting unit exceeded its carrying value by 28%, resulting in no impairment charge for the year ended December 31, 2023. The calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the digital reporting unit would decrease by 2%. If the long term projected growth rate were to decrease by 1%, the fair value of the digital reporting unit would decrease by 1%.

As discussed in Note 19, on March 4, 2024, the Company received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including the Company's, by July 1, 2024. For the fiscal years ended December 31, 2023 and 2022, ASP revenue from Meta represented approximately 53% and 49%, respectively, of the Company's consolidated revenue, and 63% and 63%, respectively, of the Company's digital segment revenue. As a result of this significant loss of revenue in the Company's digital segment, the Company is in the process of evaluating the potential impact of this subsequent event and expects there is a reasonable possibility that there will be a material change to the value of this asset.

During the years ended December 31, 2022 and 2021, the Company concluded that the digital reporting unit fair value exceeded its carrying value, resulting in no impairment charge.

The Company also conducted its annual review of the fair value of the television reporting unit. As of the annual goodwill testing date, October 1, 2023, there was $40.5 million of goodwill in the television reporting unit. Based on the assumptions and estimates in Note 2, the television reporting unit fair value exceeded its carrying value by 36%, resulting in no impairment charge for the year ended December 31, 2023. The calculation of the fair value of the reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the television reporting unit would decrease by 2%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 2%.

During the years ended December 31, 2022 and 2021, the Company concluded that the television reporting unit fair value exceeded its carrying value, resulting in no impairment charge.

The Company did not have any goodwill in its audio reporting unit at December 31, 2023 and 2022.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2023 and 2022. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

As a result of this impairment analysis, taking into consideration the foregoing factors, the Company recorded the following impairment charges:

•
For the year ended December 31, 2023, the Company recorded:
•
impairment charges of FCC licenses in its audio reporting unit in the amount of $12.3 million;
•
impairment charge related to Intangibles subject to amortization of $1.0 million in its digital reporting unit to reflect the termination of an agreement with a media company for which we act as commercial partner;

•
For the year ended December 31, 2022, the Company recorded impairment charges of FCC licenses in its television and audio reporting units in the amount of $0.9 million and $0.7 million, respectively.
•
For the year ended December 31, 2021, the Company recorded:
•
impairment charges of FCC licenses in its audio reporting unit in the amount of $0.1 million;
•
impairment charge related to Intangibles subject to amortization of $1.3 million in its digital reporting unit to reflect the termination effective in June 2022 of an agreement with a media company for which we act as commercial partner;
•
impairment charges related to Intangibles subject to amortization of $0.3 million and $1.3 million in its television and audio reporting units, respectively, to reflect the fair market value of assets held for sale.

6. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2023 and 2022 consists of (in millions):

	Estimated useful life (years)	2023	2022
Buildings	40	$18.5	$18.6
Construction in progress	—	4.4	5.2
Transmission, studio and other broadcast equipment	5-15	152.5	152.7
Office and computer equipment	3-7	54.7	44.8
Transportation equipment	5	3.9	4.5
Leasehold improvements and land improvements	Lesser of lease life or useful life	28.3	22.0
		262.3	247.8
Less accumulated depreciation		(197.6)	(194.4)
		64.7	53.4
Land		6.8	8.0
		$71.5	$61.4

Depreciation expense was $15.4 million, $14.9 million, and $13.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As part of the FCC auction for broadcast spectrum that concluded in 2017, the FCC has reassigned some stations to new post-auction channels and will reimburse station owners for the cost of the relocation. The Company received notification from the FCC that 17 of its stations have been assigned to new channels with an estimated reimbursable cost of approximately $16.0 million. The Company did not have gains on involuntary conversion associated with the repack process in 2023, and recorded gains of $0.2 million and $2.6 million in 2022 and 2021, respectively, which are presented as other operating gain in the Consolidated Statements of Operations.

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

The following table summarizes the expected future payments related to lease liabilities as of December 31, 2023:

(in thousands)
2024	$10,346
2025	9,789
2026	8,162
2027	6,471
2028	5,703
Thereafter	29,370
Total minimum payments	$69,841
Less amounts representing interest	(16,496)
Less amounts representing tenant improvement allowance	(398)
Present value of minimum lease payments	52,947
Less current operating lease liabilities	(7,282)
Long-term operating lease liabilities	$45,665

The Company’s existing leases have remaining terms of less than one year up to 27 years. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2023 were 8.8 years and 6.2%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2022 were 8.8 years and 6.2%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$8,483	$9,680	$10,265
Non-cash additions to operating lease assets	$6,762	$31,125	$6,950

The following table summarizes the components of lease expense:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$9,832	$9,203	$8,299
Variable lease cost	1,026	1,143	1,469
Short-term lease cost	3,878	2,705	1,710
Total lease cost	$14,736	$13,051	$11,478

For the year ended December 31, 2023, lease cost of $5.7 million, $7.8 million and $1.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the year ended December 31, 2022, lease cost of $6.0 million, $6.2 million and $0.9 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the year ended December 31, 2021, lease cost of $6.1 million, $4.8 million and $0.6 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2023 and 2022 consist of (in millions):

	2023	2022
Accounts payable	$108.2	$75.2
Accrued payroll and compensated absences	13.5	15.6
Accrued bonuses	5.4	9.3
Professional fees	0.8	0.2
Deferred revenue	4.1	7.2
Accrued national representation fees	1.3	1.7
Income taxes payable	8.1	7.2
Other taxes payable	14.0	11.3
Amounts due under joint sales agreements	0.4	0.5
Accrued property taxes	2.4	2.0
Accrued capital expenditures	2.0	2.1
Accrued media costs – digital	78.4	62.1
Accrued contingent consideration	9.3	36.5
Other	6.9	6.5
	$254.8	$237.4

9. LONG TERM DEBT

Long-term debt as of December 31, 2023 and 2022 is summarized as follows (in millions):

	2023	2022
Term Loan Facility	$207.8	$209.3
Other long term debt	2.9	4.5
Less current maturities	(10.0)	(5.3)
	200.7	208.5
Less unamortized debt issuance costs	(1.1)	(1.2)
	$199.6	$207.3

The scheduled maturities of long-term debt and interest payments schedule as of December 31, 2023 are as follows (in millions):

Year	Principal Maturity	Interest Payments (1)
2024	$10.0	$17.3
2025	10.4	16.6
2026	10.2	15.7
2027	10.2	14.9
2028	169.2	2.9
Thereafter	0.7	—
	$210.7	$67.4

(1) Interest payments are based on an assumed rate of 8.21%, which was the rate as of December 31, 2023 for the associated 2023 Credit Facility.

Credit Facility

On November 30, 2017, the Company entered into the 2017 Credit Facility pursuant to the 2017 Credit Agreement. The 2017 Credit Facility consisted of a $300.0 million senior secured Term Loan B Facility (the “Term Loan B Facility”), which was drawn in full.

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

On March 17, 2023 (the “2023 Closing Date”), the Company entered into the 2023 Credit Facility, pursuant to the 2023 Credit Agreement, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders” and individually each a “Lender”). The 2023 Credit Agreement amended, restated and replaced in its entirety the 2017 Credit Agreement.

On the 2023 Closing Date, the Company repaid in full all of the outstanding obligations under the 2017 Credit Agreement and accounted for this repayment as an extinguishment of debt in accordance with Accounting Standards Codification ("ASC") 470, "Debt". The repayment resulted in a loss on debt extinguishment of $1.6 million, which included a write-off of unamortized debt issuance costs in the amount of $1.1 million.

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

As of December 31, 2023, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 8.21%.

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

The Company incurred debt issuance costs of $1.8 million associated with the 2023 Credit Facility. Debt outstanding under the 2023 Credit Facility is presented net of issuance costs on the Company's Consolidated Balance Sheets. The debt issuance costs are amortized on an effective interest basis over the term of the 2023 Credit Facility, and are included in interest expense in the Company's Consolidated Statements of Operations.

The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2023 Credit Facility requires compliance with financial covenants related to total net leverage ratio, not to exceed 3.25 to 1.00, and interest coverage ratio with a minimum permitted ratio of 3.00 to 1.00 (calculated as set forth in the 2023 Credit Agreement). As of December 31, 2023, the Company believes that it is in compliance with all covenants in the 2023 Credit Agreement.

The 2023 Credit Agreement includes customary events of default, as well as the following events of default, that are specific to the Company:

•
any revocation, termination, substantial and adverse modification, or refusal by final order to renew, any media license, or the requirement (by final non-appealable order) to sell a television or radio station, where any such event or failure is reasonably expected to have a material adverse effect; or
•
the interruption of operations of any television or radio station for more than 96 consecutive hours during any period of seven consecutive days;

The 2023 Credit Agreement includes customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the 2023 Credit Agreement.

The security agreement that the Company entered into with respect to its 2017 Credit Facility remains in effect with respect to its 2023 Credit Facility.

The carrying amount of the Term Loan A Facility as of December 31, 2023 approximated its fair value and was $195.1 million, net of $1.1 million of unamortized debt issuance costs and original issue discount.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the consolidated balance sheets (in millions):

	December 31, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3		Total Gains (Losses)
Assets:
Money market account	$1.1	$1.1	$—		$—
Corporate bonds and notes	$13.2		$13.2	$

Liabilities:
Contingent consideration	$28.0	$—	—		$28.0

Nonrecurring fair value measurements:
FCC licenses	$27.6	—	—		$27.6	$(12.3)

	December 31, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3		Total Gains (Losses)
Assets:
Money market account	$1.4	$1.4	$—		$—
Corporate bonds and notes	$44.5		$44.5	$

Liabilities:
Contingent consideration	$63.8	$—	—		$63.8

Nonrecurring fair value measurements:
FCC licenses	$24.5	—	—		$24.5	$(1.6)

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

As of December 31, 2023, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Corporate Bonds and Notes
	Amortized Cost	Unrealized gains (losses)
Due within a year	$2,811	$(25)
Due after one year	10,520	(134)
Total	$13,331	$(159)

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of December 31, 2023 and December 31, 2022, the Company determined that a credit loss allowance is not required.

Included in interest income for the years ended December 31, 2023, 2022 and 2021 was interest income related to the Company’s available for sale securities of $1.3 million, $2.1 million and $0.2 million, respectively.

The fair value of the contingent consideration is related to the acquisitions of:

•
the remaining 49% of the issued and outstanding shares of stock of a digital advertising solutions company that, together with its subsidiaries, does business under the name Cisneros Interactive ("Cisneros Interactive").

As of December 31, 2022, the contingent consideration was $41.4 million, of which $30.0 million was a current liability and $11.4 million was a noncurrent liability. As of December 31, 2023 the contingent consideration was $8.0 million, all of which is a current liability. The change in the fair value of the contingent consideration during the years ended December 31, 2023 and 2022, of $5.8 million income and $9.6 million expense, respectively, is reflected in the Consolidated Statements of Operations.

•
100% of the issued and outstanding shares of stock of a digital advertising solutions company in Southeast Asia that, together with its subsidiaries, does business under the name MediaDonuts ("MediaDonuts").

As of December 31, 2022, the contingent consideration was $22.2 million, of which $6.5 million was a current liability and $15.7 million was a noncurrent liability. As of December 31, 2023, the contingent consideration was $17.8 million, all of which is a noncurrent liability. The change in the fair value of the contingent consideration during the years ended December 31, 2023 and 2022, of $2.5 million expense and $6.4 million expense, respectively, is reflected in the Consolidated Statements of Operations.

•
100% of the issued and outstanding shares of stock of a digital advertising solutions company headquartered in South Africa, that, together with its subsidiaries, does business under the name 365 Digital ("365 Digital"). During the fourth quarter of 2023 the Company sold 100% of the issued and outstanding shares of 365 Digital for a de minimis amount. The sale resulted in a loss of $2.2 million, which is reflected as other operating loss in the Consolidated Statements of Operations.

As of December 31, 2022, the contingent consideration was $0.2 million, all of which was a noncurrent liability. As of December 31, 2023 the contingent consideration was $0.0 million. The change in the fair value of the contingent consideration during the years ended December 31, 2023 and 2022, of $0.5 million expense and $1.8 million income, respectively, is reflected in the Consolidated Statements of Operations.

•
the remaining 85% of the issued and outstanding shares of stock of Jack of Digital.

As of December 31, 2023, the contingent consideration was $0.3 million, all of which is a noncurrent liability.

•
100% of the issued and outstanding shares of stock of BCNMonetize.

As of December 31, 2023, the contingent consideration was $1.9 million, of which $1.2 million is a current liability and $0.7 million is a noncurrent liability. The change in the fair value of the contingent consideration during the year ended December 31, 2023, of $0.3 million expense, is reflected in the Consolidated Statements of Operations.

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

	Year Ended December 31,
	2023	2022
Beginning balance	$63.8	$114.9
Additions from acquisitions	1.9	—
Payments to sellers	(35.2)	(65.3)
(Gain) loss recognized in earnings	(2.5)	14.2
Ending balance	$28.0	$63.8

11. INCOME TAXES

The components of income (loss) before income taxes for the years ended December 31, 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Domestic	$(42.1)	$14.2	$35.9
Foreign	23.7	17.5	18.0
Income (loss) before income taxes	$(18.4)	$31.7	$53.9

The income tax expense (benefit) from continuing operations for the years ended December 31, 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Current
Federal	$0.4	$8.6	$1.8
State	0.5	1.4	1.9
Foreign	8.2	5.3	7.4
	$9.1	$15.3	$11.1
Deferred
Federal	$(5.6)	$(1.6)	$9.6
State	(2.0)	0.2	0.4
Foreign	(4.3)	(2.3)	(2.4)
	(11.9)	(3.7)	7.6
Income tax expense (benefit)	$(2.8)	$11.6	$18.7

The income tax expense (benefit) differs from the amount of income tax expense (benefit) determined by applying the Company’s federal corporate income tax rate of 21% to pre-tax income for the years ended December 31, 2023, 2022 and 2021 due to the following (in millions):

	2023	2022	2021
Computed “expected” income tax expense (benefit)	$(3.9)	$6.7	$11.3
Change in income tax resulting from:
State taxes, net of federal benefit	(1.3)	1.2	1.9
Change in fair value of earnout	(1.0)	3.3	2.7
Non-deductible executive compensation	1.9	2.1	1.2
Non-deductible expenses	0.3	0.5	0.2
Foreign GILTI income	0.4	1.6	4.1
Foreign Permanent Differences including U.S. GAAP to Statutory Differences	2.0	(1.6)	2.8
Foreign Non-Territorial Income	(5.9)	(4.5)	(6.9)
Foreign rate differential	0.9	0.7	—
Foreign Withholdings	0.5	—	—
Transaction costs	0.2	0.1	0.2
Change in valuation allowance	1.3	2.9	0.2
Change in tax rate	(1.0)	(0.4)	(0.1)
Disposal of subsidiary tax benefit	(0.7)	—	—
Stock compensation	1.4	0.5	(0.8)
Change in unrecognized tax benefits	(0.1)	(2.3)	(0.3)
Other	2.2	0.8	2.2
	$(2.8)	$11.6	$18.7

The components of the deferred tax assets and liabilities at December 31, 2023 and 2022 consist of the following (in millions):

	2023	2022
Deferred tax assets:
Accrued expenses	$1.6	$1.3
Accounts receivable	1.6	2.6
Net operating loss carryforward	6.7	6.4
Stock-based compensation	2.7	2.1
Interest expense carryforward	1.4	—
Lease obligations	13.0	11.7
Other comprehensive income	—	0.3
Other	2.8	0.7
Total deferred tax assets	29.8	25.1
Valuation allowance	(5.3)	(4.9)
Net deferred tax assets	$24.5	$20.2
Deferred tax liabilities:
Intangible assets	$(64.1)	$(69.5)
Property and equipment	(2.6)	(3.7)
Lease assets	(10.7)	(10.8)
Other	(1.5)	(1.2)
Total deferred tax liabilities	(78.9)	(85.2)
Net deferred tax liabilities	$(54.4)	$(65.0)

Reported as:
Deferred tax assets	$5.0	$2.6
Deferred tax liabilities	(59.4)	(67.6)
Net Deferred tax liabilities	$(54.4)	$(65.0)

As of December 31, 2023, the Company has certain U.S. state and foreign net operating loss carryforwards of approximately $40.7 million, and $16.8 million, respectively, available to offset future taxable income. The state net operating loss carryforwards will expire during the years 2028 through 2038, to the extent they are not utilized. The foreign net operating loss carryforwards will expire during the years 2026 through 2037 in various jurisdictions, in various other jurisdictions, net operating loss carryforwards do not expire.

Utilization of the Company’s state net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (the "Code") or similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2023, the Company believes that utilization of its state net operating losses are not limited under any ownership change limitations provided under the Code or under similar state statutes.

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

The Company periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets is highly subjective and requires significant judgment. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) future taxable income exclusive of reversing temporary differences and carryforwards; and (4) tax planning strategies. Based on the Company’s analysis and a review of all positive and negative evidence such as historical operations, future projections of taxable income and tax planning strategies that are prudent and feasible, the Company determined that it was more likely than not that its deferred tax assets would be realized for all jurisdictions with the exception of the Company’s digital operations located in Spain, Uruguay, Mexico and Argentina. As a result of recurring losses from the digital operations primarily in these countries, the Company has determined that it is more likely than not that deferred tax assets of approximately $4.2 million at December 31, 2023 will not be realized and therefore the Company has established a valuation allowance on those assets. In addition, the Company has determined that it is more likely than not its foreign tax credits carryovers of $1.1 million generated for 2023 and previous years will not be utilized and accordingly has recorded a valuation allowance of $1.1 million on them.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2021	$3.2
Decrease in balances related to prior year tax positions	(2.1)
Interest accrued	0.6
Increase in balances related to prior year tax positions	1.2
Balance at December 31, 2022	$2.9
Decrease in balances related to prior year tax positions	(0.3)
Interest accrued	0.2
Balance at December 31, 2023	$2.8

As of December 31, 2023, the Company had $2.8 million of gross unrecognized tax benefits for uncertain tax positions, of which $0.1 million would affect the effective tax rate if recognized.

As of December 31, 2023, the Company does not anticipate that the amount of unrecognized tax benefits to decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2023, the Company had $0.4 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states and various foreign jurisdictions. The tax years 2020 to 2022 and 2019 to 2022 remain open to examination by federal and state taxing jurisdictions, respectively. For foreign jurisdictions, the tax years 2010 to 2022 may remain open to examination by certain foreign jurisdictions.

The Company intends to indefinitely reinvest its unremitted earnings in its foreign subsidiaries except for our Uruguay subsidiary Tirkel S.A., and accordingly has provided a deferred tax liability of $0.8 million on those earnings. The Company has not determined at this time an estimate of total amount of other entities unremitted earnings, as it is not practical at this time.

12. COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through June 2028, to provide television and radio audience measurement services. Pursuant to these agreements, as of December 31, 2023, the Company is obligated to pay these providers a total of approximately $41.6 million. In addition, as of December 31, 2023, the Company has commitments consisting primarily of obligations for software licenses utilized by the Company's sales team of approximately $8.0 million. The 2024 and 2025 annual commitments total approximately $12.9 million and $11.8 million, respectively. The annual commitments beyond 2025 total approximately $24.9 million.

13. STOCKHOLDERS’ EQUITY

The Company’s Third Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") authorizes both common and preferred stock.

Common Stock

The Company’s common stock has two classes, identified as Class A common stock and Class U common stock. The holders of the Company’s Class A common stock and Class U common stock have the same rights except with respect to voting, convertibility and transfer. The Class U common stock, all of which is held by TelevisaUnivision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer of such shares of Class U common stock to a third party that is not an affiliate of TelevisaUnivision. In addition, as the holder of all of the Company’s issued and outstanding Class U common stock, so long as TelevisaUnivision holds a certain number of shares of Class U common stock, the Company may not, without the consent of TelevisaUnivision, merge, consolidate or enter into a business combination, dissolve or liquidate the Company or dispose of any interest in any Federal Communications Commission, or FCC, license with respect to television stations which are affiliates of TelevisaUnivision, among other things. Holders of Class A and Class U common stock are entitled to dividends as and when declared by the Company's Board of Directors.

During the year ended December 31, 2023, the Company paid cash dividends totaling $0.20 per share, or $17.6 million in the aggregate, on all shares of Class A and Class U common stock. During the year ended December 31, 2022, the Company paid cash dividends totaling $0.10 per share, or $8.5 million in the aggregate, on all shares of Class A, Class U and previously-outstanding Class B common stock (the last-mentioned of which was converted into shares of Class A common stock on December 31, 2022). During the year ended December 31, 2021, the Company paid cash dividends totaling $0.10 per share, or $8.5 million in the aggregate, on all shares of Class A, Class U and previously-outstanding Class B common stock.

Preferred Stock

As of December 31, 2023 and 2022, there were no shares of any series of preferred stock issued and outstanding.

Treasury Stock

On March 1, 2022, the Company's Board of Directors approved a share repurchase program of up to $20 million of the Company's Class A common stock. Under this share repurchase program, the Company is authorized to purchase shares of its Class A common stock from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

The Company did not repurchase any shares during the year ended December 31, 2023. During the year ended December 31, 2022, the Company has repurchased a total of 1.8 million shares of its Class A common stock under the new share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. The Company did not repurchase any shares during the year ended December 31, 2021.

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the consolidated balance sheets. Shares repurchased pursuant to the Company’s share repurchase program are retired during the same calendar year.

14. EQUITY INCENTIVE PLANS

In May 2004, the Company adopted its 2004 Equity Incentive Plan (“2004 Plan”), which replaced its 2000 Omnibus Equity Incentive Plan (“2000 Plan”). The 2000 Plan had allowed for the award of up to 11,500,000 shares of Class A common stock. The 2004 Plan, as originally adopted, allowed for the award of up to 10,000,000 shares of Class A common stock, plus any grants remaining available at its adoption date under the 2000 Plan. Awards under the 2004 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, RSUs or PSUs. The 2004 Plan is administered by a committee appointed by the Board. This committee determines the type, number, vesting requirements and other features and conditions of such awards.

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

In June 2023, the Company adopted its 2023 Inducement Plan (“Inducement Plan”), reserving 2,000,000 shares of the Company’s Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees of the Company, as an inducement material to the individual’s employment with the Company. The terms and conditions of the Inducement Plan are substantially similar to the Company's 2004 Plan. The Company granted the following awards to Michael Christenson in July 2023 upon his being hired as Chief Executive Officer: (i) an initial one-time award of 1,000,000 RSUs and (ii) an initial one-time award of 1,000,000 PSUs.

The Company has issued stock options, RSUs and PSUs to various other employees and non-employee directors of the Company in addition to non-employee service providers under the Company's equity incentive plans. As of December 31, 2023, there were approximately 3.0 million securities remaining available for future issuance under equity compensation plans.

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

There were no stock options granted during the years ended December 31, 2023, 2022, and 2021.

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	884	$2.17		$722
Exercised	(533)	2.09		1,559
Forfeited or cancelled	-	-
Outstanding at December 31, 2021	351	2.28		1,577
Exercised	(91)	1.71		381
Forfeited or cancelled	-	-
Outstanding at December 31, 2022	260	2.48		605
Exercised	(260)	2.48		933
Forfeited or cancelled	-	-
Outstanding at December 31, 2023	-	-	-	-
Vested and Exercisable at December 31, 2023	-	-	-	-

There was no stock-based compensation expense related to the Company’s employee stock options for the years ended December 31, 2023, 2022 and 2021.

Restricted Stock Units

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

The following is a summary of non-vested RSUs activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2020	3,371	$3.12
Granted	3,200	6.49
Vested	(1,926)	4.35
Forfeited or cancelled	(115)	3.03
Nonvested balance at December 31, 2021	4,530	5.00
Granted	3,555	5.43
Vested	(3,491)	5.10
Forfeited or cancelled	(151)	5.35
Nonvested balance at December 31, 2022	4,443	5.26
Granted	4,869	6.06
Vested	(2,686)	5.49
Forfeited or cancelled	(269)	6.17
Nonvested balance at December 31, 2023	6,357	5.74

Stock-based compensation expense related to grants of RSUs was $23.0 million, $20.0 million and $9.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, there was approximately $17.0 million of total unrecognized compensation expense related to grants of RSUs that is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of shares vested related to grants of RSUs was $14.0 million, $18.1 million, and $8.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company’s RSUs are net settled by withholding shares of the Company’s common stock to cover minimum statutory incomes taxes and remitting the remaining shares of the Company’s common stock to an individual’s brokerage account. Authorized shares of the Company’s common stock are used to settle RSUs.

Performance Stock Units

In connection with the hiring of the Company's CEO in July 2023, the Company has granted the CEO PSUs, which are subject to both time-based vesting conditions and market-based conditions. Both the service and the market condition must be satisfied for the PSUs to vest. The PSUs consist of five equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $5.75, $7.25, $9.00, $11.20, and $13.75, respectively, over 30 consecutive trading days during a performance period commencing on July 1, 2023 and ending on July 1, 2028. The fair value of each of the Performance Tranches was $0.8 million, $0.7 million, $0.7 million, $0.6 million, and $0.5 million, respectively, and have a grant date fair value per share of restricted stock of $3.98, $3.64, $3.31, $2.93, and $2.58, respectively. To the extent that any of the performance-based requirements are met, the Company's CEO must also provide continued service to the Company through at least July 1, 2024 to receive any shares of common stock underlying the PSUs and through July 1, 2028 to receive all of the shares of common stock underlying the PSUs that have satisfied the applicable market-based requirement. The maximum number of shares that can be earned under this PSU grant is 1,000,000 shares, with 20% of the total award allocated to each Performance Tranche. Between 0% and 100% of each Performance Tranche of the PSUs will vest on each of the tranche dates.

The Company recognizes compensation expense related to the PSUs using the accelerated attribution method over the requisite service period. Stock-based compensation expense for PSUs is based on a performance measurement of 100%. The compensation expense will not be reversed even if the performance metrics are not met.

Stock-based compensation expense related to PSUs was $0.7 million for the year ended December 31, 2023.

As of December 31, 2023, there was $2.6 million of total unrecognized compensation expense related to grants of PSUs that is expected to be recognized over a weighted-average period of 2.6 years.

The grant date fair value for each PSU was estimated using a Monte-Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. The unobservable significant inputs to the valuation model at the time of award issuance were as follows:

Stock price at issuance	$4.39
Expected volatility	58.0%
Risk-free interest rate	4.13%
Expected term	5.0
Expected dividend yield	0%

During the year ended December 31, 2023, the Company had the following non-vested PSUs activity (in thousands, except grant date fair value data):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2022	-	$-
Granted	1,000	3.29
Vested	-	-
Forfeited or cancelled	-	-
Nonvested balance at December 31, 2023	1,000	3.29

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

At December 31, 2023, TelevisaUnivision owns approximately 10% of the Company’s common stock on a fully-converted basis.

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

On October 2, 2017, the Company entered into the current affiliation agreement which superseded and replaced its prior affiliation agreements with TelevisaUnivision. Additionally, on the same date, the Company entered into a proxy agreement and marketing and sales agreement with TelevisaUnivision, each of which superseded and replaced the prior comparable agreements with TelevisaUnivision. The term of each of these current agreements expires on December 31, 2026 for all of the Company’s Univision and UniMás network affiliate stations, except that each current agreement expired on December 31, 2021 with respect to the Company’s Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2023, 2022 and 2021, retransmission consent revenue accounted for approximately $36.6 million, $36.0 million and $37.0 million, respectively, of which $25.5 million, $24.9 million and $25.9 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

The following tables reflect the related-party balances with TelevisaUnivision and other related parties (in thousands):

	Univision		Other		Total
	December 31,		December 31,		December 31,
	2023	2022	2023	2022	2023	2022
Trade receivables	$10,051	$5,814	$—	$—	$10,051	$5,814
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net (2)	2,785	3,714	—	—	2,785	3,714
Accounts payable	953	1,097	118	118	1,071	1,215

	Univision
	2023	2022	2021
Direct operating expenses (1)	$6,050	$8,095	$8,412
Amortization	928	928	1,228

(1)
Consists of national representation fees paid to TelevisaUnivision.
(2)
Consists of intangible rights originally acquired from TelevisaUnivision.

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and TelevisaUnivision. As of December 31, 2023 and 2022 these balances totaled $0.3 million and $0.5 million, respectively.

In May 2007, the Company entered into an affiliation agreement with LATV Networks, LLC (“LATV”). Pursuant to the affiliation agreement, the Company will broadcast programming provided to the Company by LATV on one of the digital multicast channels of certain of the Company’s television stations. Under the affiliation agreement, there are no fees paid for the carriage of programming, and the Company generally retains the right to sell approximately five minutes per hour of available advertising time. Since July 2022, the Company owns 15% of the stock of LATV. The Company believes that LATV is majority-owned and controlled by the family of Walter F. Ulloa, the Company's former Chief Executive Officer, who died on December 31, 2022.

In May 2023, the Company entered into a cooperation agreement (the "Cooperation Agreement") with Mr. Ulloa's estate, Alexandra Seros, who is Mr. Ulloa's widow, and two affiliated trusts (collectively the "Stockholders"). Pursuant to the Cooperation Agreement, the Company agreed to nominate the Stockholders' candidate to the Company's Board of Directors, and the Stockholders agreed to certain commitments and restrictions related to their ownership of the Company's stock.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and the cumulative unrealized gains and losses of marketable securities. The following table provides a roll forward of accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of January 1, 2021	$(1,484)	$428	$(1,056)
Other comprehensive income (loss)	184	(113)	71
Income tax (expense) benefit	—	8	8
Other comprehensive income (loss), net of tax	184	(105)	79
Accumulated other comprehensive income (loss) as of December 31, 2021	$(1,300)	$323	$(977)
Other comprehensive income (loss)	(45)	(1,353)	(1,398)
Income tax (expense) benefit	—	454	454
Amounts reclassified from AOCI	—	532	532
Income tax (expense) benefit	—	(121)	(121)
Other comprehensive income (loss), net of tax	(45)	(488)	(533)
Accumulated other comprehensive income (loss) as of December 31, 2022	$(1,345)	$(165)	$(1,510)
Other comprehensive income (loss)	88	586	674
Income tax (expense) benefit	—	(150)	(150)
Amounts reclassified from AOCI	—	91	91
Income tax (expense) benefit	—	(20)	(20)
Other comprehensive income (loss), net of tax	88	507	595
Accumulated other comprehensive income (loss) as of December 31, 2023	$(1,257)	$342	$(915)

17. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

18. SEGMENT DATA

The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2023, based upon the type of advertising medium, which segments are digital, television and audio. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker, who is the Company's CEO, evaluates the business.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 80%, 74% and 69% and of its revenue outside the United States during the years ended December 31, 2023, 2022 and 2021, respectively (see Note 4).

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Year Ended December 31,			% Change	% Change
	2023	2022	2021	2023 to 2022	2022 to 2021
Net Revenue
Digital	$932,730	$747,103	$555,338	25%	35%
Television	120,937	144,730	146,839	(16)%	(1)%
Audio	53,200	64,376	58,015	(17)%	11%
Consolidated	1,106,867	956,209	760,192	16%	26%
Cost of revenue - digital	800,401	623,916	466,517	28%	34%
Direct operating expenses
Digital	37,839	32,518	25,481	16%	28%
Television	60,699	61,301	63,016	(1)%	(3)%
Audio	29,932	28,792	27,952	4%	3%
Consolidated	128,470	122,611	116,449	5%	5%
Selling, general and administrative expenses
Digital	57,928	41,612	26,123	39%	59%
Television	20,183	20,657	18,381	(2)%	12%
Audio	13,868	12,896	12,081	8%	7%
Consolidated	91,979	75,165	56,585	22%	33%
Depreciation and amortization
Digital	16,085	12,148	8,377	32%	45%
Television	10,586	11,126	12,477	(5)%	(11)%
Audio	1,336	2,423	1,566	(45)%	55%
Consolidated	28,007	25,697	22,420	9%	15%
Segment operating profit (loss)
Digital	20,477	36,909	28,840	(45)%	28%
Television	29,469	51,646	52,965	(43)%	(2)%
Audio	8,064	20,265	16,416	(60)%	23%
Consolidated	58,010	108,820	98,221	(47)%	11%
Corporate expenses	50,294	49,404	32,993	2%	50%
Change in fair value of contingent consideration	(2,539)	14,210	8,224	*	73%
Impairment charge	13,267	1,600	3,023	729%	(47)%
Foreign currency (gain) loss	900	2,972	508	(70)%	485%
Other operating (gain) loss	609	382	(6,998)	59%	*
Operating income (loss)	$(4,521)	$40,252	$60,471	*	(33)%
Capital expenditures
Digital	$6,030	$6,186	$2,073
Television	13,199	5,887	2,833
Audio	7,974	561	705
Consolidated	$27,203	$12,634	$5,611
Total assets
Digital	$425,624	$408,027	$309,347
Television	342,818	363,904	433,303
Audio	97,504	108,910	108,692
Consolidated	$865,946	$880,841	$851,342

19. SUBSEQUENT EVENT

Through Entravision Global Partners, the Company's digital commercial partnerships business, the Company acts as an intermediary between primarily global media companies and advertisers. These global media companies include Meta, for whom the Company acts as an ASP, ByteDance, X Corp., Spotify, Snap and Pinterest, as well as other media companies, in 31 countries throughout the world.

On March 4, 2024, the Company received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024. For the fiscal years ended December 31, 2023 and 2022, ASP revenue from Meta represented approximately 53% and 49%, respectively, of the Company’s consolidated revenue, and 63% and 63%, respectively, of the Company’s digital segment revenue.

As of December 31, 2023, the Company had Goodwill of $50.1 million, Intangible assets subject to amortization of $47.3 million and Property and equipment, net of accumulated depreciation of $8.2 million in its digital segment. As a result of this significant loss of revenue in the Company's digital segment, the Company is in the process of evaluating the potential impact of this subsequent event and expects there is a reasonable possibility that there will be a material change to the value of these assets. The Company cannot make an estimate of the impact of this subsequent event on its Net income attributable to common stockholders.

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2023	$6,572	$2,170	$103	$(3,126)	$5,719
Year ended December 31, 2022	$6,398	$3,436	$81	$(3,343)	$6,572
Year ended December 31, 2021	$3,790	$3,469	$67	$(928)	$6,398

(1)
Other adjustments represent recoveries and increases in the allowance for doubtful accounts.