Form 10-Q
period 2024-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2024-05-02
CIK 1109116

(

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Yes ☐ No ☒

As of April 29, 2024, there were 80,374,875 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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
•
our dependence upon a single global media company, Meta Platforms, Inc. (formerly known as Facebook Inc.), or Meta, for the majority of our revenue, which dependence we expect to continue until the termination of Meta's Authorized Sales Partners ("ASP") program on or before July 1, 2024;

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 11 of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 10-K”).

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$128,410	$105,739
Marketable securities	4,335	13,172
Restricted cash	774	770
Trade receivables, (including related parties of $1,913 and $10,051) net of allowance for doubtful accounts of $6,916 and $5,719	206,065	235,837
Assets held for sale	301	301
Prepaid expenses and other current assets (including related parties of $274 and $274)	40,095	30,036
Total current assets	379,980	385,855
Property and equipment, net of accumulated depreciation of $180,468 and $197,645	69,294	71,475
Intangible assets subject to amortization, net of accumulated amortization of $82,592 and $87,968 (including related parties of $2,553 and $2,785)	34,660	51,784
Intangible assets not subject to amortization	195,174	195,174
Goodwill	55,272	90,672
Deferred income taxes	5,175	4,991
Operating leases right of use asset	43,543	43,941
Other assets	21,892	22,054
Total assets	$804,990	$865,946
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,360	$9,969
Accounts payable and accrued expenses (including related parties of $1,064 and $1,071)	263,484	254,802
Operating lease liabilities	7,518	7,282
Total current liabilities	274,362	272,053
Long-term debt, less current maturities, net of unamortized debt issuance costs of $1,012 and $1,116	195,762	199,552
Long-term operating lease liabilities	44,901	45,665
Other long-term liabilities	21,404	23,009
Deferred income taxes	55,186	59,381
Total liabilities	591,615	599,660
Commitments and contingencies (note 6)
Redeemable noncontrolling interest	39,840	43,758
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at March 31, 2024 80,374,875 and December 31, 2023 80,150,506	8	8
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at March 31, 2024 and December 31, 2023 9,352,729	1	1
Additional paid-in capital	743,339	743,246
Accumulated deficit	(568,702)	(519,812)
Accumulated other comprehensive income (loss)	(1,111)	(915)
Total stockholders' equity	173,535	222,528
Total liabilities, redeemable noncontrolling interest and equity	$804,990	$865,946

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2024	2023
Net Revenue	$277,445	$239,006
Expenses:
Cost of revenue - digital	203,229	167,756
Direct operating expenses (including related parties of $1,400 and $1,421) (including non-cash stock-based compensation of $1,785 and $1,856)	35,572	29,862
Selling, general and administrative expenses	26,695	22,768
Corporate expenses (including non-cash stock-based compensation of $3,662 and $2,197)	12,248	10,502
Depreciation and amortization (including related parties of $232 and $232)	7,133	6,471
Change in fair value of contingent consideration	(1,420)	(4,065)
Impairment charge	49,438	-
Foreign currency (gain) loss	449	(956)
Operating income (loss)	(55,899)	6,668
Interest expense	(4,559)	(4,028)
Interest income	1,130	860
Dividend income	10	18
Realized gain (loss) on marketable securities	(113)	(32)
Gain (loss) on debt extinguishment	(40)	(1,556)
Income (loss) before income taxes	(59,471)	1,930
Income tax benefit (expense)	7,802	(231)
Net income (loss)	(51,669)	1,699
Net (income) loss attributable to redeemable noncontrolling interest	2,779	-
Net (income) loss attributable to noncontrolling interest	-	342
Net income (loss) attributable to common stockholders	$(48,890)	$2,041
Basic and diluted earnings per share:
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.55)	$0.02

Cash dividends declared per common share	$0.05	$0.05

Weighted average common shares outstanding, basic	89,518,058	87,623,887
Weighted average common shares outstanding, diluted	89,518,058	89,786,585

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2024	2023
Net income (loss)	$(51,669)	$1,699
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(295)	16
Change in fair value of marketable securities	99	126
Total other comprehensive income (loss)	(196)	142
Comprehensive income (loss)	(51,865)	1,841
Comprehensive (income) loss attributable to redeemable noncontrolling interests	2,779	-
Comprehensive (income) loss attributable to noncontrolling interests	-	342
Comprehensive income (loss) attributable to common stockholders	$(49,086)	$2,183

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares		Common Stock				Accumulated
					Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2023	80,150,506	9,352,729	$8	$1	$743,246	$(519,812)	$(915)	$-	$222,528
Issuance of common stock upon exercise of stock options or awards of restricted stock units	224,369	-	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(490)	-	-	-	(490)
Stock-based compensation expense	-	-	-	-	5,447	-	-	-	5,447
Dividends paid	-	-	-	-	(4,476)	-	-	-	(4,476)
Dividends equivalents payable	-	-	-	-	(388)	-	-	-	(388)
Change in fair value of marketable securities	-	-	-	-	-	-	15	-	15
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	84	-	84
Foreign currency translation gain (loss)	-	-	-	-	-	-	(295)	-	(295)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(48,890)	-	-	(48,890)
Balance, March 31, 2024	80,374,875	9,352,729	8	1	743,339	(568,702)	(1,111)	-	173,535

	Number of Common Shares		Common Stock				Accumulated
					Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2022	78,172,827	9,352,729	$8	$1	$776,298	$(504,375)	$(1,510)	$14,947	$285,369
Issuance of common stock upon exercise of stock options or awards of restricted stock units	164,474	-	-	-	313	-	-	-	313
Tax payments related to shares withheld for share-based compensation plans	19,189	-	-	-	(80)	-	-	-	(80)
Stock-based compensation expense	-	-	-	-	4,053	-	-	-	4,053
Dividends paid	-	-	-	-	(4,386)	-	-	-	(4,386)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(546)	(546)
Change in fair value of marketable securities	-	-	-	-	-	-	103	-	103
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	23	-	23
Foreign currency translation gain (loss)	-	-	-	-	-	-	16	-	16
Net income (loss) attributable to common stockholders	-	-	-	-	-	2,041	-	(342)	1,699
Balance, March 31, 2023	78,356,490	9,352,729	$8	$1	$776,198	$(502,334)	$(1,368)	$14,059	$286,564

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(51,669)	$1,699
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,133	6,471
Impairment charge	49,438	-
Deferred income taxes	(4,224)	(205)
Non-cash interest	92	133
Amortization of syndication contracts	113	120
Payments on syndication contracts	(115)	(120)
Non-cash stock-based compensation	5,447	4,053
(Gain) loss on marketable securities	113	32
(Gain) loss on disposal of property and equipment	97	68
(Gain) loss on debt extinguishment	40	1,556
Change in fair value of contingent consideration	(1,420)	(4,065)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	29,473	33,157
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	(7,150)	948
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,007	(7,152)
Net cash provided by operating activities	33,375	36,695
Cash flows from investing activities:
Purchases of property and equipment	(2,743)	(6,750)
Purchases of marketable securities	-	(9,397)
Proceeds from sale of marketable securities	8,842	15,704
Purchases of investments	-	(120)
Net cash provided by (used in) investing activities	6,099	(563)
Cash flows from financing activities:
Proceeds from stock option exercises	-	313
Tax payments related to shares withheld for share-based compensation plans	(27)	(80)
Payments on debt	(10,275)	(211,748)
Dividends paid	(4,476)	(4,932)
Distributions to noncontrolling interest	(1,078)	-
Payment of contingent consideration	(900)	-
Principal payments under finance lease obligation	(41)	(38)
Proceeds from borrowings on debt	-	212,405
Payments for debt issuance costs	-	(1,285)
Net cash provided by (used in) financing activities	(16,797)	(5,365)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	22,675	30,768
Cash, cash equivalents and restricted cash:
Beginning	106,509	111,444
Ending	$129,184	$142,212
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$4,467	$3,895
Income taxes	$1,291	$72
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$1,416	$3,910
Dividends equivalents payable	$1,049	$-

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Presentation

The condensed consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s 2023 Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 10-K"). The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2024 or any other future period.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a global advertising solutions, media and technology company. The Company's operations encompass integrated, end-to-end advertising solutions across multiple media, comprised of digital, television and audio properties. The Company's management has determined that the Company operates in three reportable segments as of March 31, 2024, based upon the type of advertising medium: digital, television and audio.

The Company's digital segment, whose operations are primarily located in Europe, Latin America, Asia, the United States and Africa, reaches a global market, with a focus on advertisers that wish to advertise on digital platforms owned and operated primarily by global media companies. The digital segment is comprised of three business units: Entravision Global Partners, the Company's digital commercial partnerships business; Smadex, the Company's programmatic ad purchasing platform; and Adwake, the Company's mobile growth solutions business. The Company's television and audio operations reach and engage U.S. Hispanics in the United States. The Company owns and/or operates 49 primary television stations and 44 radio stations (37 FM and 7 AM).

Restricted Cash

As of March 31, 2024 and December 31, 2023, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Condensed Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of March 31,
	2024	2023
Cash and cash equivalents	$128,410	$141,455
Restricted cash	774	757
Total as presented in the Condensed Consolidated Statements of Cash Flows	$129,184	$142,212

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

During each of the three-month periods ended March 31, 2024 and 2023, the amount the Company paid TelevisaUnivision in this capacity was $1.4 million. These amounts were included in Direct Operating Expenses in the Company's Condensed Consolidated Statements of Operations.

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

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of March 31, 2024, the amount due to the Company from TelevisaUnivision was $1.9 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended March 31, 2024 and 2023, retransmission consent revenue accounted for $9.2 million and $9.6 million, respectively, of which $6.4 million and $6.6 million, respectively, relate to the TelevisaUnivision proxy agreement.

TelevisaUnivision currently owns approximately 10% of the Company’s common stock on a fully-converted basis. The Company’s Class U common stock, all of which is held by TelevisaUnivision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer of such shares of Class U common stock to a third party that is not an affiliate of TelevisaUnivision. In addition, as the holder of all of the Company’s issued and outstanding Class U common stock, so long as TelevisaUnivision holds a certain number of shares of Class U common stock, the Company may not, without the consent of TelevisaUnivision, merge, consolidate or enter into a business combination, dissolve or liquidate the Company or dispose of any interest in any FCC license with respect to television stations which are affiliates of TelevisaUnivision, among other things.

Stock-Based Compensation

The Company measures all stock-based awards using a fair value method and recognizes the related stock-based compensation expense in the condensed consolidated financial statements over the requisite service period. As stock-based compensation expense recognized in the Company’s condensed consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units ("RSUs") is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Three-Month Period
	Ended March 31,
	2024	2023
Restricted stock units granted	2,431	3,614
Weighted average fair value	$4.38	$6.63

Stock-based compensation expense related to RSUs was $4.9 million and $4.1 million for the three-month periods ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there was $21.9 million of total unrecognized compensation expense related to grants of RSUs that is expected to be recognized over a weighted-average period of 1.9 years.

Performance Stock Units

In connection with the hiring of the Company's CEO in July 2023, the Company has granted the CEO Performance Stock Units ("PSUs"), which are subject to both time-based vesting conditions and market-based conditions. Both the service and market conditions must be satisfied for the PSUs to vest. The PSUs consist of five equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $5.75, $7.25, $9.00, $11.20, and $13.75, respectively, over 30 consecutive trading days during a performance period commencing on July 1, 2023 and ending on July 1, 2028. The fair value of each of the Performance Tranches was $0.8 million, $0.7 million, $0.7 million, $0.6 million, and $0.5 million, respectively, and have a grant date fair value per share of restricted stock of $3.98, $3.64, $3.31, $2.93, and $2.58, respectively. To the extent that any of the performance-based requirements are met, the Company's CEO must also provide continued service to the Company through at least July 1, 2024 to receive any shares of common stock underlying the PSUs and through July 1, 2028 to receive all of the shares of common stock underlying the PSUs that have satisfied the applicable market-based requirement. The maximum number of shares that can be earned under this PSU grant is 1,000,000 shares, with 20% of the total award allocated to each Performance Tranche. Between 0% and 100% of each Performance Tranche of the PSUs will vest on each of the tranche dates.

Additionally, in connection with the annual grant in January 2024, the Company has granted PSUs to certain employees, which are subject to both time-based vesting conditions and market-based conditions. Both the service and market conditions must be satisfied for the PSUs to vest. The PSUs consist of four equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $4.83, $5.65, $7.15, and $8.90, respectively, over 30 consecutive trading days during a performance period commencing on January 25, 2024 and ending on January 25, 2029. The fair value of each of the Performance Tranches was $0.6 million, $0.6 million, $0.5 million, and $0.5 million, respectively, and have a grant date fair value per share of restricted stock of $4.16, $3.98, $3.66, and $3.32, respectively. To the extent that any of the performance-based requirements are met, the grantees must also provide continued service to the Company through at least January 25, 2025 to receive any shares of common stock underlying the PSUs and through January 25, 2029 to receive all of the shares of common stock underlying the PSUs that have satisfied the applicable market-based requirement. The maximum number of shares that can be earned under this PSU grant is 600,000 shares, with 25% of the total award allocated to each Performance Tranche. Between 0% and 100% of each Performance Tranche of the PSUs will vest on each of the tranche dates.

The Company recognizes compensation expense related to the PSUs using the accelerated attribution method over the requisite service period. Stock-based compensation expense for PSUs is based on a performance measurement of 100%. The compensation expense will not be reversed even if the performance metrics are not met.

Stock-based compensation expense related to PSUs was $0.5 million for the three-month period ended March 31, 2024. There was no stock-based compensation expense related to PSUs for the three-month period ended March 31, 2023.

As of March 31, 2024, there was $4.1 million of total unrecognized compensation expense related to grants of PSUs that is expected to be recognized over a weighted-average period of 2.5 years.

The grant date fair value for each PSU was estimated using a Monte-Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. The unobservable significant inputs to the valuation model at the time of award issuance were as follows:

	2024 PSUs	2023 PSUs
Stock price at issuance	$4.38	$4.39
Expected volatility	57.0%	58.0%
Risk-free interest rate	4.01%	4.13%
Expected term	5.0	5.0
Expected dividend yield	0%	0%

During the three-month period ended March 31, 2024, the Company had the following non-vested PSUs activity (in thousands, except grant date fair value data):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2023	1,000	$3.29
Granted	600	3.78
Vested	-	-
Forfeited or cancelled	-	-
Nonvested balance at March 31, 2024	1,600	3.47

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three-Month Period
	Ended March 31,
	2024	2023
Basic earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$(48,890)	$2,041

Denominator:
Weighted average common shares outstanding	89,518,058	87,623,887

Per share:
Net income (loss) per share attributable to common stockholders	$(0.55)	$0.02

Diluted earnings per share:
Numerator:
Net income (loss) attributable to common stockholders	$(48,890)	$2,041

Denominator:
Weighted average common shares outstanding	89,518,058	87,623,887
Dilutive securities:
Stock options and restricted stock units	-	2,162,698
Diluted shares outstanding	89,518,058	89,786,585

Per share:
Net income (loss) per share attributable to common stockholders	$(0.55)	$0.02

For the three-month period ended March 31, 2024, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 1,235,452 equivalent shares of dilutive securities for the three-month period ended March 31, 2024.

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

As of the most recent annual goodwill testing date, October 1, 2023, there was $50.1 million of goodwill in the digital reporting unit. Based on the assumptions and estimates discussed in the Company's 2023 10-K, the fair value of the digital reporting unit exceeded its carrying value by 28%, resulting in no impairment charge for the year ended December 31, 2023.

On March 4, 2024, the Company received a communication from Meta that it intends to wind down its Authorized Sales Partners ("ASP") program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024. For the fiscal year ended December 31, 2023 ASP revenue from Meta represented approximately 53% of the Company's consolidated revenue, and 63% of the Company's digital segment revenue. For the three-month periods ended March 31, 2024 and 2023, ASP revenue from Meta represented approximately 53% and 51%, respectively, of the Company's consolidated revenue, and 62% and 62% of the Company's digital segment revenue, respectively. The Company expects a significant loss of future revenue due to the termination of the ASP by Meta. As a result, the Company updated its internal forecasts of future performance and determined that a triggering event had occurred during the first quarter of 2024 that required interim impairment tests.

As a result, the Company conducted a review of certain of its long-lived assets using a two-step approach. In the first step, the carrying value of the asset group is compared to the projected undiscounted cash flows to determine recoverability. If the asset carrying value is not recoverable, then the fair value of the asset group is determined in the second step using an income approach. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and useful lives.

Based on the assumptions and estimates described above, the carrying values of long-lived assets in the digital reporting unit exceeded their fair values. As a result, the Company performed the second step analysis, resulting in intangibles subject to amortization impairment charge of $14.0 million during the three-month period ended March 31, 2024, related to the impending termination by Meta of its ASP program.

The Company also conducted a review of the fair value of the digital reporting unit in the first quarter of 2024. The estimated fair value of the reporting unit was determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to the Company’s reporting units. The market approach requires the Company to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums.

The income approach estimates fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of the reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated the discount rate on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company’s reporting units. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the digital media industries. The Company estimated its revenue projections and profit margin projections based on internal forecasts about future performance.

Based on the assumptions and estimates described above, the Company concluded that the digital reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $35.4 million for the three-month period ended March 31, 2024.

The changes in the carrying amount of goodwill for each of the Company’s operating segments for the three-month period ended March 31, 2024 are as follows (in thousands):

(in thousands)	December 31, 2023	Impairment	March 31, 2024
Digital	$50,123	$(35,400)	$14,723
Television	40,549	-	40,549
Consolidated	$90,672	$(35,400)	$55,272

Treasury Stock

On March 1, 2022, the Company's Board of Directors approved a share repurchase program of up to $20 million of the Company's Class A common stock. Under this share repurchase program, the Company is authorized to purchase shares of its Class A common stock from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

During the three-month periods ended March 31, 2024 and 2023, the Company did not repurchase any shares of its Class A common stock. As of March 31, 2024, the Company has repurchased a total of 1.8 million shares of its Class A common stock under the new share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43.

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

As of March 31, 2024, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 8.25%.

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

In March 2024, the Company made a prepayment of $10.0 million, of which $8.75 million was applied to the upcoming quarterly principal payments in 2024 under the Term A Facility, and $1.25 million was applied to the Revolving Credit Facility.

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

The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2023 Credit Facility requires compliance with financial covenants related to total net leverage ratio, not to exceed 3.25 to 1.00, and interest coverage ratio with a minimum permitted ratio of 3.00 to 1.00 (calculated as set forth in the 2023 Credit Agreement). As of March 31, 2024, the Company believes that it is in compliance with all covenants in the 2023 Credit Agreement.

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

The carrying amount of the Term Loan A Facility as of March 31, 2024 approximated its fair value and was $186.5 million, net of $1.0 million of unamortized debt issuance costs and original issue discount.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. From time to time, the Company has had, and may have, bank deposits in excess of Federal Deposit Insurance Corporation insurance limits. As of March 31, 2024, the majority of all U.S. deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes that it is not exposed to significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all or substantially all of the bank deposits held in banks outside the United States are not insured.

The Company’s credit risk is spread across a large number of customers in the United States, Latin America, Asia and various other countries, therefore spreading the trade receivable credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that it is managing its trade receivable credit risk effectively. Nonetheless, the Company faces some credit risk in connection with the termination by Meta of its ASP program. The Company is in the process of assessing the nature and extent of this risk but it cannot quantify any such risk at this time. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. An allowance for doubtful accounts is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

Aggregate receivables from the largest five advertisers represented 9% and 7% of the Company's total trade receivables as of March 31, 2024 and December 31, 2023, respectively. No single advertiser represents more than 5% of the Company's total trade receivables.

Revenue from the largest advertiser represented 12% of the Company's total revenue for each of the three-month periods ended March 31, 2024 and 2023. This advertiser is a global media company and pays on a frequent basis; therefore, management does not believe that this concentration of credit represents a significant risk to the Company. No other advertiser represented more than 5% of the Company's total revenue.

Estimated losses for bad debts are provided for in the condensed consolidated financial statements through a charge to expense that aggregated $1.3 million and $0.9 million for the three-month periods ended March 31, 2024 and 2023, respectively. The net charge off of bad debts aggregated $0.2 million for each of the three-month periods ended March 31, 2024 and 2023.

Allowance for Doubtful Accounts

The Company's accounts receivable consist of a homogeneous pool of relatively small dollar amounts from a large number of customers. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. When the Company is aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

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

Revenue related to a single global media company, Meta, for which the Company acts as a commercial partner, represented 53% and 51% of the Company's total revenue for the three-month periods ended March 31, 2024 and 2023, respectively. On March 4, 2024, the Company received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the condensed consolidated balance sheets (in millions):

	March 31, 2024
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$0.2	$0.2	$—	$—
Corporate bonds and notes	$4.3	—	$4.3	—

Liabilities:
Contingent consideration	$25.7	$—	—	$25.7

Nonrecurring fair value measurements:
Digital reporting unit goodwill	$14.7			$14.7	$(35.4)

	December 31, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$1.1	$1.1	$—	$—
Corporate bonds and notes	$13.2	—	$13.2	—

Liabilities:
Contingent consideration	$28.0	$—	—	$28.0

Nonrecurring fair value measurements:
FCC licenses	$27.6	—	—	$27.6	$(12.3)

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

As of March 31, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities (in thousands):

	Corporate Bonds and Notes
	Amortized Cost	Unrealized gains (losses)
Due within a year	$808	$1
Due after one year	3,553	(27)
Total	$4,361	$(26)

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of March 31, 2024 and December 31, 2023, the Company determined that a credit loss allowance is not required.

Included in interest income for the three-month periods ended March 31, 2024 and 2023 was interest income related to the Company’s available for sale securities of $0.2 million and $0.5 million, respectively.

The fair value of the contingent consideration is related to the acquisitions of:

•
the remaining 49% of the issued and outstanding shares of stock of a digital advertising solutions company that, together with its subsidiaries, does business under the name Cisneros Interactive ("Cisneros Interactive").

As of December 31, 2023 the contingent consideration was $8.0 million, all of which is a current liability. As of March 31, 2024 the contingent liability was $7.1 million, all of which is a current liability. The decrease in the liability during the three-month period ended March 31, 2024 of $0.9 million was due to a payment made to one of the sellers. The change in the fair value of the contingent liability during the three-month period ended March 31, 2023, of $6.5 million income is reflected in the Condensed Consolidated Statements of Operations.

•
100% of the issued and outstanding shares of stock of a digital advertising solutions company in Southeast Asia that, together with its subsidiaries, does business under the name MediaDonuts ("MediaDonuts").

As of December 31, 2023, the contingent consideration was $17.8 million, all of which is a noncurrent liability. As of March 31, 2024 the contingent liability was $16.6 million, all of which is a noncurrent liability. The change in the fair value of the contingent liability during the three-month periods ended March 31, 2024 and 2023, of $1.2 million income and $1.7 million expense, respectively, is reflected in the Condensed Consolidated Statements of Operations.

•
the remaining 85% of the issued and outstanding shares of stock of a digital marketing services company that, together with its subsidiaries, does business under the name Jack of Digital ("Jack of Digital").

As of March 31, 2024 and December 31, 2023, the contingent consideration was $0.3 million, all of which is a noncurrent liability.

•
100% of the issued and outstanding shares of stock of a global mobile app marketing solutions company that, together with its subsidiaries, does business under the name BCNMonetize ("BCNMonetize").

As of December 31, 2023, the contingent consideration was $1.9 million, of which $1.2 million is a current liability and $0.7 million is a noncurrent liability. As of March 31, 2024, the contingent liability was $1.7 million, all of which is a current liability. The change in the fair value of the contingent liability during the three-month period ended March 31, 2024, of $0.2 million income is reflected in the Condensed Consolidated Statements of Operations.

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

	Three-Month Period
	Ended March 31,
	2024	2023
Beginning balance	$28.0	$63.8
Additions from acquisitions	-	-
Payments to sellers	(0.9)	-
(Gain) loss recognized in earnings	(1.4)	(4.1)
Ending balance	$25.7	$59.7

As of March 31, 2024 the contingent liability fair value was included in the Condensed Consolidated Balance Sheets in the amount of $8.8 million as a current liability within Accounts payable and accrued expenses, and $16.9 million as a noncurrent liability within Other long-term liabilities.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2023	$(1,257)	$342	$(915)
Other comprehensive income (loss)	(295)	20	(275)
Income tax (expense) benefit	-	(5)	(5)
Amounts reclassified from AOCI	-	112	112
Income tax (expense) benefit	-	(28)	(28)
Other comprehensive income (loss), net of tax	(295)	99	(196)
Accumulated other comprehensive income (loss) as of March 31, 2024	(1,552)	441	(1,111)

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

During 2023, the Company entered into a sales agreement for a tower site in the Boston market for $1.3 million. The transaction met the criteria for classification as assets held for sale and the carrying value of $0.3 million is presented as Assets Held for Sale in the Consolidated Balance Sheet as of March 31, 2024. The transaction is expected to close in the second half of 2024.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective since the issuance of the 2023 10-K that had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

Newly Adopted Accounting Standards

There were no new accounting standards that were adopted since the issuance of the 2023 10-K.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period
	Ended March 31,
	2024	2023
Digital advertising	$237,491	$196,482
Broadcast advertising	27,837	29,627
Spectrum usage rights	1,760	2,146
Retransmission consent	9,155	9,623
Other	1,202	1,128
Total revenue	$277,445	$239,006

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

	Three-Month Period
	Ended March 31,
	2024	2023
Local direct	$5,035	$5,308
Local agency	12,903	12,872
National agency	9,899	11,447
Total revenue	$27,837	$29,627

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period
	Ended March 31,
	2024	2023
United States	$57,451	$46,970
Latin America	150,068	131,918
EMEA (1)	45,916	36,055
Asia	24,010	24,063
Total revenue	$277,445	$239,006

(1) EMEA means Europe, Middle East and Africa.

Deferred Revenue

(in thousands)	December 31, 2023	Increase	Decrease	March 31, 2024
Deferred revenue	$4,114	6,759	(4,114)	$6,759

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

The following table summarizes the expected future payments related to lease liabilities as of March 31, 2024:

(in thousands)
Remainder of 2024	$7,871
2025	10,240
2026	8,501
2027	6,717
2028	5,973
2029 and thereafter	29,947
Total minimum payments	$69,249
Less amounts representing interest	(16,431)
Less amounts representing tenant improvement allowance	(399)
Present value of minimum lease payments	52,419
Less current operating lease liabilities	(7,518)
Long-term operating lease liabilities	$44,901

The Company’s existing leases have remaining terms of less than one year up to 27 years. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of March 31, 2024 were 8.6 years and 6.2%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of March 31, 2023 were 8.9 years and 6.2%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Three-Month Period Ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$2,856	$2,138
Non-cash additions to operating lease assets	$1,607	$3,433

The following table summarizes the components of lease expense:

	Three-Month Period
	Ended March 31,
(in thousands)	2024	2023
Operating lease cost	$2,384	$2,477
Variable lease cost	693	192
Short-term lease cost	279	1,425
Total lease cost	$3,356	$4,094

For the three-month period ended March 31, 2024, lease cost of $1.4 million, $1.7 million and $0.3 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the three-month period ended March 31, 2023, lease cost of $1.4 million, $2.3 million and $0.4 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of March 31, 2024, based upon the type of advertising medium, which segments are digital, television and audio. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker, who is the Company's Chief Executive Officer ("CEO"), evaluates the business.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 79% and 80% of its revenue outside the United States during the three-month periods ended March 31, 2024 and 2023, respectively.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Three-Month Period
	Ended March 31,		%
	2024	2023	Change
Net revenue
Digital	$237,491	$196,482	21%
Television	28,549	30,312	(6)%
Audio	11,405	12,212	(7)%
Consolidated	277,445	239,006	16%

Cost of revenue - digital	203,229	167,756	21%

Direct operating expenses
Digital	10,729	8,010	34%
Television	16,928	14,759	15%
Audio	7,915	7,093	12%
Consolidated	35,572	29,862	19%

Selling, general and administrative expenses
Digital	17,348	13,529	28%
Television	6,040	5,340	13%
Audio	3,307	3,899	(15)%
Consolidated	26,695	22,768	17%

Depreciation and amortization
Digital	3,846	3,631	6%
Television	2,926	2,658	10%
Audio	361	182	98%
Consolidated	7,133	6,471	10%

Segment operating profit (loss)
Digital	2,339	3,556	(34)%
Television	2,655	7,555	(65)%
Audio	(178)	1,038	*
Consolidated	4,816	12,149	(60)%

Corporate expenses	12,248	10,502	17%
Change in fair value of contingent consideration	(1,420)	(4,065)	(65)%
Impairment charge	49,438	-	*
Foreign currency (gain) loss	449	(956)	*
Operating income (loss)	(55,899)	6,668	*

Interest expense	$(4,559)	$(4,028)	13%
Interest income	1,130	860	31%
Dividend income	10	18	(44)%
Realized gain (loss) on marketable securities	(113)	(32)	253%
Gain (loss) on debt extinguishment	(40)	(1,556)	(97)%
Income (loss) before income taxes	(59,471)	1,930	*

Capital expenditures
Digital	$181	$1,111
Television	1,468	7,336
Audio	524	103
Consolidated	$2,173	$8,550

	March 31,	December 31,
Total assets	2024	2023
Digital	361,238	425,624
Television	347,828	342,818
Audio	95,924	97,504
Consolidated	$804,990	$865,946

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

In connection with the Adsmurai Acquisition, on April 3, 2023 the Company made a loan to entities affiliated with owners of the remaining 49% interest in Adsmurai in the principal amount of €7,355,000 ($8.1 million as of April 3, 2023) and a second loan on July 11, 2023 in the principal amount of €4,993,344 ($5.6 million as of July 11, 2023) based on Adsmurai’s EBITDA for calendar year 2022 (the “New Adsmurai Loans”). The New Adsmurai Loans have a seven-year term, bear interest at a rate of 5% annually and can be repaid upon the exercise of the option rights set forth in the Adsmurai Options Agreement (defined below). The loan receivable is recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in thousands):

	Three-Month Period
	Ended March 31,
	2024	2023
Beginning balance January 1	$43,758	$-
Dividend accrued	(1,139)	-
Net income (loss) attributable to redeemable noncontrolling interest	(2,779)	-
Ending balance March 31	$39,840	$-

Jack of Digital

On August 3, 2022, the Company acquired 15% of the issued and outstanding stock of Jack of Digital, a digital marketing services company that serves as the exclusive advertising sales partner of ByteDance Ltd. in Pakistan, for $0.1 million.

As of that date, the Company determined for accounting purposes that (i) Jack of Digital was a VIE because the equity investors at risk, as a group, lacked the characteristics of a controlling financial interest; and (ii) the Company was the primary beneficiary because it had the power to direct the activities of the entity that most significantly impacted the entity’s economic performance.

On April 3, 2023, the Company acquired the remaining issued and outstanding stock of Jack of Digital for $1.1 million. Of that amount, the Company paid an initial installment payment of $0.5 million in 2023, an additional installment payment of $0.3 million during the three-month period ended March 31, 2024, and the balance will be paid in January 2025. Additionally, the transaction includes a contingent earn-out payment based upon the achievement of an EBITDA target in calendar year 2026, calculated as a predetermined multiple of EBITDA for that year. The total purchase price for the acquisition, including the fair value of the contingent consideration, was $1.4 million.

The table below presents the reconciliation of changes in noncontrolling interests (in thousands):

	Three-Month Period
	Ended March 31,
	2024	2023
Beginning balance January 1	$-	$14,947
Dividend paid	-	(546)
Transfer of noncontrolling interest to redeemable noncontrolling interest	-	-
Acquisition of noncontrolling interest	-	-
Net income (loss) attributable to noncontrolling interest	-	(342)
Ending balance March 31	$-	$14,059

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

The following unaudited pro forma information has been prepared to give effect to the Company’s acquisition of BCNMonetize as if the acquisition had occurred on January 1, 2023. This pro forma information was adjusted to exclude acquisition fees and costs of $0.2 million for the three-month period ended March 31, 2023, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Three-Month Period
Ended March 31,
2023
Pro Forma:
Total revenue	$242,342
Net income (loss) attributable to common stockholders	$2,973

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$0.03

Weighted average common shares outstanding, basic	87,623,887
Weighted average common shares outstanding, diluted	89,786,585

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

Our digital operations are comprised of three business units:

•
Entravision Global Partners, our digital commercial partnerships business;
•
Smadex, our programmatic ad purchasing platform; and
•
Adwake, our mobile growth solutions business.

On March 4, 2024, we received a communication from Meta that it intends to wind down its authorized sales partner, or ASP, program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. We expect that the termination of this program will have a material effect on our digital operations and results of operations and that our consolidated and digital segment revenue and cash flow from operations will be materially and adversely affected in future periods. As a result, we have initiated a thorough review of our current digital strategy, operations and cost structure, which may include, among other things, the nature and extent to which we remain involved in this business and the timing thereof. The discussion regarding our digital operations throughout this report, including all references to our commercial relationship as an ASP with Meta, and the impact that the termination by Meta of the ASP program is expected have on our business, including our results of operations, consolidated and digital segment revenue and cash flow from operations, should be read in consideration of this development.

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

Our net revenue for the three-month period ended March 31, 2024 was $277.4 million. Of this amount, revenue generated by our digital segment accounted for approximately 86%, revenue generated by our television segment accounted for approximately 10%, and revenue generated by our audio segment accounted for approximately 4% of total revenue.

Highlights

•
On March 4, 2024, we received a communication from Meta that it intends to wind down its authorized sales partner, or ASP, program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. We expect that the termination of this program will have a material effect on our digital operations and results of operations and that our consolidated and digital segment revenue and cash flow from operations will be materially and adversely affected in future periods. As a result, we have initiated a thorough review of our current digital strategy, operations and cost structure, which may include, among other things, the nature and extent to which we remain involved in this business and the timing thereof.
•
We prepaid $10 million of our 2023 Credit Facility in March 2024.

Relationship with TelevisaUnivision

Our network affiliation agreement with TelevisaUnivision provides certain of our owned stations the exclusive right to broadcast TelevisaUnivision’s primary Univision network and UniMás network programming in their respective markets. We also generate revenue under a marketing and sales agreement with TelevisaUnivision, which give us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver. Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements with multichannel video programming distributors, or MVPDs, for our Univision- and UniMás-affiliated television station signals. Revenue generated from retransmission consent agreements represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. The term of each of these current agreements expires on December 31, 2026 for all of our Univision and UniMás network affiliate stations. TelevisaUnivision also owns approximately 10% of our common stock on a fully-converted basis. For more information regarding these agreements and the stock that TelevisaUnivision owns, see Note 2 to Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 10-K.

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2 to Notes to Condensed Consolidated Financial Statements.

Three-Month Periods Ended March 31, 2024 and 2023

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2024	2023	Change
Statements of Operations Data:
Net Revenue	$277,445	$239,006	16%

Cost of revenue - digital	203,229	167,756	21%
Direct operating expenses	35,572	29,862	19%
Selling, general and administrative expenses	26,695	22,768	17%
Corporate expenses	12,248	10,502	17%
Depreciation and amortization	7,133	6,471	10%
Change in fair value of contingent consideration	(1,420)	(4,065)	(65)%
Impairment charge	49,438	-	*
Foreign currency (gain) loss	449	(956)	*
	333,344	232,338	43%
Operating income (loss)	(55,899)	6,668	*
Interest expense	(4,559)	(4,028)	13%
Interest income	1,130	860	31%
Dividend income	10	18	(44)%
Realized gain (loss) on marketable securities	(113)	(32)	253%
Loss on debt extinguishment	(40)	(1,556)	(97)%
Income before income (loss) taxes	(59,471)	1,930	*
Income tax benefit (expense)	7,802	(231)	*
Net income (loss)	(51,669)	1,699	*
Net (income) loss attributable to redeemable noncontrolling interest	2,779	-	*
Net (income) loss attributable to noncontrolling interest	-	342	(100)%
Net income (loss) attributable to common stockholders	$(48,890)	$2,041	*

Other Data:
Capital expenditures	$2,173	$8,550
Consolidated EBITDA (1)	4,530	13,022
Net cash provided by operating activities	33,375	36,695
Net cash provided by (used in) investing activities	6,099	(563)
Net cash provided by (used in) financing activities	(16,797)	(5,365)

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

Consolidated EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Three-Month Period
	Ended March 31,
	2024	2023
Consolidated EBITDA	$4,530	$13,022
EBITDA attributable to redeemable noncontrolling interest	167	—
EBITDA attributable to noncontrolling interest	—	230
Interest expense	(4,559)	(4,028)
Interest income	1,130	860
Dividend income	10	18
Realized gain (loss) on marketable securities	(113)	(32)
Income tax expense	7,802	(231)
Amortization of syndication contracts	(113)	(120)
Payments on syndication contracts	115	120
Non-cash stock-based compensation included in direct operating expenses	(1,785)	(1,856)
Non-cash stock-based compensation included in corporate expenses	(3,662)	(2,197)
Depreciation and amortization	(7,133)	(6,471)
Change in fair value of contingent consideration	1,420	4,065
Impairment charge	(49,438)	—
Non-recurring cash severance charge	—	(125)
Gain (loss) on debt extinguishment	(40)	(1,556)
Net (income) loss attributable to redeemable noncontrolling interest	2,779	—
Net (income) loss attributable to noncontrolling interest	—	342
Net income (loss) attributable to common stockholders	(48,890)	2,041

Depreciation and amortization	7,133	6,471
Impairment charge	49,438	—
Deferred income taxes	(4,224)	(205)
Non-cash interest	92	133
Amortization of syndication contracts	113	120
Payments on syndication contracts	(115)	(120)
Non-cash stock-based compensation	5,447	4,053
Realized (gain) loss on marketable securities	113	32
(Gain) loss on debt extinguishment	40	1,556
(Gain) loss on disposal of property and equipment	97	68
Change in fair value of contingent consideration	(1,420)	(4,065)
Net income (loss) attributable to redeemable noncontrolling interest	(2,779)	—
Net income (loss) attributable to noncontrolling interest	—	(342)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	29,473	33,157
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	(7,150)	948
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,007	(7,152)
Cash flows from operating activities	$33,375	$36,695

Consolidated Operations

Net Revenue. Net revenue increased to $277.4 million for the three-month period ended March 31, 2024 from $239.0 million for the three-month period ended March 31, 2023. This increase was primarily attributable to increases in advertising revenue from our digital business units in our digital segment, and political advertising revenue in our television and audio segments, partially offset by decreases in national advertising revenue, spectrum usage rights revenue and retransmission consent revenue in our television segment, and decreases in local and national advertising revenue in our audio segment.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $203.2 million for the three-month period ended March 31, 2024 from $167.8 million for the three-month period ended March 31, 2023, primarily due to the increase in digital advertising revenue.

Direct Operating Expenses. Direct operating expenses increased to $35.6 million for the three-month period ended March 31, 2024 from $29.9 million for the three-month period ended March 31, 2023. This increase was primarily attributable to an increase in expenses associated with the increase in advertising revenue, and an increase in salaries.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $26.7 million for the three-month period ended March 31, 2024 from $22.8 million for the three-month period ended March 31, 2023. This increase was primarily attributable to our digital segment, primarily due to an increase in salaries, partially offset by a decrease in rent expense.

Corporate Expenses. Corporate expenses increased to $12.2 million for the three-month period ended March 31, 2024 from $10.5 million for the three-month period ended March 31, 2023. This increase was primarily due to an increase in non-cash stock-based compensation and an increase in salaries, partially offset by a decrease in audit fees.

Depreciation and amortization increased to $7.1 million for the three-month period ended March 31, 2024 compared to $6.5 million for the three-month period ended March 31, 2023. This increase was primarily attributable to the acquisition of BCNMonetize, which did not contribute to our financial results in the comparable prior period.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to our various acquisitions, we recognized income of $1.4 million and $4.1 million for the three-month periods ended March 31, 2024 and 2023, respectively.

Impairment. We incurred a goodwill impairment charge of $35.4 million and intangible assets subject to amortization impairment of $14.0 million for the three-month period ended March 31, 2024, in our digital segment, related to the impending termination by Meta of its ASP program. See Note 2 to Notes to Condensed Consolidated Financial Statements.

Foreign currency (gain) loss. We had a foreign currency loss of $0.4 million for the three-month period ended March 31, 2024 compared to a foreign currency gain of $1.0 million for the three-month period ended March 31, 2023. Foreign currency gains and losses are primarily due to currency fluctuations that affect our digital segment operations located outside the United States.

Interest Expense, net. Interest expense, net increased to $3.4 million for the three-month period ended March 31, 2024 from $3.2 million for the three-month period ended March 31, 2023. This increase was primarily due to a higher interest rate on our debt, partially offset by higher interest income.

Gain (loss) on debt extinguishment. We recorded a de minimis loss on debt extinguishment for the three-month period ended March 31, 2024 due to prepayment of $10.0 million of our 2023 Credit Facility. We recorded a loss on debt extinguishment of $1.6 million for the three-month period ended March 31, 2023 due to the refinancing of our previous credit facility with our 2023 Credit Facility.

Realized gain (loss) on marketable securities. For the three-month period ended March 31, 2024 we recorded $0.1 million of realized loss, related to our available for sale securities. For the three-month period ended March 31, 2023 we recorded a de minimis amount of realized loss, related to our available for sale securities.

Income Tax Expense or Benefit. Income tax benefit for the three-month period ended March 31, 2024 was $7.8 million. The effective tax rate for the three-month period ended March 31, 2024 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non deductible executive compensation, changes in the fair value of the contingent consideration liability, goodwill impairment, and non-taxable non-territorial income. Income tax expense for the three-month period ended March 31, 2023 was $0.2 million, or 12% of our pre-tax income. The effective tax rate for the three-month period ended March 31, 2023 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non deductible executive compensation, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of certain of our digital operations and certain U.S. Foreign Tax Credit carryovers. As a result of historical losses from our digital operations primarily in Spain, Uruguay, Mexico and Argentina and certain U.S. Foreign Tax Credit carryovers, management has determined that it is more likely than not that deferred tax assets of $6.3 million at March 31, 2024 will not be realized and therefore we have established a valuation allowance in that amount on those assets.

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

Segment Operations

Digital

Net Revenue. Net revenue in our digital segment increased to $237.5 million for the three-month period ended March 31, 2024 from $196.5 million for the three-month period ended March 31, 2023. The increase was primarily due to increases in advertising revenue from our various digital business units, and due to the acquisition of BCNMonetize, which did not contribute to our financial results in our digital segment in the comparable prior period.

Cost of revenue. Cost of revenue in our digital segment increased to $203.2 million for the three-month period ended March 31, 2024 from $167.8 million for the three-month period ended March 31, 2023, primarily due to the increase in advertising revenue.

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

On March 4, 2024, we received a communication from Meta that it intends to wind down its authorized sales partner, or ASP, program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. We expect that the termination of Meta’s ASP program will have a material effect on our digital operations and results of operations and that our consolidated and digital segment revenue and cash flow from operations will be materially and adversely affected in future periods. As a result, we have initiated a thorough review of our current digital strategy, operations and cost structure, which may include, among other things, the nature and extent to which we remain involved in this business and the timing thereof.

Direct operating expenses. Direct operating expenses in our digital segment increased to $10.7 million for the three-month period ended March 31, 2024 from $8.0 million for the three-month period ended March 31, 2023, primarily due to an increase in expenses associated with the increase in digital advertising revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $17.3 million for the three-month period ended March 31, 2024, from $13.5 million for the three-month period ended March 31, 2023, primarily due to an increase in salary expense.

Television

Net Revenue. Net revenue in our television segment decreased to $28.5 million in the three-month period ended March 31, 2024, from $30.3 million in the three-month period ended March 31, 2023, primarily due to decreases in national advertising revenue, spectrum usage rights revenue and retransmission consent revenue, partially offset by an increase in political advertising revenue.

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

Direct Operating Expenses. Direct operating expenses in our television segment increased to $16.9 million for the three-month period ended March 31, 2024 from $14.8 million for the three-month period ended March 31, 2023, primarily due to an increase in salaries as a result of expanding our local news operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $6.0 million for the three-month period ended March 31, 2024 from $5.3 million for the three-month period ended March 31, 2023, primarily due to an increase in salaries.

Audio

Net Revenue. Net revenue in our audio segment decreased to $11.4 million in the three-month period ended March 31, 2024, from $12.2 million in the three-month period ended March 31, 2023, primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue.

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

Direct Operating Expenses. Direct operating expenses in our audio segment increased to $7.9 million for the three-month period ended March 31, 2024 from $7.1 million for the three-month period ended March 31, 2023, primarily due to increases in salaries.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our audio segment decreased to $3.3 million for the three-month period ended March 31, 2024 from $3.9 million for the three-month period ended March 31, 2023, primarily due to a decrease in rent expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net loss attributable to common stockholders of $15.4 million for the year ended December 31, 2023, and net income attributable to common stockholders of $18.1 million and $29.3 million for the years ended December 31, 2022 and 2021, respectively. We had positive cash flow from operations of $75.2 million, $78.9 million and $65.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. We had positive cash flow from operations of $33.4 million for the three-month period ended March 31, 2024. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $128.4 million, and available for sale marketable securities in the additional amount of $4.3 million, as of March 31, 2024.

On March 4, 2024, we received a communication from Meta that it intends to wind down its authorized sales partner, or ASP, program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. We expect that the termination of Meta’s ASP program will have a material effect on our digital operations and results of operations and that our consolidated and digital segment revenue and cash flow from operations will be materially and adversely affected in future periods. As a result, we have initiated a thorough review of our current digital strategy, operations and cost structure, which may include, among other things, the nature and extent to which we remain involved in this business and the timing thereof. To the extent that our then current liquidity is insufficient to fund business activities or if we do not remain in compliance with our financial covenants under the 2023 Credit Agreement, whether as a result of the termination of the Meta ASP program or otherwise, we may be required to seek additional equity or debt financing in the future to satisfy capital requirements. There is no guarantee that any such capital would be available to us on favorable terms, or at all. The failure to obtain any required capital could have a material adverse effect on our operations and financial condition.

Our liquidity is not materially affected by the amounts held in accounts outside the United States. The majority of our cash and cash equivalents is held outside the United States, primarily in Uruguay, Spain and Singapore, none of which countries have foreign currency controls. We hold smaller amounts of cash in certain countries that do have foreign currency controls, including Argentina, Brazil, India and Pakistan, which could impact our ability to freely repatriate such funds from those countries to the United States

Credit Facility

On March 17, 2023, we entered into the 2023 Credit Facility, pursuant to the 2023 Credit Agreement, by and among us, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders” and individually each a “Lender”). The 2023 Credit Agreement amended, restated and replaced in its entirety our previous credit agreement (the "2017 Credit Agreement"). For detailed information regarding certain terms of our 2023 Credit Agreement and Credit Facility, see Note 2 to Notes to Condensed Consolidated Financial Statements.

In March 2024, we made a prepayment of $10.0 million, of which $8.75 million was applied to the upcoming quarterly principal payments in 2024 under the Term A Facility, and $1.25 million was applied to the Revolving Credit Facility.

Consolidated EBITDA

Consolidated EBITDA decreased to $4.5 million for the three-month period ended March 31, 2024 compared to $13.0 million for the three-month period ended March 31, 2023. As a percentage of net revenue, consolidated EBITDA decreased to 2% for the three-month period ended March 31, 2024 from 5% for the three-month period ended March 31, 2023.

Consolidated EBITDA, which is defined in the 2023 Credit Agreement, is a non-GAAP measure. For a reconciliation of consolidated EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 30.

Cash Flow

Net cash flow provided by operating activities was $33.4 million for the three-month period ended March 31, 2024, compared to net cash flow provided by operating activities of $36.7 million for the three-month period ended March 31, 2023. We had net loss of $51.7 million for the three-month period ended March 31, 2024, which included non-cash items such as deferred income taxes of $4.2 million, depreciation and amortization expense of $7.1 million, non-cash stock-based compensation expense of $5.4 million, change in fair value of contingent consideration of $1.4 million, and impairment charge of $49.4 million. We had net income of $1.7 million for the three-month period ended March 31, 2023, which included non-cash items such as deferred income taxes of $0.2 million, depreciation and amortization expense of $6.5 million, change in fair value of contingent consideration of $4.1 million, non-cash stock-based compensation of $4.1 million, and loss on debt extinguishment of $1.6 million. We expect to have positive cash flow from operating activities for the 2024 year.

Net cash flow provided by investing activities was $6.1 million for the three-month period ended March 31, 2024, compared to net cash flow used in investing activities of $0.6 million for the three-month period ended March 31, 2023. During the three-month period ended March 31, 2024, we spent $2.7 million in net capital expenditures, and received $8.8 million from the sale of marketable securities. During the three-month period ended March 31, 2023, we spent $9.4 million on purchases of marketable securities, spent $6.8 million in net capital expenditures, and received $15.7 million from the sale of marketable securities. We anticipate that our capital expenditures will be approximately $6.0 million during the full year 2024. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $16.8 million for the three-month period ended March 31, 2024, compared to net cash flow used in financing activities of $5.4 million for the three-month period ended March 31, 2023. During the three-month period ended March 31, 2024, we made debt payments of $10.3 million, dividend payments of $4.5 million, distributions to noncontrolling interest of $1.1 million, and payments of contingent consideration of $0.9 million. During the three-month period ended March 31, 2023, we made debt payments of $211.7 million, dividend payments of $4.9 million, payments of $1.3 million of debt issuance costs, payments for taxes related to shares withheld for share-based compensation plans of $0.1 million, and received $212.4 million proceeds from borrowings on debt and $0.3 million related to the issuance of common stock upon the exercise of stock options.

Credit Risk

We have credit risk in our digital segment insofar as we are required to pay the media companies for which we act as commercial partner for all inventory purchased regardless of whether we are able to collect on a transaction from the local advertiser. We believe that we manage this credit risk effectively, in part by analyzing the creditworthiness of these customers; however, we can give no assurance that this will continue to be the case in future periods. Nonetheless, we face some credit risk in connection with the termination by Meta of its ASP program, which will occur on or before July 1, 2024. Whenever that actually occurs, we will have accounts receivable from certain advertisers who used our services while we were still an ASP of Meta, but with whom we will not have ongoing business after we cease being an ASP of Meta. We are in the process of assessing the nature and extent of this risk but we cannot quantify any such risk at this time.

Additionally, we have been dependent upon one single global media company, Meta, for the majority of our consolidated revenue, which amounted to approximately 53% and 51% of our consolidated revenue for the three-month periods ended March 31, 2024 and 2023, respectively. On March 4, 2024, we received a communication from Meta that it intends to wind down its ASP program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. The loss of all or a substantial part of this revenue will have a significant adverse effect on our cash flow and liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may affect our financial position, results of operations and/or cash flows due to adverse changes in the financial markets. We are also exposed to market risk from changes in the base rates on our 2023 Credit Facility.

Interest Rates

As of March 31, 2024, we had $197.8 million of variable rate bank debt outstanding under our 2023 Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio (as defined in the 2023 Credit Agreement) or (ii) the Base Rate (as defined in the 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the SOFR were to increase by a hypothetical 100 basis points, or one percentage point, from its March 31, 2024 level, our annual interest expense would increase and cash flow from operations would decrease by $2.0 million based on the outstanding balance of our term loan as of March 31, 2024.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our digital business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso, certain other Latin American currencies and various Asian currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at March 31, 2024 would not be material to our consolidated results of operations or overall financial condition.

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

To the extent that our international operations continue to grow, our risks associated with fluctuation in currency rates will become greater and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the amount of operating expense of our international operations, which are primarily related to our digital business. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations historically have not had a material effect on our operating results and cash flows.

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

ITEM 1A. RISK FACTORS

We face credit risk in connection with the termination of our business with Meta.

We face certain credit risk in connection with the termination of Meta’s ASP program, which will occur on or before July 1, 2024. Whenever that actually occurs, we will have accounts receivable from certain advertisers who used our services while we were still an ASP of Meta, but with whom we will not have ongoing business after we cease being an ASP of Meta. There is risk, which we cannot quantify at this time, that certain such receivables may be uncollectible.

We may need to raise capital if our current liquidity is insufficient to fund business activities.

To the extent that our then current liquidity is insufficient to fund business activities or if we do not remain in compliance with our financial covenants under the 2023 Credit Agreement, whether as a result of the termination of the Meta ASP program or otherwise, we may be required to seek additional equity or debt financing in the future to satisfy capital requirements. There is no guarantee that any such capital would be available to us on favorable terms, or at all. The failure to obtain any required capital could have a material adverse effect on our operations and financial condition.

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

We did not repurchase any shares of our Class A common stock during three-month periods ended March 31, 2024 and 2023. As of March 31, 2024, we have repurchased a total of 1.8 million shares of our Class A common stock under the current share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

3.1(1)	Eighth Amended and Restated Bylaws

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

† Management contract or compensatory plan, contract or arrangement.

(1) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on April 18, 2024.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ Christopher T. Young
Christopher T. Young Chief Financial Officer and Treasurer

Date: May 2, 2024