Form 10-Q
period 2024-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2024-08-08
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

Yes ☐ No ☒

As of August 5, 2024, there were 80,634,381 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF JUNE 30, 2024 AND DECEMBER 31, 2023	4
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE-AND SIX-MONTH PERIODS ENDED JUNE 30, 2024 AND JUNE 30, 2023	5
	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2024 AND JUNE 30, 2023	6
	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2024 AND JUNE 30, 2023	7
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2024 AND JUNE 30, 2023	9
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37
ITEM 4.	CONTROLS AND PROCEDURES	37
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	38
ITEM 1A.	RISK FACTORS	38
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	38
ITEM 4.	MINE SAFETY DISCLOSURES	38
ITEM 5.	OTHER INFORMATION	38
ITEM 6.	EXHIBITS	39

GENERAL NOTE

As discussed in more detail throughout this report, during the second quarter of 2024 we sold our Entravision Global Partners (“EGP”) business, which was the largest business unit of our digital operations. We have continuing operations from certain other digital operations, primarily Smadex, our programmatic ad purchasing platform, and Adwake, our mobile growth solutions business. Unless the context indicates otherwise, references throughout this report to our digital segment refer to our continuing digital operations and references to discontinued operations refer to EGP prior to its sale.

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
•
the impact of changing preferences, if any, among audiences favoring newer forms of media, including digital and other forms of media, over traditional media, including television and radio;
•
the ability to keep up with rapid technological and other changes, and compete effectively, in new forms of media, including digital media;
•
the ability to compete effectively in the television and radio broadcast industries;
•
the impact of existing and possible additional legislative and/or regulatory action, as well as evolving industry standards applicable to our business;
•
the ability to hire and retain qualified personnel;
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
•
the success of our emphasis on local news, including, but not limited to, the impact such effort may have in generating political advertising revenue in 2024;
•
our relationship with TelevisaUnivision, Inc., or TelevisaUnivision;
•
the extent to which we continue to generate revenue under retransmission consent agreements and spectrum usage rights;
•
the risk of impairment of our assets, including but not limited to our remaining digital assets;

•
the impact of a strengthening U.S. dollar on our overseas operations, including but not limited to our exposure between the time that we invoice in local currency and deposit the related collections into U.S. dollar-denominated accounts; and
•
legal, political and other risks associated with our rapidly expanding operations located outside the United States.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 11 of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 10-K”) and on page 37 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$85,136	$67,398
Marketable securities	3,160	13,172
Restricted cash	779	770
Trade receivables, (including related parties of $8,098 and $10,051) net of allowance for doubtful accounts of $2,626 and $2,399	68,847	70,082
Assets held for sale	-	301
Prepaid expenses and other current assets (including related parties of $274 and $274)	46,681	16,863
Current assets of discontinued operations	-	217,269
Total current assets	204,603	385,855
Property and equipment, net of accumulated depreciation of $160,070 and $189,708	63,418	66,932
Intangible assets subject to amortization, net of accumulated amortization of $61,374 and $59,647 (including related parties of $2,321 and $2,785)	5,372	7,100
Intangible assets not subject to amortization	195,174	195,174
Goodwill	50,673	50,674
Deferred income taxes	87	265
Operating leases right of use asset	42,799	42,868
Other assets	7,480	21,223
Noncurrent assets of discontinued operations	-	95,855
Total assets	$569,606	$865,946
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$-	$8,750
Accounts payable and accrued expenses (including related parties of $1,292 and $1,071)	59,547	47,776
Operating lease liabilities	7,736	6,748
Current liabilities of discontinued operations	-	208,779
Total current liabilities	67,283	272,053
Long-term debt, less current maturities, net of unamortized debt issuance costs of $903 and $1,116	186,847	197,884
Long-term operating lease liabilities	44,127	45,178
Other long-term liabilities	4,370	4,624
Deferred income taxes	46,571	46,849
Noncurrent liabilities of discontinued operations	-	33,072
Total liabilities	349,198	599,660
Commitments and contingencies (note 6)
Redeemable noncontrolling interest - discontinued operations	-	43,758
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at June 30, 2024 80,634,381 and December 31, 2023 80,150,506	8	8
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at June 30, 2024 and December 31, 2023 9,352,729	1	1
Additional paid-in capital	821,590	743,246
Accumulated deficit	(600,382)	(519,812)
Accumulated other comprehensive income (loss)	(809)	(915)
Total stockholders' equity	220,408	222,528
Total liabilities, redeemable noncontrolling interest and equity	$569,606	$865,946

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Net Revenue	$82,654	$73,719	$160,830	$141,366
Expenses:
Cost of revenue - digital	24,424	19,649	47,082	36,516
Direct operating expenses (including related parties of $1,536, $1,543, $2,936 and $2,964) (including non-cash stock-based compensation of $1,499, $2,158, $2,882 and $3,667)	31,756	28,856	63,557	55,458
Selling, general and administrative expenses	14,363	12,610	28,697	25,417
Corporate expenses (including non-cash stock-based compensation of $2,734, $3,243, $6,396 and $5,440)	10,811	12,042	23,059	22,544
Depreciation and amortization (including related parties of $232, $232, $464 and $464)	4,428	3,713	9,167	7,214
Change in fair value of contingent consideration	240	21	20	721
Foreign currency (gain) loss	(24)	792	241	1,006
Operating income (loss)	(3,344)	(3,964)	(10,993)	(7,510)
Interest expense	(4,118)	(4,195)	(8,561)	(8,118)
Interest income	577	720	1,155	1,328
Dividend income	-	14	10	32
Realized gain (loss) on marketable securities	4	(29)	(109)	(61)
Gain (loss) on debt extinguishment	(51)	-	(91)	(1,556)
Income (loss) from continuing operations before income taxes	(6,932)	(7,454)	(18,589)	(15,885)
Income tax benefit (expense)	10,664	1,628	14,811	2,043
Net income (loss) from continuing operations	3,732	(5,826)	(3,778)	(13,842)
Net income (loss) from discontinued operations, net of tax	(35,412)	3,837	(76,792)	13,894
Net income (loss) attributable to common stockholders	$(31,680)	$(1,989)	$(80,570)	$52
Basic and diluted earnings per share:
Net income (loss) per share from continuing operations, basic and diluted	$0.04	$(0.07)	$(0.04)	$(0.16)

Net income (loss) per share from discontinued operations, basic and diluted	$(0.39)	$0.04	$(0.86)	$0.16

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.02)	$(0.90)	$0.00

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Weighted average common shares outstanding, basic	89,820,737	87,787,772	89,669,397	87,706,282
Weighted average common shares outstanding, diluted	90,721,280	87,787,772	89,669,397	87,706,282

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$(31,680)	$(1,989)	$(80,570)	$52
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	302	(71)	7	(55)
Change in fair value of marketable securities	-	101	99	227
Total other comprehensive income (loss)	302	30	106	172
Comprehensive income (loss) attributable to common stockholders	$(31,378)	$(1,959)	$(80,464)	$224

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares		Common Stock				Accumulated
					Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2023	80,150,506	9,352,729	$8	$1	$743,246	$(519,812)	$(915)	$-	$222,528
Issuance of common stock upon exercise of stock options or awards of restricted stock units	224,369	-	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(490)	-	-	-	(490)
Stock-based compensation expense	-	-	-	-	5,447	-	-	-	5,447
Dividends paid	-	-	-	-	(4,476)	-	-	-	(4,476)
Dividends equivalents payable	-	-	-	-	(388)	-	-	-	(388)
Change in fair value of marketable securities	-	-	-	-	-	-	15	-	15
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	84	-	84
Foreign currency translation gain (loss)	-	-	-	-	-	-	(295)	-	(295)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(48,890)	-	-	(48,890)
Balance, March 31, 2024	80,374,875	9,352,729	8	1	743,339	(568,702)	(1,111)	-	173,535
Issuance of common stock upon exercise of stock options or awards of restricted stock units	259,506	-	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(273)	-	-	-	(273)
Stock-based compensation expense	-	-	-	-	3,287	-	-	-	3,287
Dividend paid	-	-	-	-	(4,496)	-	-	-	(4,496)
Dividends equivalents payable	-	-	-	-	(170)	-	-	-	(170)
Change in fair value of marketable securities	-	-	-	-	-	-	4	-	4
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(4)	-	(4)
Foreign currency translation gain (loss)	-	-	-	-	-	-	302	-	302
Accounting for discontinued operations	-	-	-	-	79,903	-	-	-	79,903
Net income (loss) attributable to common stockholders	-	-	-	-	-	(31,680)	-	-	(31,680)
Balance, June 30, 2024	80,634,381	9,352,729	$8	$1	$821,590	$(600,382)	$(809)	$-	$220,408

	Number of Common Shares		Common Stock				Accumulated
					Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2022	78,172,827	9,352,729	$8	$1	$776,298	$(504,375)	$(1,510)	$14,947	$285,369
Issuance of common stock upon exercise of stock options or awards of restricted stock units	164,474	-	-	-	313	-	-	-	313
Tax payments related to shares withheld for share-based compensation plans	19,189	-	-	-	(80)	-	-	-	(80)
Stock-based compensation expense	-	-	-	-	4,053	-	-	-	4,053
Dividends paid	-	-	-	-	(4,386)	-	-	-	(4,386)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(546)	(546)
Change in fair value of marketable securities	-	-	-	-	-	-	103	-	103
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	23	-	23
Foreign currency translation gain (loss)	-	-	-	-	-	-	16	-	16
Net income (loss) attributable to common stockholders	-	-	-	-	-	2,041	-	(342)	1,699
Balance, March 31, 2023	78,356,490	9,352,729	8	1	776,198	(502,334)	(1,368)	14,059	286,564
Issuance of common stock upon exercise of stock options or awards of restricted stock units	260,527	-	-	-	241	-	-	-	241
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(15)	-	-	-	(15)
Stock-based compensation expense	-	-	-	-	5,968	-	-	-	5,968
Dividend paid	-	-	-	-	(4,396)	-	-	-	(4,396)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(3,810)	(3,810)
Change in fair value of marketable securities	-	-	-	-	-	-	79	-	79
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	22	-	22
Foreign currency translation gain (loss)	-	-	-	-	-	-	(71)	-	(71)
Acquisition of noncontrolling interest	-	-	-	-	(750)	-	-	(624)	(1,374)
Accounting for Adsmurai transaction	-	-	-	-	(37,675)	-	-	(9,625)	(47,300)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(1,989)	-	-	(1,989)
Balance, June 30, 2023	78,617,017	9,352,729	$8	$1	$739,571	$(504,323)	$(1,338)	$-	$233,919

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(80,570)	$52
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,125	12,980
Impairment charge	49,438	-
Deferred income taxes	214	(129)
Non-cash interest	160	179
Amortization of syndication contracts	227	240
Payments on syndication contracts	(229)	(241)
Non-cash stock-based compensation	8,734	10,021
(Gain) loss on marketable securities	109	61
(Gain) loss on disposal of property and equipment	183	18
Loss (gain) on the sale of businesses	45,014	-
(Gain) loss on debt extinguishment	91	1,556
Change in fair value of contingent consideration	(12,548)	(2,942)
Net income (loss) attributable to redeemable noncontrolling interest - discontinued operations	(2,779)	(12)
Net income (loss) attributable to noncontrolling interest - discontinued operations	-	(342)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	9,586	17,480
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	(19,590)	(3,297)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	39,906	11,467
Net cash provided by operating activities	51,071	47,091
Cash flows from investing activities:
Proceeds from sale of businesses, net of cash divested	(42,967)	-
Proceeds from sale of assets	-	50
Purchases of property and equipment	(4,737)	(14,858)
Purchase of a business, net of cash acquired	-	(6,930)
Purchases of marketable securities	-	(10,172)
Proceeds from sale of marketable securities	10,019	28,093
Proceeds from loan receivable	10,748	-
Purchases of investments	-	(200)
Issuance of loan receivable	-	(8,086)
Net cash provided by (used in) investing activities	(26,937)	(12,103)
Cash flows from financing activities:
Proceeds from stock option exercises	-	554
Tax payments related to shares withheld for share-based compensation plans	(27)	(95)
Payments on debt	(20,275)	(213,245)
Dividends paid	(8,972)	(8,782)
Distributions to noncontrolling interest	(1,078)	(3,380)
Payment of contingent consideration	(14,300)	(31,710)
Principal payments under finance lease obligation	(74)	(76)
Proceeds from borrowings on debt	-	212,419
Payments for debt issuance costs	-	(1,777)
Net cash provided by (used in) financing activities	(44,726)	(46,092)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,594)	(11,103)
Cash, cash equivalents and restricted cash:
Beginning	106,509	111,444
Ending	$85,915	$100,341
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$8,620	$8,155
Income taxes	$5,148	$3,582
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$1,132	$2,097
Note receivable	$(5,374)	$-
Dividends equivalents payable	$1,219	$-

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

Certain amounts in the Company’s prior year period condensed consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation, including presentation of discontinued operations as discussed in Notes 2 and 8.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

With the sale of the Company’s Entravision Global Partners (“EGP”) business during the second quarter of 2024, the Company operates as a media and advertising technology company. The Company's management has determined that the Company operates in three reportable segments as of June 30, 2024, based upon the type of advertising medium: digital, television and audio.

Continuing operations in the Company's digital segment, whose operations are primarily located in the United States and Europe, are comprised of two business units: Smadex, the Company's programmatic ad purchasing platform; and Adwake, the Company's mobile growth solutions business. The Company's television and audio operations reach and engage U.S. Hispanics in the United States. The Company owns and/or operates 49 primary television stations and 44 radio stations (37 FM and 7 AM).

Discontinued Operations and Assets Held for Sale

On March 4, 2024, the Company received a communication from Meta that it intended to wind down its Authorized Sales Partners ("ASP") program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024. For the fiscal year ended December 31, 2023 ASP revenue from Meta represented approximately 53% of the Company's consolidated revenue, and 63% of the Company's digital segment revenue.

As a result of this communication from Meta, the Company conducted a thorough review of its digital strategy, operations and cost structure, and during the second quarter of 2024 made the decision to dispose of the operations of EGP.

Following this decision, during the second quarter of 2024, the Company entered into a definitive agreement to sell substantially all of its EGP business to IMS Internet Media Services, Inc. ("IMS"). The transaction was completed on June 28, 2024. The remaining EGP businesses, Jack of Digital and Adsmurai, S.L. ("Adsmurai"), were each sold back to their respective founders in separate transactions during the second quarter of 2024. See Note 8 for additional details.

A business or asset is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value, and when certain other criteria are met. A business or asset classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate. Depreciation is not recorded on assets classified as held for sale.

The results of operations of a business classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the consolidated statement of operations; and (iii) assets and liabilities are reported as held for sale in the consolidated balance sheets in the period in which the business is classified as held for sale.

The Company concluded that the assets of its EGP business met the criteria for classification as held for sale. Additionally, the Company determined that the disposal, which was initiated and completed during the second quarter of 2024, represented a strategic shift that had a major effect on the Company's operations and financial results. As such, the results of the Company's EGP business are presented as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets of the Company's EGP business have been reflected as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheet for the year ended December 31, 2023.

Restricted Cash

As of June 30, 2024 and December 31, 2023, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Condensed Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of June 30,
	2024	2023
Cash and cash equivalents	$85,136	$99,580
Restricted cash	779	761
Total as presented in the Condensed Consolidated Statements of Cash Flows	$85,915	$100,341

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

During each of the three-month periods ended June 30, 2024 and 2023, the amount the Company paid TelevisaUnivision in this capacity was $1.5 million. During the six-month periods ended June 30, 2024 and 2023, the amount the Company paid TelevisaUnivision in this capacity was $2.9 million and $3.0 million, respectively. These amounts were included in Direct Operating Expenses in the Company's Condensed Consolidated Statements of Operations.

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

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of June 30, 2024, the amount due to the Company from TelevisaUnivision was $8.1 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended June 30, 2024 and 2023, retransmission consent revenue accounted for $8.8 million and $9.3 million, respectively, of which $6.2 million and $6.5 million, respectively, relate to the TelevisaUnivision proxy agreement. During the six-month periods ended June 30, 2024 and 2023, retransmission consent revenue accounted for $18.0 million and $18.9 million, respectively, of which $12.6 million and $13.1 million, respectively, relate to the TelevisaUnivision proxy agreement.

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

During the six-month period ended June 30, 2024, the Company had the following non-vested RSUs activity (in thousands, except grant date fair value data):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2023	6,358	$5.74
Granted	2,928	4.01
Vested	(896)	6.23
Forfeited or cancelled	(1,242)	5.48
Nonvested balance at June 30, 2024	7,148	5.01

Stock-based compensation expense related to RSUs was $3.8 million and $5.4 million for the three-month periods ended June 30, 2024 and 2023, respectively.

Stock-based compensation expense related to RSUs was $8.4 million and $9.1 million for the six-month periods ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, there was $15.2 million of total unrecognized compensation expense related to grants of RSUs that is expected to be recognized over a weighted-average period of 1.8 years.

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

Additionally, in connection with the annual grant in January 2024, the Company has granted PSUs to certain employees, which are subject to both time-based vesting conditions and market-based conditions. Both the service and market conditions must be satisfied for the PSUs to vest. The PSUs consist of four equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $4.83, $5.65, $7.15, and $8.90, respectively, over 30 consecutive trading days during a performance period commencing on January 25, 2024 and ending on January 25, 2029. The fair value of each of the Performance Tranches was $0.6 million, $0.6 million, $0.5 million, and $0.5 million, respectively, and have a grant date fair value per share of restricted stock of $4.16, $3.98, $3.66, and $3.32, respectively. To the extent that any of the performance-based requirements are met, the grantees must also provide continued service to the Company through at least January 25, 2025 to receive any shares of common stock underlying the PSUs and through January 25, 2029 to receive all of the shares of common stock underlying the PSUs that have satisfied the applicable market-based requirement. The maximum number of shares that could be earned under this PSU grant was 600,000 shares, with 25% of the total award allocated to each Performance Tranche. Between 0% and 100% of each Performance Tranche of the PSUs will vest on each of the tranche dates. During the second quarter of 2024, 300,000 of these PSUs were cancelled.

The Company recognizes compensation expense related to the PSUs using the accelerated attribution method over the requisite service period. Stock-based compensation expense for PSUs is based on a performance measurement of 100%. The compensation expense will not be reversed even if the performance metrics are not met.

Stock-based compensation expense related to PSUs was $0.4 million and $0.9 million for the three and six-month periods ended June 30, 2024, respectively. There was no stock-based compensation expense related to PSUs for the three and six-month periods ended June 30, 2023.

As of June 30, 2024, there was $2.7 million of total unrecognized compensation expense related to grants of PSUs that is expected to be recognized over a weighted-average period of 2.4 years.

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

During the six-month period ended June 30, 2024, the Company had the following non-vested PSUs activity (in thousands, except grant date fair value data):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2023	1,000	$3.29
Granted	600	3.78
Vested	-	-
Forfeited or cancelled	(300)	3.78
Nonvested balance at June 30, 2024	1,300	3.40

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) from continuing operations	$3,732	$(5,826)	$(3,778)	$(13,842)
Net income (loss) from discontinued operations	(35,412)	3,837	(76,792)	13,894
Net income (loss) attributable to common stockholders	$(31,680)	$(1,989)	$(80,570)	$52

Basic earnings per share:
Denominator:
Weighted average common shares outstanding	89,820,737	87,787,772	89,669,397	87,706,282

Per share:
Income (loss) per share from continuing operations	$0.04	$(0.07)	$(0.04)	$(0.16)
Income (loss) per share from discontinued operations	(0.39)	0.04	(0.86)	0.16
Net income (loss) per share attributable to common stockholders	$(0.35)	$(0.02)	$(0.90)	$0.00

Diluted earnings per share:
Denominator:
Weighted average common shares outstanding	89,820,737	87,787,772	89,669,397	87,706,282
Dilutive securities:
Stock options and restricted stock units	900,543	-	-	-
Diluted shares outstanding	90,721,280	87,787,772	89,669,397	87,706,282

Per share:
Income (loss) per share from continuing operations	$0.04	$(0.07)	$(0.04)	$(0.16)
Income (loss) per share from discontinued operations	(0.39)	0.04	(0.86)	0.16
Net income (loss) per share attributable to common stockholders	$(0.35)	$(0.02)	$(0.90)	$0.00

For the three-month period ended June 30, 2024, a total of 3,240,646 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the six-month period ended June 30, 2024, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 1,067,997 equivalent shares of dilutive securities for the six-month period ended June 30, 2024.

For the three- and six-month periods ended June 30, 2023, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 2,038,928 and 2,100,813 equivalent shares of dilutive securities for the three- and six-month period ended June 30, 2023, respectively.

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

On March 4, 2024, the Company received a communication from Meta that it intended to wind down its ASP program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024. For the fiscal year ended December 31, 2023 ASP revenue from Meta represented approximately 53% of the Company's consolidated revenue, and 63% of the Company's digital segment revenue. The Company expected a significant loss of future revenue due to the termination of the ASP by Meta. As a result, during the first quarter of 2024, the Company updated its internal forecasts of future performance and determined that a triggering event had occurred during the first quarter of 2024 that required interim impairment tests.

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

Based on the assumptions and estimates described above, the carrying values of long-lived assets in the digital reporting unit exceeded their fair values. As a result, the Company performed the second step analysis, resulting in intangibles subject to amortization impairment charge of $14.0 million during the three-month period ended March 31, 2024, related to the then impending termination by Meta of its ASP program.

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

The impairments of the intangibles subject to amortization and goodwill were allocated to the Company's EGP business which is accounted for as discontinued operations. See Note 8 for additional details.

Treasury Stock

On March 1, 2022, the Company's Board of Directors approved a share repurchase program of up to $20 million of the Company's Class A common stock. Under this share repurchase program, the Company is authorized to purchase shares of its Class A common stock from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

During the three- and six-month periods ended June 30, 2024 and 2023, the Company did not repurchase any shares of its Class A common stock. As of June 30, 2024, the Company has repurchased a total of 1.8 million shares of its Class A common stock under the new share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43.

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

As of June 30, 2024, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 8.25%.

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

In June 2024, the Company made an additional prepayment of $10.0 million, of which $4.9 million was a mandatory prepayment as a result of the EGP disposition. The prepayment was applied to the quarterly principal payments in 2025 under the Term A Facility.

The Company recorded a loss on debt extinguishment of $0.1 million for the three- and six-month periods ended June 30, 2024 due to these prepayments of our 2023 Credit Facility.

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

The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2023 Credit Facility requires compliance with financial covenants related to total net leverage ratio, not to exceed 3.25 to 1.00, and interest coverage ratio with a minimum permitted ratio of 3.00 to 1.00 (calculated as set forth in the 2023 Credit Agreement). As of June 30, 2024, the Company believes that it is in compliance with all covenants in the 2023 Credit Agreement.

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

The carrying amount of the Term Loan A Facility as of June 30, 2024 approximated its fair value and was $176.6 million, net of $0.9 million of unamortized debt issuance costs and original issue discount.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. From time to time, the Company has had, and may have, bank deposits in excess of Federal Deposit Insurance Corporation insurance limits. As of June 30, 2024, the majority of all U.S. deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes that it is not exposed to significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all or substantially all of the bank deposits held in banks outside the United States are not insured.

The Company’s credit risk is spread across a large number of customers in the United States, Europe and various other countries, therefore spreading the trade receivable credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that it is managing its trade receivable credit risk effectively. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. An allowance for doubtful accounts is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

No single advertiser represents more than 5% of the Company's total trade receivables as of June 30, 2024 and December 31, 2023, respectively.

No single advertiser represented more than 5% of the Company's total revenue for the three- and six-month periods ended June 30, 2024 and 2023.

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

Estimated losses for bad debts are provided for in the condensed consolidated financial statements through a charge to expense that aggregated $0.4 million and a de minimis amount for the three-month periods ended June 30, 2024 and 2023, respectively, and $0.6 million and $0.2 million for the six-month periods ended June 30, 2024 and 2023, respectively. The net charge off of bad debts aggregated $0.1 million and $0.3 million for the three-month periods ended June 30, 2024 and 2023, respectively, and $0.2 million and $0.5 million for the six-month periods ended June 30, 2024 and 2023, respectively.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the condensed consolidated balance sheets (in millions):

	June 30, 2024
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$1.5	$1.5	$—	$—
Corporate bonds and notes	$3.2	—	$3.2	—

	December 31, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$1.1	$1.1	$—	$—
Corporate bonds and notes	$13.2	—	$13.2	—

Liabilities:
Contingent consideration	$1.9	$—	—	$1.9

Nonrecurring fair value measurements:
FCC licenses	$27.6	—	—	$27.6	$(12.3)

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

As of June 30, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities (in thousands):

	Corporate Bonds and Notes
	Amortized Cost	Unrealized gains (losses)
Due within a year	$743	$(1)
Due after one year	2,443	(25)
Total	$3,186	$(26)

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of June 30, 2024 and December 31, 2023, the Company determined that a credit loss allowance is not required.

Included in interest income for the three-month periods ended June 30, 2024 and 2023 was interest income related to the Company’s available for sale securities of $0.1 million and $0.3 million, respectively. Included in interest income for the six-month periods ended June 30, 2024 and 2023 was interest income related to the Company’s available for sale securities of $0.2 million and $0.8 million, respectively.

The fair value of the contingent consideration is related to the acquisition of 100% of the issued and outstanding shares of stock of a global mobile app marketing solutions company that, together with its subsidiaries, does business under the name BCNMonetize ("BCNMonetize"). As of December 31, 2023, the contingent liability fair value was included in the Condensed Consolidated Balance Sheets in the amount of $1.2 million as a current liability within Accounts payable and accrued expenses, and $0.7 million as a noncurrent liability within Other long-term liabilities.

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

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2023	$(1,257)	$342	$(915)
Other comprehensive income (loss)	(295)	20	(275)
Income tax (expense) benefit	-	(5)	(5)
Amounts reclassified from AOCI	-	112	112
Income tax (expense) benefit	-	(28)	(28)
Other comprehensive income (loss), net of tax	(295)	99	(196)
Accumulated other comprehensive income (loss) as of March 31, 2024	(1,552)	441	(1,111)
Other comprehensive income (loss)	302	4	306
Amounts reclassified from AOCI	-	(4)	(4)
Other comprehensive income (loss), net of tax	302	-	302
Accumulated other comprehensive income (loss) as of June 30, 2024	$(1,250)	$441	$(809)

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

Digital Advertising. Revenue related to the Company's digital segment is recognized when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. The Company has concluded that it is the principal in the transaction and therefore recognizes revenue on a gross basis, because (i) the Company is responsible for fulfillment of the contract, including customer support, resolving customer complaints, and accepting responsibility for the quality or suitability of the product or service; (ii) the Company has pricing discretion over the transaction; and (iii) the Company carries inventory risk for all inventory purchased regardless of whether the Company is able to collect on a transaction.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Digital advertising	$41,068	$30,234	$79,290	$55,357
Broadcast advertising	29,857	30,983	57,694	60,610
Spectrum usage rights	1,625	2,078	3,385	4,224
Retransmission consent	8,825	9,324	17,980	18,947
Other	1,279	1,100	2,481	2,228
Total revenue	$82,654	$73,719	$160,830	$141,366

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

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Local direct	$5,109	$5,480	$10,144	$10,788
Local agency	13,124	13,687	26,027	26,559
National agency	11,624	11,816	21,523	23,263
Total revenue	$29,857	$30,983	$57,694	$60,610

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
United States	$60,715	$51,711	$117,964	$98,589
Rest of the World	21,939	22,008	42,866	42,777
Total revenue	$82,654	$73,719	$160,830	$141,366

Deferred Revenue

(in thousands)	December 31, 2023	Increase	Decrease	June 30, 2024
Deferred revenue	$1,977	2,069	(1,977)	$2,069

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

The following table summarizes the expected future payments related to lease liabilities as of June 30, 2024:

(in thousands)
Remainder of 2024	$5,169
2025	10,380
2026	8,785
2027	6,984
2028	6,247
2029 and thereafter	30,095
Total minimum payments	$67,660
Less amounts representing interest	(15,397)
Less amounts representing tenant improvement allowance	(400)
Present value of minimum lease payments	51,863
Less current operating lease liabilities	(7,736)
Long-term operating lease liabilities	$44,127

The Company’s existing leases have remaining terms of less than one year up to 26 years. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of June 30, 2024 were 8.6 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of June 30, 2023 were 9.1 years and 6.2%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Six-Month Period Ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$5,647	$4,107
Non-cash additions to operating lease assets	$3,625	$4,657

The following table summarizes the components of lease expense:

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$2,325	$2,286	$4,708	$4,573
Variable lease cost	404	322	683	590
Short-term lease cost	251	1,030	484	2,318
Total lease cost	$2,980	$3,638	$5,875	$7,481

For the three-month period ended June 30, 2024, lease cost of $1.4 million, $1.3 million and $0.3 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the six-month period ended June 30, 2024, lease cost of $2.8 million, $2.6 million and $0.5 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

For the three-month period ended June 30, 2023, lease cost of $1.5 million, $1.8 million and $0.3 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the six-month period ended June 30, 2023, lease cost of $2.9 million, $3.9 million and $0.7 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of June 30, 2024, based upon the type of advertising medium, which segments are digital, television and audio. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker, who is the Company's Chief Executive Officer ("CEO"), evaluates the business.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 27% and 30% of its revenue from continuing operations outside the United States during the three-month periods ended June 30, 2024 and 2023, respectively. The Company generated 27% and 30% of its revenue from continuing operations outside the United States during the six-month periods ended June 30, 2024 and 2023, respectively.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Net revenue
Digital	$41,068	$30,234	36%	$79,290	$55,357	43%
Television	28,577	29,943	(5)%	57,126	60,255	(5)%
Audio	13,009	13,542	(4)%	24,414	25,754	(5)%
Consolidated	82,654	73,719	12%	160,830	141,366	14%

Cost of revenue - digital	24,424	19,649	24%	47,082	36,516	29%

Direct operating expenses
Digital	7,427	6,074	22%	14,385	10,824	33%
Television	16,969	15,024	13%	33,897	29,783	14%
Audio	7,360	7,758	(5)%	15,275	14,851	3%
Consolidated	31,756	28,856	10%	63,557	55,458	15%

Selling, general and administrative expenses
Digital	5,352	3,805	41%	10,339	7,373	40%
Television	5,666	4,844	17%	11,706	10,184	15%
Audio	3,345	3,961	(16)%	6,652	7,860	(15)%
Consolidated	14,363	12,610	14%	28,697	25,417	13%

Depreciation and amortization
Digital	1,208	933	29%	2,660	1,594	67%
Television	2,847	2,551	12%	5,773	5,209	11%
Audio	373	229	63%	734	411	79%
Consolidated	4,428	3,713	19%	9,167	7,214	27%

Segment operating profit (loss)
Digital	2,657	(227)	*	4,824	(950)	*
Television	3,095	7,524	(59)%	5,750	15,079	(62)%
Audio	1,931	1,594	21%	1,753	2,632	(33)%
Consolidated	7,683	8,891	(14)%	12,327	16,761	(26)%

Corporate expenses	10,811	12,042	(10)%	23,059	22,544	2%
Change in fair value of contingent consideration	240	21	1,043%	20	721	(97)%
Foreign currency (gain) loss	(24)	792	*	241	1,006	(76)%
Operating income (loss)	(3,344)	(3,964)	(16)%	(10,993)	(7,510)	46%

Interest expense	$(4,118)	$(4,195)	(2)%	$(8,561)	$(8,118)	5%
Interest income	577	720	(20)%	1,155	1,328	(13)%
Dividend income	-	14	(100)%	10	32	(69)%
Realized gain (loss) on marketable securities	4	(29)	*	(109)	(61)	79%
Gain (loss) on debt extinguishment	(51)	-	*	(91)	(1,556)	(94)%
Income (loss) before income taxes	(6,932)	(7,454)	(7)%	(18,589)	(15,885)	17%

Capital expenditures
Digital	$191	$857		$269	$1,324
Television	1,140	2,555		2,608	6,875
Audio	392	2,371		916	5,490
Consolidated	$1,723	$5,783		$3,793	$13,689

	June 30,	December 31,
Total assets	2024	2023
Digital	$75,830	$112,500
Television	397,178	342,818
Audio	96,598	97,504
Assets of discontinued operations	-	313,124
Consolidated	$569,606	$865,946

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

In thousands, except share and per share data	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
	2023	2023
Pro Forma:
Total revenue	$76,396	$147,379
Net income (loss) attributable to common stockholders	$(1,380)	$1,593

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$(0.02)	$0.02

Weighted average common shares outstanding, basic	87,787,772	87,706,282
Weighted average common shares outstanding, diluted	87,787,772	87,706,282

8. DISCONTINUED OPERATIONS

As discussed in Note 2, as a result of the communication from Meta on March 4, 2024, that it intended to wind down its ASP program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024, the Company conducted a thorough review of its digital strategy, operations and cost structure, and during the second quarter of 2024 made the decision to dispose of the operations of its EGP business, the Company's digital commercial partnerships business, which took place in the following three transactions:

Sale to IMS

During the second quarter of 2024, the Company entered into a definitive agreement to sell substantially all of its EGP business to IMS. The transaction was completed on June 28, 2024. Cash proceeds from the transaction received at the closing were $16.4 million. Immediately after the closing, an amount equal to $6.5 million of the proceeds was paid by the Company to the founders of MediaDonuts, to satisfy a remaining contingent consideration liability owed to them.

The Company recorded a loss of $40.7 million as a result of this transaction.

Sale of Adsmurai

On August 5, 2022, the Company made a loan (the "Adsmurai Loan") in the principal amount of €12,535,000 ($12.8 million as of that date) to an entity affiliated with owners of a majority interest in Adsmurai, S.L. (“Adsmurai”), a company engaged in the sale and marketing of digital advertising.

On April 3, 2023, the Company entered into an agreement among the Company and the selling stockholders of Adsmurai, pursuant to which the Company acquired a 51% equity interest in Adsmurai (the “Adsmurai Acquisition”) on the same date. The Company acquired 51% of the issued and outstanding shares of stock of Adsmurai by means of conversion of the Adsmurai Loan, for total purchase consideration of €13.0 million ($14.2 million as of April 3, 2023), including interest.

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

On May 6, 2024 (the "Effective Date"), the Company entered into a Share Purchase Agreement (the “Adsmurai Purchase Agreement”), among Adsmurai, the Company and the other stockholders of Adsmurai (the “Adsmurai Buyers”). Pursuant to the Adsmurai Purchase Agreement, on such date (i) the Company sold its 51% equity interest in Adsmurai to the Adsmurai Buyers, (ii) the Company terminated the New Adsmurai Loans it made previously to the Adsmurai Buyers in the principal amount of €12.3 million and (iii) the parties terminated other previous agreements made between them, including an options agreement which contained put redemption features for buyers and call redemption features for the Company. As consideration, the Company received €15.0 million (approximately $16.2 million as of the Effective Date) ("Total Consideration"). The Adsmurai Purchase Agreement also contains representations, warranties, covenants, indemnities and releases of the parties thereto.

The Total Consideration is payable to the Company as follows:

•
€10.0 million paid on the Effective Date; and
•
€5.0 million to be paid within six months of the Effective Date.

The Company recorded a loss of $2.6 million as a result of this transaction.

Sale of Jack of Digital

On August 3, 2022, the Company acquired 15% of the issued and outstanding stock of Jack of Digital, a digital marketing services company that serves as the exclusive advertising sales partner of ByteDance Ltd. in Pakistan, for $0.1 million.

On April 3, 2023, the Company acquired the remaining issued and outstanding stock of Jack of Digital for $1.1 million. Of that amount, the Company paid an initial installment payment of $0.5 million in 2023, an additional installment payment of $0.3 million during the three-month period ended March 31, 2024, and the balance was to be paid in January 2025. Additionally, the transaction included a contingent earn-out payment based upon the achievement of an EBITDA target in calendar year 2026. The total purchase price for the acquisition, including the fair value of the contingent consideration, was $1.4 million.

On June 28, 2024, the Company sold 100% of the issued and outstanding shares of stock of Jack of Digital back to its founder for cash consideration of $0.1 million.

The Company recorded a loss of $1.7 million as a result of this transaction.

The Company concluded that the assets of the EGP business met the criteria for classification as held for sale. Additionally, the Company determined that the disposal, which was initiated and completed during the second quarter of 2024, represented a strategic shift that had a major effect on the Company's operations and financial results. As such, the results of the Company's EGP business are presented as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets of the Company's EGP business have been reflected as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheet as of December 31, 2023.

The following table summarizes the results of discontinued operations, net of tax (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Net Revenue	$179,599	$199,662	$378,868	$371,021
Expenses:
Cost of revenue - digital	160,932	176,187	341,503	327,076
Direct operating expenses	2,883	4,209	6,654	7,469
Selling, general and administrative expenses	10,748	10,955	23,109	20,916
Depreciation and amortization	1,564	2,796	3,958	5,766
Change in fair value of contingent consideration	(11,368)	1,102	(12,568)	(3,663)
Impairment charge	-	-	49,438	-
Foreign currency (gain) loss	2,304	(95)	2,488	(1,265)
Other operating (gain) loss	45,014	-	45,014	-
Operating income (loss)	(32,478)	4,508	(80,728)	14,722
Interest expense	(103)	(111)	(219)	(216)
Interest income	179	317	731	569
Income (loss) from discontinued operations before income taxes	(32,402)	4,714	(80,216)	15,075
Income tax benefit (expense)	(3,010)	(889)	645	(1,535)
Net income (loss) from discontinued operations before noncontrolling interests in discontinued operations	(35,412)	3,825	(79,571)	13,540
Net (income) loss attributable to redeemable noncontrolling interest	-	12	2,779	12
Net (income) loss attributable to noncontrolling interest	-	-	-	342
Net income (loss) from discontinued operations, net of tax	$(35,412)	$3,837	$(76,792)	$13,894

Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.

The Company and IMS entered into a transition services agreement, pursuant to which the Company and IMS provide certain services to each other through October 2024. For the three- and six-months periods ended June 30, 2024, the Company did not collect or pay any cash related to these activities, and does not expect to collect or pay any cash related to these activities during the term of this agreement.

For the three- and six-months periods ended June 30, 2024, there was a tax expense and tax benefit, respectively, in discontinued operations as a result of the (i) tax effect of a pre-tax loss, (ii) benefit related to disposal, and (iii) permanent items and state taxes related to the Disposition. For the three- and six-months periods ended June 30, 2023, there was a tax expense in discontinued operations as a result of the (i) tax effect of a pre-tax loss, (ii) benefit related to disposal, and (iii) permanent items and state taxes related to the Disposition.

As a result of the EGP disposition, the Company was required to repay $4.9 million of the outstanding principal under the 2023 Credit Facility, which represented approximately 2.5% of the total outstanding principal under the 2023 Credit Facility. The prepayment resulted in a de minimis amount of loss on debt extinguishment that was attributed to the discontinued operation. All historical interest expense associated with this prepayment was allocated to the discontinued operation.

Details of the assets and liabilities of discontinued operations were as follows:

December 31,
2023
ASSETS OF DISCONTINUED OPERATIONS
Current assets
Cash and cash equivalents	$38,341
Trade receivables	165,755
Prepaid expenses and other current assets	13,173
Total current assets of discontinued operations	217,269
Property and equipment, net	4,543
Intangible assets subject to amortization, net	44,684
Goodwill	39,998
Deferred income taxes	4,726
Operating leases right of use asset	1,073
Other assets	831
Noncurrent assets of discontinued operations	95,855
Total assets of discontinued operations	$313,124
LIABILITIES OF DISCONTINUED OPERATIONS
Current liabilities
Current maturities of long-term debt	$1,219
Accounts payable and accrued expenses	207,026
Operating lease liabilities	534
Total current liabilities of discontinued operations	208,779
Long-term debt, less current maturities	1,668
Long-term operating lease liabilities	487
Other long-term liabilities	18,385
Deferred income taxes	12,532
Noncurrent liabilities of discontinued operations	33,072
Total liabilities of discontinued operations	$241,851

The goodwill was allocated between the discontinued operations and the continuing operations based on the relative fair value of the components representing a business. Goodwill is not allocated to a portion of a reporting unit that does not meet the definition of a business.

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Six-Month Period
	Ended June 30,
	2024	2023
Depreciation and amortization	$3,958	$5,766
Impairment charge	$49,438	$-
Loss (gain) on the sale of assets/businesses	$45,014	$-
Change in fair value of contingent consideration	$(12,568)	$(3,663)
Non-cash stock-based compensation	$(544)	$914
Purchases of property and equipment	$81	$1,547

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

With the sale of our EGP business during the second quarter of 2024, as discussed in more detail under “Highlights and Recent Developments” below and in Note 8 to Notes to Condensed Consolidated Financial Statements, we identify ourselves as a media and advertising technology company.

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

Our advertising technology operations consist of:

•
Smadex, our programmatic ad purchasing platform, that enables customers, primarily mobile app developers, to purchase advertising electronically and manage data-driven targeted advertising campaigns to audiences around the globe; and
•
Adwake, our mobile growth solutions business, which provides managed services similar to Smadex, except our sales teams use third-party programmatic platforms.

For financial reporting purposes, we currently report in three segments based upon the type of advertising medium: digital, television and audio.

Our net revenue for the three-month period ended June 30, 2024 was $82.7 million. Of this amount, revenue generated by our digital segment accounted for approximately 50%, revenue generated by our television segment accounted for approximately 34%, and revenue generated by our audio segment accounted for approximately 16% of total revenue. Prior to the sale of our EGP business during the second quarter of 2024, our digital segment accounted for the majority of our revenue. With the sale of our EGP business, we anticipate that net revenue will be significantly lower in future periods, at least for the foreseeable future, the percentage of revenue contributed by our remaining digital operations will be significantly lower in future periods and, correspondingly, the percentage of revenue contributed by our media operations will be significantly higher in future periods. As a result, cash flow from operations will be materially and adversely affected in future periods.

Highlights and Recent Developments

As a result of the communication from Meta on March 4, 2024, that it intended to wind down its ASP program globally and end its relationship with all of its ASPs, including us, by July 1, 2024, we conducted a thorough review of our digital strategy, operations and cost structure, and during the second quarter of 2024 made the decision to dispose of the operations of EGP, our digital commercial partnerships business.

In furtherance of this decision, during the second quarter of 2024, we:

•
sold our 51% equity interest in Adsmurai back to its founders, terminated loans we had made previously to them in the principal amount of €12.3 million and terminated certain other agreements involving Adsmurai, for total consideration of €15.0 million (approximately $16.2 million on the date of the closing), of which amount €10.0 was paid at closing and €5.0 million will be paid within six months following the closing;
•
sold 100% of the issued and outstanding shares of stock of Jack of Digital back to its founder, for cash consideration of $0.1 million; and
•
sold substantially all of the rest of our EGP business to IMS, for cash consideration of $16.4 million.

We used some of the net proceeds of these dispositions to satisfy a remaining contingent liability owed to the founders of MediaDonuts in the amount of $6.5 million and made a mandatory prepayment in the amount of $4.9 million under the terms of our 2023 Credit Facility. We made certain additional prepayments in the aggregate amount of $5.1 million during the second quarter of 2024 under the terms of our 2023 Credit Facility.

We believe that the disposition of our digital commercial partnerships business will allow us to enhance our strategic focus on our media business and our advertising technology business. We intend to continue to monitor our business operations and may make further adjustments if we believe that is appropriate, although we can provide no assurance that we will be successful in any such endeavors.

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

Three- and Six-Month Periods Ended June 30, 2024 and 2023

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Statements of Operations Data:
Net Revenue	$82,654	$73,719	12%	$160,830	$141,366	14%

Cost of revenue - digital	24,424	19,649	24%	47,082	36,516	29%
Direct operating expenses	31,756	28,856	10%	63,557	55,458	15%
Selling, general and administrative expenses	14,363	12,610	14%	28,697	25,417	13%
Corporate expenses	10,811	12,042	(10)%	23,059	22,544	2%
Depreciation and amortization	4,428	3,713	19%	9,167	7,214	27%
Change in fair value of contingent consideration	240	21	1043%	20	721	(97)%
Foreign currency (gain) loss	(24)	792	*	241	1,006	(76)%
	85,998	77,683	11%	171,823	148,876	15%
Operating income (loss)	(3,344)	(3,964)	(16)%	(10,993)	(7,510)	46%
Interest expense	(4,118)	(4,195)	(2)%	(8,561)	(8,118)	5%
Interest income	577	720	(20)%	1,155	1,328	(13)%
Dividend income	-	14	(100)%	10	32	(69)%
Realized gain (loss) on marketable securities	4	(29)	*	(109)	(61)	79%
Loss on debt extinguishment	(51)	-	*	(91)	(1,556)	(94)%
Income before income (loss) taxes	(6,932)	(7,454)	(7)%	(18,589)	(15,885)	17%
Income tax benefit (expense)	10,664	1,628	555%	14,811	2,043	625%
Net income (loss) from continuing operations	3,732	(5,826)	*	(3,778)	(13,842)	*
Net income (loss) from discontinued operations, net of tax	(35,412)	3,837	*	(76,792)	13,894	*
Net income (loss) attributable to common stockholders	$(31,680)	$(1,989)	1493%	$(80,570)	$52	*

Other Data:
Capital expenditures	$1,723	$5,783		3,793	13,689
Net cash provided by operating activities				51,071	47,091
Net cash provided by (used in) investing activities				(26,937)	(12,103)
Net cash provided by (used in) financing activities				(44,726)	(46,092)

Consolidated Operations

Net Revenue. Net revenue increased to $82.7 million for the three-month period ended June 30, 2024 from $73.7 million for the three-month period ended June 30, 2023. This increase was primarily attributable to an increase of $10.8 million in advertising revenue from our digital segment, partially offset by decreases of $1.4 million and $0.5 million in advertising revenue from our television and audio segments, respectively.

Net revenue increased to $160.8 million for the six-month period ended June 30, 2024 from $141.4 million for the six-month period ended June 30, 2023. This increase was primarily attributable to an increase of $23.9 million in advertising revenue from our digital segment, partially offset by decreases of $3.1 million and $1.3 million in advertising revenue from our television and audio segments, respectively.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $24.4 million for the three-month period ended June 30, 2024 from $19.6 million for the three-month period ended June 30, 2023, primarily due to the increase in digital advertising revenue.

Cost of revenue in our digital segment increased to $47.1 million for the six-month period ended June 30, 2024 from $36.5 million for the six-month period ended June 30, 2023, primarily due to the increase in digital advertising revenue.

Direct Operating Expenses. Direct operating expenses increased to $31.8 million for the three-month period ended June 30, 2024, from $28.9 million for the three-month period ended June 30, 2023. This increase was primarily attributable to an increase of $1.4 million in direct operating expenses in our digital segment and $1.9 million in direct operating expenses in our television segment, partially offset by a decrease of $0.4 million in direct operating expenses in our audio segment.

Direct operating expenses increased to $63.6 million for the six-month period ended June 30, 2024, from $55.5 million for the six-month period ended June 30, 2023. This increase was primarily attributable to an increase of $3.6 million in direct operating expenses in our digital segment, $4.1 million in direct operating expenses in our television segment, and $0.4 million in direct operating expenses in our audio segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $14.4 million for the three-month period ended June 30, 2024 from $12.6 million for the three-month period ended June 30, 2023. This increase was primarily attributable to an increase of $1.5 million in selling, general and administrative expenses in our digital segment and $0.8 million in selling, general and administrative expenses in our television segment, partially offset by a decrease of $0.6 million in selling, general and administrative expenses in our audio segment.

Selling, general and administrative expenses increased to $28.7 million for the six-month period ended June 30, 2024 from $25.4 million for the six-month period ended June 30, 2023. This increase was primarily attributable to an increase of $3.0 million in selling, general and administrative expenses in our digital segment and $1.5 million in selling, general and administrative expenses in our television segment, partially offset by a decrease of $1.2 million in selling, general and administrative expenses in our audio segment.

Corporate Expenses. Corporate expenses decreased to $10.8 million for the three-month period ended June 30, 2024 from $12.0 million for the three-month period ended June 30, 2023. This decrease was primarily due to a decrease of $1.9 million in professional services expense, and a decrease of $0.5 million in non-cash stock-based compensation, partially offset by an increase of $1.1 million in severance expense.

Corporate expenses increased to $23.1 million for the six-month period ended June 30, 2024 from $22.5 million for the six-month period ended June 30, 2023. This increase was primarily due to an increase of $1.1 million in severance expense, an increase of $1.0 million in non-cash stock-based compensation, and an increase of $0.7 million in salaries, partially offset by a decrease of $2.2 million in professional services expense.

Depreciation and amortization increased to $4.4 million for the three-month period ended June 30, 2024 compared to $3.7 million for the three-month period ended June 30, 2023. Of this increase, $0.3 million was attributable to the acquisition of BCNMonetize, which did not fully contribute to our financial results in the comparable prior period, and $0.4 million was attributable to depreciation expense related to our new corporate headquarters.

Depreciation and amortization increased to $9.2 million for the six-month period ended June 30, 2024 compared to $7.2 million for the six-month period ended June 30, 2023. Of this increase, $1.0 million was attributable to the acquisition of BCNMonetize, which did not fully contribute to our financial results in the comparable prior period, and $0.9 million was attributable to depreciation expense related to our new corporate headquarters.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to the acquisition of BCNMonetize, we recognized an expense of $0.2 million and a de minimis amount for the three-month periods ended June 30, 2024 and 2023, respectively.

As a result of the change in fair value of the contingent consideration, we recognized a de minimis amount related to the acquisition of BCNMonetize for the six-month period ended June 30, 2024, and we recognized an expense of $0.7 million related to a previous acquisition for the six-month period ended June 30, 2023.

Foreign currency (gain) loss. We had a de minimis amount of foreign currency gain for the three-month period ended June 30, 2024 compared to a foreign currency loss of $0.8 million for the three-month period ended June 30, 2023. Foreign currency gains and losses are primarily due to currency fluctuations that affect our digital segment operations located outside the United States.

We had a foreign currency loss of $0.2 million for the six-month period ended June 30, 2024 compared to a foreign currency loss of $1.0 million for the six-month period ended June 30, 2023. Foreign currency gains and losses are primarily due to currency fluctuations that affect our digital segment operations located outside the United States.

Interest Expense, net. Interest expense, net remained constant at $3.5 million for each of the three-month periods ended June 30, 2024 and 2023.

Interest expense, net increased to $7.4 million for the six-month period ended June 30, 2024 from $6.8 million for the six-month period ended June 30, 2023. This increase was primarily due to a higher interest rate on our debt and a lower interest income.

Gain (loss) on debt extinguishment. We recorded a loss on debt extinguishment of $0.1 million for the three-month period ended June 30, 2024 due to a prepayment of $10.0 million of our 2023 Credit Facility.

We recorded a loss on debt extinguishment of $0.1 million for the six-month period ended June 30, 2024 due to prepayments totaling $20.0 million of our 2023 Credit Facility. We recorded a loss on debt extinguishment of $1.6 million for the six-month period ended June 30, 2023 due to the refinancing of our previous credit facility with our 2023 Credit Facility.

Realized gain (loss) on marketable securities. For each of the three-month periods ended June 30, 2024 and 2023 we recorded a de minimis amount of realized gain and loss, respectively, related to our available for sale securities.

For each of the six-month periods ended June 30, 2024 and 2023 we recorded $0.1 million of realized loss, related to our available for sale securities.

Income Tax Expense or Benefit. Income tax benefit for the three-month period ended June 30, 2024 was $10.7 million. The effective tax rate for the three-month period ended June 30, 2024 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, changes in the fair value of the contingent consideration liability, goodwill impairment, and non-taxable non-territorial income. Income tax benefit for the three-month period ended June 30, 2023 was $1.6 million. The effective tax rate for the three-month period ended June 30, 2023 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income.

Income tax benefit for the six-month period ended June 30, 2024 was $14.8 million. The effective tax rate for the six-month period ended June 30, 2024 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, changes in the fair value of the contingent consideration liability, goodwill impairment, and non-taxable non-territorial income. Income tax benefit for the six-month period ended June 30, 2023 was $2.0 million. The effective tax rate for the six-month period ended June 30, 2023 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of certain of our digital operations and certain U.S. Foreign Tax Credit carryovers. As a result of historical losses from our digital operations primarily in Spain, Uruguay, Mexico and Argentina, certain U.S. Foreign Tax Credit carryovers and capital losses due to sale of subsidiaries management has determined that it is more likely than not that deferred tax assets of $31.3 million at June 30, 2024 will not be realized and therefore we have established a valuation allowance in that amount on those assets.

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

Segment Operations

Digital

Net Revenue. Net revenue in our digital segment increased to $41.1 million for the three-month period ended June 30, 2024 from $30.2 million for the three-month period ended June 30, 2023. The increase was primarily due to increases in advertising revenue from Smadex.

Net revenue in our digital segment increased to $79.3 million for the six-month period ended June 30, 2024 from $55.4 million for the six-month period ended June 30, 2023. The increase was primarily due to increases in advertising revenue from Smadex.

Cost of revenue. Cost of revenue in our digital segment increased to $24.4 million for the three-month period ended June 30, 2024 from $19.6 million for the three-month period ended June 30, 2023, primarily due to the increase in advertising revenue.

Cost of revenue in our digital segment increased to $47.1 million for the six-month period ended June 30, 2024 from $36.5 million for the six-month period ended June 30, 2023, primarily due to the increase in advertising revenue.

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

Direct operating expenses. Direct operating expenses in our digital segment increased to $7.4 million for the three-month period ended June 30, 2024 from $6.1 million for the three-month period ended June 30, 2023, primarily due to an increase in cloud infrastructure expenses associated with the increase in digital advertising revenue.

Direct operating expenses in our digital segment increased to $14.4 million for the six-month period ended June 30, 2024 from $10.8 million for the six-month period ended June 30, 2023, primarily due to an increase of $2.6 million in cloud infrastructure expenses and an increase of $1.0 million in salaries associated with the increase in digital advertising revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $5.4 million for the three-month period ended June 30, 2024, from $3.8 million for the three-month period ended June 30, 2023, primarily due to an increase in salaries.

Selling, general and administrative expenses in our digital segment increased to $10.3 million for the six-month period ended June 30, 2024, from $7.4 million for the six-month period ended June 30, 2023, primarily due to an increase in salaries.

Television

Net Revenue. Net revenue in our television segment decreased to $28.6 million for the three-month period ended June 30, 2024 from $29.9 million for the three-month period ended June 30, 2023. This decrease was primarily due to a decrease of $1.5 million in advertising revenue, a decrease of $0.5 million in spectrum usage rights revenue and a decrease of $0.5 million in retransmission consent revenue, partially offset by an increase of $1.2 million in political advertising revenue.

Net revenue in our television segment decreased to $57.1 million for the six-month period ended June 30, 2024 from $60.3 million for the six-month period ended June 30, 2023. This decrease was primarily due to a decrease of $2.8 million in advertising revenue, a decrease of $0.8 million in spectrum usage rights revenue and a decrease of $1.0 million in retransmission consent revenue, partially offset by an increase of $1.4 million in political advertising revenue.

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

Direct Operating Expenses. Direct operating expenses in our television segment increased to $17.0 million for the three-month period ended June 30, 2024 from $15.0 million for the three-month period ended June 30, 2023, primarily due to an increase in salaries, primarily associated with the expansion of our news programming in anticipation of this year's election cycle.

Direct operating expenses in our television segment increased to $33.9 million for the six-month period ended June 30, 2024 from $29.8 million for the six-month period ended June 30, 2023, primarily due to an increase of $3.6 million in salaries, primarily associated with the expansion of our news programming in anticipation of this year's election cycle, and $0.2 million in programming fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.7 million for the three-month period ended June 30, 2024 from $4.8 million for the three-month period ended June 30, 2023, primarily due to an increase in salaries and other employee benefits.

Selling, general and administrative expenses in our television segment decreased to $11.7 million for the six-month period ended June 30, 2024 from $10.2 million for the three-month period ended June 30, 2023, primarily due to an increase in salaries and other employee benefits.

Audio

Net Revenue. Net revenue in our audio segment decreased to $13.0 million for the three-month period ended June 30, 2024 from $13.5 million for the three-month period ended June 30, 2023. This decrease was primarily due to a decrease of $0.8 million in advertising revenue, partially offset by an increase of $0.3 million in political advertising revenue.

Net revenue in our audio segment decreased to $24.4 million for the six-month period ended June 30, 2024 from $25.8 million for the six-month period ended June 30, 2023. This decrease was primarily due to a decrease of $1.9 million in advertising revenue, partially offset by an increase of $0.5 million in political advertising revenue.

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

Direct Operating Expenses. Direct operating expenses in our audio segment decreased to $7.4 million for the three-month period ended June 30, 2024 from $7.8 million for the three-month period ended June 30, 2023, primarily due to a decrease of $0.7 million in expenses associated with the decrease in advertising revenue, partially offset by an increase of $0.2 million in ratings services expense.

Direct operating expenses in our audio segment increased to $15.3 million for the six-month period ended June 30, 2024 from $14.9 million for the six-month period ended June 30, 2023, primarily due to an increase of $0.4 million in salaries expense and $0.4 million in ratings services expense, partially offset by a decrease of $0.5 million in expenses associated with the decrease in advertising revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our audio segment decreased to $3.3 million for the three-month period ended June 30, 2024 from $4.0 million for the three-month period ended June 30, 2023, primarily due to a decrease in rent expense.

Selling, general and administrative expenses in our audio segment decreased to $6.7 million for the six-month period ended June 30, 2024 from $7.9 million for the six-month period ended June 30, 2023, primarily due to a decrease in rent expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net loss attributable to common stockholders of $15.4 million for the year ended December 31, 2023, and net income attributable to common stockholders of $18.1 million and $29.3 million for the years ended December 31, 2022 and 2021, respectively. We had positive cash flow from operations of $75.2 million, $78.9 million and $65.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. We had positive cash flow from operations of $51.1 million for the six-month period ended June 30, 2024. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $85.1 million, and available for sale marketable securities in the additional amount of $3.2 million, as of June 30, 2024. Our liquidity is not materially affected by the amounts held in accounts outside the United States.

On March 4, 2024, we received a communication from Meta that it intended to wind down its authorized sales partner, or ASP, program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. As a result, we conducted a thorough review of our digital strategy, operations and cost structure, and during the second quarter of 2024 made the decision to dispose of the operations of EGP, our digital commercial partnerships business, which was completed during the second quarter of 2024.

We expect that the disposition of our EGP business, the largest business unit of our digital segment, will have a material effect on our results of operations in that total revenue from our digital segment is expected to be significantly lower than it was prior to the disposition of our EGP business. Additionally, cash flow from operations will be materially and adversely affected in future periods, which could also adversely affect our liquidity. To the extent that our then current liquidity is insufficient to fund our business activities or if we do not remain in compliance with our financial covenants under the 2023 Credit Agreement, whether as a direct or indirect result of the disposition of our EGP business or otherwise, we may be required to seek additional equity or debt financing in the future to satisfy capital requirements. There is no guarantee that any such capital would be available to us on favorable terms, or at all. The failure to obtain any required capital could have a material adverse effect on our operations and financial condition.

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

In June 2024, we made an additional prepayment of $10.0 million, of which $4.9 million was a mandatory prepayment as a result of the EGP disposition. The prepayment was applied to the quarterly principal payments in 2025 under the Term A Facility.

Consolidated EBITDA

Consolidated EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated EBITDA is net income (loss) attributable to common stockholders.

We use the term “consolidated EBITDA” because that term is defined in our 2023 Credit Agreement. Under the terms of our 2023 Credit Agreement, consolidated EBITDA is a measure that governs several critical aspects of our 2023 Credit Facility, including, among other things, financial covenants with which we must comply and financial ratios which we must maintain in order to borrow funds needed for the operation of our business and with respect to the interest rates that we pay on our 2023 Credit Facility. For example, our 2023 Credit Agreement contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $50.0 million of unrestricted cash) to trailing-twelve-month consolidated EBITDA, affects both our ability to borrow from our Revolving Credit Facility and our applicable margin for the interest rate calculation. Under our 2023 Credit Agreement, our maximum total leverage ratio may not exceed 3.25 to 1.00. In addition, our 2023 Credit Agreement contains an interest coverage ratio financial covenant (calculated as set forth in the 2023 Credit Agreement), with a minimum permitted ratio of 3.00 to 1.00.

Therefore, we believe that it is important to disclose consolidated EBITDA to our investors to understand our compliance with these, and certain other, terms of our 2023 Credit Agreement. While many in the financial community and we consider consolidated EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance and liquidity prepared in accordance with accounting principles generally accepted in the United States of America, such as operating income (loss), net income (loss) and cash flows from operating activities. Consolidated EBITDA has certain limitations because it excludes and includes several important financial line items as noted above. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated EBITDA is also used to make executive compensation decisions.

A reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measure follows (in thousands):

	Six-Month Period
	Ended June 30,
	2024	2023
Net income (loss) attributable to common stockholders	$(80,570)	$52
Net income (loss) attributable to redeemable noncontrolling interest - discontinued operations	(2,779)	(12)
Net income (loss) attributable to noncontrolling interest - discontinued operations	—	(342)
Interest expense	8,561	8,118
Interest expense - discontinued operations	219	216
Interest income	(1,155)	(1,328)
Interest income - discontinued operations	(731)	(569)
Dividend income	(10)	(32)
Realized gain (loss) on marketable securities	109	61
(Gain) loss on debt extinguishment	91	1,556
Income tax expense	(14,811)	(2,043)
Income tax expense - discontinued operations	(645)	1,535
Amortization of syndication contracts	227	240
Payments on syndication contracts	(229)	(241)
Non-cash stock-based compensation	8,734	10,021
Depreciation and amortization	9,167	7,214
Depreciation and amortization - discontinued operations	3,958	5,766
Change in fair value of contingent consideration	20	721
Change in fair value of contingent consideration - discontinued operations	(12,568)	(3,663)
Impairment charge - discontinued operations	49,438	—
Non-recurring cash severance and restructuring charge	3,127	612
Other operating (gain) loss - discontinued operations	45,014	—
EBITDA attributable to redeemable noncontrolling interest - discontinued operations	(167)	(417)
EBITDA attributable to noncontrolling interest - discontinued operations	—	(230)
Consolidated EBITDA (1)	$15,000	$27,235
(1)
Consolidated EBITDA is presented in accordance with the definition provided in our 2023 Credit Facility.

Cash Flow

Net cash flow provided by operating activities was $51.1 million for the six-month period ended June 30, 2024, compared to $47.1 million for the three-month period ended June 30, 2023. The increase in cash flow from operating activities was primarily due to net changes in our working capital of $29.9 million for the six-months periods ended June 30, 2024 compared to $25.7 million for the six-months periods ended June 30, 2023. The net changes in working were primarily due to the timing of cash payments to publishers in the EGP business and timing of collections in the EGP business. The increase in cash flow provided by operating activities was partially offset by a decrease in net income after adjusting for non-cash items. Significant non-cash items in the six-month period ended June 30, 2024 included the loss on sale related to the EGP business of $45.0 million, impairment charges of $49.4 million, depreciation and amortization expense of $13.1 million, non-cash stock based compensation of $8.7 million, and income related to the change in fair value of contingent consideration of $12.5 million. Significant non-cash items in the six-month period ended June 30, 2023 included depreciation and amortization expense of $13.0 million, non-cash stock based compensation of $10.0 million, and income related to the change in fair value of contingent consideration of $2.9 million. We expect to have positive cash flow from operating activities for the 2024 year.

Net cash flow used in investing activities was $26.9 million for the six-month period ended June 30, 2024, compared to $12.1 million for the six-month period ended June 30, 2023. The increase in cash flow used in investing activities was primarily due to net cash divested in the sale of the EGP business of $43.0 million for the six-month period ended June 30, 2024 compared to $6.9 million spent on the purchase of businesses for the six-month period ended June 30, 2023, and a reduction in proceeds from the sale of marketable securities to $10.0 million for the six-month period ended June 30, 2024 compared to $28.1 million for the six-month period ended June 30, 2023. The increase in cash flow used in operating activities was partially offset by a reduction in capital expenditures to $4.7 million for the six-month period ended June 30, 2024 compared to $14.9 million for the six-month period ended June 30, 2023 as a result of the build out of our corporate headquarters in the prior year period, no spend on purchases of marketable securities for the six-month period ended June 30, 2024 compared to $10.2 million for the six-month period ended June 30, 2023, and proceeds from a loan receivable associated with the sale of the EGP business of $10.7 million for the six-month period ended June 30, 2024 compared to the issuance of a loan receivable of $8.1 million for the six-month period ended June 30, 2023. We anticipate that our capital expenditures will be approximately $7.0 million during the full year 2024. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $44.7 million for the six-month period ended June 30, 2024, compared to $46.1 million for the six-month period ended June 30, 2023. The decrease in cash flow used in financing activities was primarily due to payments of contingent consideration of $14.3 million for the six-month period ended June 30, 2024 compared to $31.7 million for the six-month period ended June 30, 2023, distributions to noncontrolling interest of $1.1 million for the six-month period ended June 30, 2024 compared to $3.4 million for the six-month period ended June 30, 2023, and payments of $1.8 million of debt issuance costs for the six-month period ended June 30, 2023 as a result of the refinancing of our credit facility. The decrease in cash flow used in financing activities was partially offset by $20.0 million of debt prepayments during the six-month period ended June 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may affect our financial position, results of operations and/or cash flows due to adverse changes in the financial markets. We are also exposed to market risk from changes in the base rates on our 2023 Credit Facility.

Interest Rates

As of June 30, 2024, we had $187.8 million of variable rate bank debt outstanding under our 2023 Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio (as defined in the 2023 Credit Agreement) or (ii) the Base Rate (as defined in the 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the SOFR were to increase by a hypothetical 100 basis points, or one percentage point, from its June 30, 2024 level, our annual interest expense would increase and cash flow from operations would decrease by $1.9 million based on the outstanding balance of our term loan as of June 30, 2024.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our continuing digital operations, and expect a portion of our future revenues will be denominated in currencies other than the U.S. dollar. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2024 would not be material to our consolidated results of operations or overall financial condition.

Our operating expenses are primarily denominated in U.S. dollars. In addition, certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, primarily Spain. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

In addition, currency fluctuations or a weakening U.S. dollar can increase the amount of operating expense of our international operations, which are primarily related to our continuing digital operations. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations historically have not had a material effect on our operating results and cash flows.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

3.1(1)	Fourth Amended and Restated Certificate of Incorporation

10.1(2)	Entravision Communications Corporation Amended and Restated 2004 Equity Incentive Plan

10.2(2)	Entravision Communications Corporation 2024 Employee Stock Purchase Plan

10.3(3)	Equity Purchase Agreement by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation (solely for purposes of Section 6.2) and IMS Internet Media Services, Inc.

10.4(3)

Assignment, Assumption and Release Agreement by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation, IMS Internet Media Services, Inc. and the MediaDonuts seller parties thereto

10.5(4)	Share Purchase Agreement by and among Entravision Communications Corporation, the buying stockholder parties thereto, and Adsmurai, S.L.

10.6*	Executive Compensation Letter Agreement effective as of March 15, 2024 by and between the Company and Mark Boelke

10.7*	Participation Agreement effective as of March 18, 2024 by and between the Company and Mark Boelke

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

† Management contract or compensatory plan, contract or arrangement.

(1) Incorporation by reference from our Registration Statement on Form S-8, No. 333-280534, filed with the SEC on June 27, 2024.

(2) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 5, 2024.

(3) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 14, 2024.

(4) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 7 2024.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ MARK BOELKE
Mark Boelke Chief Financial Officer and Treasurer

Date: August 8, 2024