Form 10-Q
period 2024-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2024-11-07
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

Yes ☐ No ☒

As of November 4, 2024, there were 80,634,381 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023	4
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023	5
	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023	6
	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023	7
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023	9
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37
ITEM 4.	CONTROLS AND PROCEDURES	37
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	38
ITEM 1A.	RISK FACTORS	38
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	38
ITEM 4.	MINE SAFETY DISCLOSURES	38
ITEM 5.	OTHER INFORMATION	38
ITEM 6.	EXHIBITS	39

GENERAL NOTE

As discussed in more detail throughout this report, during the second quarter of 2024 we sold our Entravision Global Partners, or EGP, business. Unless the context indicates otherwise, references throughout this report to discontinued operations refer to EGP prior to its sale.

With the sale of our EGP business, we identify ourselves and operate as a media and advertising technology company. As a result, effective July 1, 2024, we have realigned our operating segments into two segments – media and advertising technology & services – consistent with our current operational and management structure. Our media segment consists of sales of advertising through various media, including television, radio and digital. We own and/or operate 49 primary television stations and 44 radio stations (37 FM and 7 AM), reaching and engaging U.S. Latinos. Our advertising technology & services segment consists of Smadex, our programmatic ad purchasing platform, and Adwake, which includes BCNMonetize, our mobile growth solutions business. Our reportable segments are the same as our operating segments. Prior periods have been recast to conform to this presentation throughout this report.

See “Management’s Discussion and Analysis of Results of Operations” and Note 2 to Notes to Condensed Consolidated Financial Statements.

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

•
the impact of changing preferences among U.S. Latino audiences for Spanish-language programming, especially among younger age groups;
•
the success of our emphasis on local news, including, but not limited to, the impact such effort may have in generating political advertising revenue in 2024;
•
our relationship with TelevisaUnivision, Inc., or TelevisaUnivision;
•
the extent to which we continue to generate revenue under retransmission consent agreements and spectrum usage rights;
•
the risk of impairment of our assets;
•
the impact of a strengthening U.S. dollar on our overseas operations, including but not limited to our exposure between the time that we invoice in local currency and deposit the related collections into U.S. dollar-denominated accounts; and
•
legal, political and other risks associated with our operations located outside the United States.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$90,258	$67,398
Marketable securities	2,826	13,172
Restricted cash	783	770
Trade receivables, (including related parties of $5,457 and $10,051) net of allowance for doubtful accounts of $2,675 and $2,399	69,758	70,082
Assets held for sale	-	301
Prepaid expenses and other current assets (including related parties of $274 and $274)	31,763	16,863
Current assets of discontinued operations	-	217,269
Total current assets	195,388	385,855
Property and equipment, net of accumulated depreciation of $162,929 and $189,708	61,297	66,932
Intangible assets subject to amortization, net of accumulated amortization of $61,856 and $59,647 (including related parties of $2,089 and $2,785)	4,890	7,100
Intangible assets not subject to amortization	195,174	195,174
Goodwill	50,673	50,674
Deferred income taxes	87	265
Operating leases right of use asset	41,742	42,868
Other assets	8,007	21,223
Noncurrent assets of discontinued operations	-	95,855
Total assets	$557,258	$865,946
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$-	$8,750
Accounts payable and accrued expenses (including related parties of $1,934 and $1,071)	64,528	47,776
Operating lease liabilities	7,740	6,748
Current liabilities of discontinued operations	-	208,779
Total current liabilities	72,268	272,053
Long-term debt, less current maturities, net of unamortized debt issuance costs of $848 and $1,116	186,902	197,884
Long-term operating lease liabilities	43,171	45,178
Other long-term liabilities	4,443	4,624
Deferred income taxes	43,111	46,849
Noncurrent liabilities of discontinued operations	-	33,072
Total liabilities	349,895	599,660
Commitments and contingencies (note 6)
Redeemable noncontrolling interest - discontinued operations	-	43,758
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at September 30, 2024 80,634,381 and December 31, 2023 80,150,506	8	8
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at September 30, 2024 and December 31, 2023 9,352,729	1	1
Additional paid-in capital	820,491	743,246
Accumulated deficit	(612,362)	(519,812)
Accumulated other comprehensive income (loss)	(775)	(915)
Total stockholders' equity	207,363	222,528
Total liabilities, redeemable noncontrolling interest and equity	$557,258	$865,946

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net Revenue	$97,156	$77,420	$257,986	$218,787
Expenses:
Cost of revenue	26,801	21,393	73,883	57,910
Direct operating expenses (including related parties of $2,612, $1,523, $5,573 and $4,487) (including non-cash stock-based compensation of $2,128, $2,346, $5,011 and $6,014)	35,617	28,702	99,174	84,160
Selling, general and administrative expenses	17,112	11,946	45,809	37,363
Corporate expenses (including non-cash stock-based compensation of $1,560, $4,395, $7,956 and $9,835)	6,930	13,292	29,989	35,836
Depreciation and amortization (including related parties of $232, $232, $696 and $696)	3,882	4,733	13,049	11,948
Change in fair value of contingent consideration	(650)	(100)	(630)	621
Impairment charge	-	989	-	989
Foreign currency (gain) loss	(121)	269	120	1,274
Operating income (loss)	7,585	(3,804)	(3,408)	(11,314)
Interest expense	(4,087)	(4,346)	(12,648)	(12,464)
Interest income	646	1,068	1,801	2,396
Dividend income	-	-	10	32
Realized gain (loss) on marketable securities	(1)	(33)	(110)	(94)
Gain (loss) on debt extinguishment	-	-	(91)	(1,556)
Income (loss) from continuing operations before income taxes	4,143	(7,115)	(14,446)	(23,000)
Income tax benefit (expense)	(14,984)	1,012	(173)	3,055
Net income (loss) from continuing operations	(10,841)	(6,103)	(14,619)	(19,945)
Net income (loss) from discontinued operations, net of tax	(1,139)	8,822	(77,931)	22,716
Net income (loss) attributable to common stockholders	$(11,980)	$2,719	$(92,550)	$2,771
Basic and diluted earnings per share:
Net income (loss) per share from continuing operations, basic and diluted	$(0.12)	$(0.07)	$(0.16)	$(0.23)

Net income (loss) per share from discontinued operations, basic and diluted	$(0.01)	$0.10	$(0.87)	$0.26

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.13)	$0.03	$(1.03)	$0.03

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Weighted average common shares outstanding, basic and diluted	89,987,110	87,995,567	89,776,075	87,803,770

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$(11,980)	$2,719	$(92,550)	$2,771
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	1	(408)	8	(463)
Change in fair value of marketable securities	33	17	132	244
Total other comprehensive income (loss)	34	(391)	140	(219)
Comprehensive income (loss) attributable to common stockholders	$(11,946)	$2,328	$(92,410)	$2,552

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares		Common Stock				Accumulated
					Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2023	80,150,506	9,352,729	$8	$1	$743,246	$(519,812)	$(915)	$-	$222,528
Issuance of common stock upon exercise of stock options or awards of restricted stock units	224,369	-	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(490)	-	-	-	(490)
Stock-based compensation expense	-	-	-	-	5,447	-	-	-	5,447
Dividends paid	-	-	-	-	(4,476)	-	-	-	(4,476)
Dividends equivalents payable	-	-	-	-	(388)	-	-	-	(388)
Change in fair value of marketable securities	-	-	-	-	-	-	15	-	15
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	84	-	84
Foreign currency translation gain (loss)	-	-	-	-	-	-	(295)	-	(295)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(48,890)	-	-	(48,890)
Balance, March 31, 2024	80,374,875	9,352,729	8	1	743,339	(568,702)	(1,111)	-	173,535
Issuance of common stock upon exercise of stock options or awards of restricted stock units	259,506	-	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(273)	-	-	-	(273)
Stock-based compensation expense	-	-	-	-	3,287	-	-	-	3,287
Dividend paid	-	-	-	-	(4,496)	-	-	-	(4,496)
Dividends equivalents payable	-	-	-	-	(170)	-	-	-	(170)
Change in fair value of marketable securities	-	-	-	-	-	-	4	-	4
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(4)	-	(4)
Foreign currency translation gain (loss)	-	-	-	-	-	-	302	-	302
Accounting for discontinued operations	-	-	-	-	79,903	-	-	-	79,903
Net income (loss) attributable to common stockholders	-	-	-	-	-	(31,680)	-	-	(31,680)
Balance, June 30, 2024	80,634,381	9,352,729	8	1	821,590	(600,382)	(809)	-	220,408
Stock-based compensation expense	-	-	-	-	3,688	-	-	-	3,688
Dividends paid	-	-	-	-	(4,499)	-	-	-	(4,499)
Dividends equivalents payable	-	-	-	-	(288)	-	-	-	(288)
Change in fair value of marketable securities	-	-	-	-	-	-	32	-	32
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	1	-	1
Foreign currency translation gain (loss)	-	-	-	-	-	-	1	-	1
Net income (loss) attributable to common stockholders	-	-	-	-	-	(11,980)	-	-	(11,980)
Balance, September 30, 2024	80,634,381	9,352,729	$8	$1	$820,491	$(612,362)	$(775)	$-	$207,363

	Number of Common Shares		Common Stock				Accumulated
					Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2022	78,172,827	9,352,729	$8	$1	$776,298	$(504,375)	$(1,510)	$14,947	$285,369
Issuance of common stock upon exercise of stock options or awards of restricted stock units	164,474	-	-	-	313	-	-	-	313
Tax payments related to shares withheld for share-based compensation plans	19,189	-	-	-	(80)	-	-	-	(80)
Stock-based compensation expense	-	-	-	-	4,053	-	-	-	4,053
Dividends paid	-	-	-	-	(4,386)	-	-	-	(4,386)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(546)	(546)
Change in fair value of marketable securities	-	-	-	-	-	-	103	-	103
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	23	-	23
Foreign currency translation gain (loss)	-	-	-	-	-	-	16	-	16
Net income (loss) attributable to common stockholders	-	-	-	-	-	2,041	-	(342)	1,699
Balance, March 31, 2023	78,356,490	9,352,729	8	1	776,198	(502,334)	(1,368)	14,059	286,564
Issuance of common stock upon exercise of stock options or awards of restricted stock units	260,527	-	-	-	241	-	-	-	241
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(15)	-	-	-	(15)
Stock-based compensation expense	-	-	-	-	5,968	-	-	-	5,968
Dividend paid	-	-	-	-	(4,396)	-	-	-	(4,396)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(3,810)	(3,810)
Change in fair value of marketable securities	-	-	-	-	-	-	79	-	79
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	22	-	22
Foreign currency translation gain (loss)	-	-	-	-	-	-	(71)	-	(71)
Acquisition of noncontrolling interest	-	-	-	-	(750)	-	-	(624)	(1,374)
Accounting for Adsmurai transaction	-	-	-	-	(37,675)	-	-	(9,625)	(47,300)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(1,989)	-	-	(1,989)
Balance, June 30, 2023	78,617,017	9,352,729	8	1	739,571	(504,323)	(1,338)	-	233,919
Issuance of common stock upon exercise of stock options or awards of restricted stock units	26,995	-	-	-	(63)	-	-	-	(63)
Stock-based compensation expense	-	-	-	-	7,032	-	-	-	7,032
Dividends paid	-	-	-	-	(4,400)	-	-	-	(4,400)
Dividends payable	-	-	-	-	(100)	-	-	-	(100)
Change in fair value of marketable securities	-	-	-	-	-	-	(11)	-	(11)
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	28	-	28
Foreign currency translation gain (loss)	-	-	-	-	-	-	(408)	-	(408)
Net income (loss) attributable to common stockholders	-	-	-	-	-	2,719	-	-	2,719
Balance, September 30, 2023	78,644,012	9,352,729	$8	$1	$742,040	$(501,604)	$(1,729)	$-	$238,716

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(92,550)	$2,771
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,007	20,336
Impairment charge	49,438	989
Deferred income taxes	(3,286)	(169)
Non-cash interest	223	264
Amortization of syndication contracts	339	358
Payments on syndication contracts	(337)	(366)
Non-cash stock-based compensation	12,422	17,053
(Gain) loss on marketable securities	110	94
(Gain) loss on disposal of property and equipment	206	(11)
Loss (gain) on the sale of businesses	45,139	-
(Gain) loss on debt extinguishment	91	1,556
Change in fair value of contingent consideration	(13,198)	(8,939)
Net income (loss) attributable to redeemable noncontrolling interest - discontinued operations	(2,779)	1
Net income (loss) attributable to noncontrolling interest - discontinued operations	-	(342)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	10,611	16,261
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	(1,928)	(7,199)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	40,414	26,460
Net cash provided by operating activities	61,922	69,117
Cash flows from investing activities:
Proceeds from sale of businesses, net of cash divested	(42,967)	83
Purchases of property and equipment	(6,289)	(19,881)
Purchase of a business, net of cash acquired	-	(6,930)
Purchases of marketable securities	-	(11,355)
Proceeds from sale of marketable securities	10,381	38,093
Proceeds from loan receivable	10,748	-
Purchases of investments	-	(300)
Issuance of loan receivable	-	(13,636)
Net cash provided by (used in) investing activities	(28,127)	(13,926)
Cash flows from financing activities:
Proceeds from stock option exercises	-	554
Tax payments related to shares withheld for share-based compensation plans	(27)	(158)
Payments on debt	(20,275)	(214,495)
Dividends paid	(13,471)	(13,182)
Distributions to noncontrolling interest	(1,078)	(3,380)
Payment of contingent consideration	(14,300)	(35,113)
Principal payments under finance lease obligation	(110)	(113)
Proceeds from borrowings on debt	-	212,420
Payments for debt issuance costs	-	(1,777)
Net cash provided by (used in) financing activities	(49,261)	(55,244)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,468)	(55)
Cash, cash equivalents and restricted cash:
Beginning	106,509	111,444
Ending	$91,041	$111,389
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$12,644	$12,524
Income taxes	$6,700	$5,929
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$653	$1,064
Fair value of contingent consideration related to acquisitions and purchase of noncontrolling interest	$-	$1,854
Fair value of put and call option of redeemable noncontrolling interest	$-	$47,300
Note receivable	$(5,374)	$-
Dividends equivalents payable	$1,475	$100

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

Certain amounts in the Company’s prior year period condensed consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation, including presentation of discontinued operations as discussed in Notes 2, 5 and 8.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

With the sale of the Company’s Entravision Global Partners (“EGP”) business during the second quarter of 2024, the Company identifies itself and operates as a media and advertising technology company. Management evaluated the Company’s business under the guidance in Accounting Standards Codification Topic 280, “Segment Reporting”. As a result, effective July 1, 2024, the Company has realigned its operating segments into two segments – media and advertising technology & services – consistent with the Company’s current operational and management structure. The Company’s media segment consists of sales of advertising through various media, including television, radio and digital. The Company owns and/or operates 49 primary television stations and 44 radio stations (37 FM and 7 AM), reaching and engaging U.S. Latinos. The Company’s advertising technology & services segment consists of programmatic ad services through Smadex, the Company’s demand side programmatic ad platform, and Adwake, which includes BCNMonetize, the Company’s mobile growth solutions business. The Company’s reportable segments are the same as its operating segments. The Company's reporting units have been updated to align with these reportable segments. Prior periods have been recast to conform to this presentation throughout this report.

Discontinued Operations and Assets Held for Sale

On March 4, 2024, the Company received a communication from Meta Platforms, Inc. (“Meta”) that it intended to wind down its Authorized Sales Partners ("ASP") program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024. For the fiscal year ended December 31, 2023 ASP revenue from Meta represented approximately 53% of the Company's consolidated revenue.

As a result of this communication from Meta, the Company conducted a thorough review of its digital strategy, operations and cost structure, and during the second quarter of 2024 made the decision to dispose of the operations of its EGP business.

Following this decision, during the second quarter of 2024, the Company entered into a definitive agreement to sell substantially all of its EGP business to IMS Internet Media Services, Inc. ("IMS"). The transaction was completed on June 28, 2024. The remaining parts of the Company's EGP business, Jack of Digital and Adsmurai, S.L. ("Adsmurai"), were each sold back to their respective founders in separate transactions during the second quarter of 2024. See Note 8 for additional details.

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

Restricted Cash

As of September 30, 2024 and December 31, 2023, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Condensed Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of September 30,
	2024	2023
Cash and cash equivalents	$90,258	$110,624
Restricted cash	783	765
Total as presented in the Condensed Consolidated Statements of Cash Flows	$91,041	$111,389

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

During the three-month periods ended September 30, 2024 and 2023, the amount the Company paid TelevisaUnivision in this capacity was $2.6 million and $1.5 million. During the nine-month periods ended September 30, 2024 and 2023, the amount the Company paid TelevisaUnivision in this capacity was $5.6 million and $4.5 million, respectively. These amounts were included in Direct Operating Expenses in the Company's Condensed Consolidated Statements of Operations.

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

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of September 30, 2024, the amount due to the Company from TelevisaUnivision was $5.5 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended September 30, 2024 and 2023, retransmission consent revenue accounted for $8.0 million and $8.9 million, respectively, of which $5.7 million and $6.2 million, respectively, relate to the TelevisaUnivision proxy agreement. During the nine-month periods ended September 30, 2024 and 2023, retransmission consent revenue accounted for $26.0 million and $27.9 million, respectively, of which $18.2 million and $19.3 million, respectively, relate to the TelevisaUnivision proxy agreement.

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

During the nine-month period ended September 30, 2024, the Company had the following non-vested RSUs activity (in thousands, except grant date fair value data):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2023	6,358	$5.74
Granted	2,928	4.01
Vested	(896)	6.23
Forfeited or cancelled	(1,390)	5.46
Nonvested balance at September 30, 2024	7,000	5.00

Stock-based compensation expense related to RSUs was $3.3 million and $6.4 million for the three-month periods ended September 30, 2024 and 2023, respectively.

Stock-based compensation expense related to RSUs was $11.7 million and $15.5 million for the nine-month periods ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, there was $11.7 million of total unrecognized compensation expense related to grants of RSUs that is expected to be recognized over a weighted-average period of 1.7 years.

Performance Stock Units

In connection with the hiring of the Company's Chief Executive Officer (“CEO”) in July 2023, the Company granted CEO Performance Stock Units ("PSUs"), which are subject to both time-based vesting conditions and market-based conditions. Both the service and market conditions must be satisfied for the PSUs to vest. The PSUs consist of five equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $5.75, $7.25, $9.00, $11.20, and $13.75, respectively, over 30 consecutive trading days during a performance period commencing on July 1, 2023 and ending on July 1, 2028. The fair value of each of the Performance Tranches was $0.8 million, $0.7 million, $0.7 million, $0.6 million, and $0.5 million, respectively, and have a grant date fair value per share of restricted stock of $3.98, $3.64, $3.31, $2.93, and $2.58, respectively. To the extent that any of the performance-based requirements are met, the Company's CEO must also provide continued service to the Company through at least July 1, 2024 to receive any shares of common stock underlying the PSUs and through July 1, 2028 to receive all of the shares of common stock underlying the PSUs that have satisfied the applicable market-based requirement. The maximum number of shares that can be earned under this PSU grant is 1,000,000 shares, with 20% of the total award allocated to each Performance Tranche. Between 0% and 100% of each Performance Tranche of the PSUs will vest on each of the tranche dates.

Additionally, in connection with the annual grant in January 2024, the Company has granted PSUs to certain senior employees, which PSUs are subject to both time-based vesting conditions and market-based conditions. Both the service and market conditions must be satisfied for the PSUs to vest. The PSUs consist of four equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $4.83, $5.65, $7.15, and $8.90, respectively, over 30 consecutive trading days during a performance period commencing on January 25, 2024 and ending on January 25, 2029. The fair value of each of the Performance Tranches was $0.6 million, $0.6 million, $0.5 million, and $0.5 million, respectively, and have a grant date fair value per share of restricted stock of $4.16, $3.98, $3.66, and $3.32, respectively. To the extent that any of the performance-based requirements are met, the grantees must also provide continued service to the Company through at least January

25, 2025 to receive any shares of common stock underlying the PSUs and through January 25, 2029 to receive all of the shares of common stock underlying the PSUs that have satisfied the applicable market-based requirement. The maximum number of shares that could be earned under this PSU grant was 600,000 shares, with 25% of the total award allocated to each Performance Tranche. Between 0% and 100% of each Performance Tranche of the PSUs will vest on each of the tranche dates. During the second quarter of 2024, 300,000 of these PSUs were cancelled.

The Company recognizes compensation expense related to the PSUs using the accelerated attribution method over the requisite service period. Stock-based compensation expense for PSUs is based on a performance measurement of 100%. The compensation expense will not be reversed even if the performance metrics are not met.

Stock-based compensation expense related to PSUs was $0.4 million and $0.3 million for the three-month periods ended September 30, 2024 and 2023, respectively.

Stock-based compensation expense related to PSUs was $1.3 million and $0.3 million for the nine-month periods ended September 30, 2024 and 2023, respectively

As of September 30, 2024, there was $2.3 million of total unrecognized compensation expense related to grants of PSUs that is expected to be recognized over a weighted-average period of 2.3 years.

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

During the nine-month period ended September 30, 2024, the Company had the following non-vested PSUs activity (in thousands, except grant date fair value data):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2023	1,000	$3.29
Granted	600	3.78
Vested	-	-
Forfeited or cancelled	(300)	3.78
Nonvested balance at September 30, 2024	1,300	3.40

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) from continuing operations	$(10,841)	$(6,103)	$(14,619)	$(19,945)
Net income (loss) from discontinued operations	(1,139)	8,822	(77,931)	22,716
Net income (loss) attributable to common stockholders	$(11,980)	$2,719	$(92,550)	$2,771

Basic and diluted earnings per share:
Denominator:
Weighted average common shares outstanding	89,987,110	87,995,567	89,776,075	87,803,770

Per share:
Income (loss) per share from continuing operations	$(0.12)	$(0.07)	$(0.16)	$(0.23)
Income (loss) per share from discontinued operations	(0.01)	0.10	(0.87)	0.26
Net income (loss) per share attributable to common stockholders	$(0.13)	$0.03	$(1.03)	$0.03

For the three- and nine-month periods ended September 30, 2024, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 1,141,172 and 1,092,389 equivalent shares of dilutive securities for the three- and nine-month period ended September 30, 2024, respectively.

For the three- and nine-month periods ended September 30, 2023, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 1,893,154 and 2,031,593 equivalent shares of dilutive securities for the three- and nine-month period ended September 30, 2023, respectively.

Impairment

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

As of the most recent annual goodwill testing date, October 1, 2023, there was $50.1 million of goodwill in what was then the Company's digital reporting unit. Based on the assumptions and estimates discussed in the Company's 2023 10-K, the fair value of what was then the Company's digital reporting unit exceeded its carrying value by 28%, resulting in no impairment charge for the year ended December 31, 2023.

On March 4, 2024, the Company received a communication from Meta that it intended to wind down its ASP program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024. For the fiscal year ended December 31, 2023 ASP revenue from Meta represented approximately 53% of the Company's consolidated revenue. The Company expected a significant loss of future revenue due to the termination of the ASP by Meta. As a result, during the first quarter of 2024, the Company updated its internal forecasts of future performance and determined that a triggering event had occurred during the first quarter of 2024 that required interim impairment tests.

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

Based on the assumptions and estimates described above, the carrying values of long-lived assets in what was then the Company's digital reporting unit exceeded their fair values. As a result, the Company performed the second step analysis, resulting in intangibles subject to amortization impairment charge of $14.0 million during the three-month period ended March 31, 2024, related to the then impending termination by Meta of its ASP program.

The Company also conducted a review of the fair value of what was then its digital reporting unit in the first quarter of 2024. The estimated fair value of the reporting unit was determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to the Company’s reporting units. The market approach requires the Company to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums.

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

Based on the assumptions and estimates described above, the Company concluded that the carrying value of what was then its digital reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $35.4 million for the three-month period ended March 31, 2024.

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

During the three- and nine-month periods ended September 30, 2024 and 2023, the Company did not repurchase any shares of its Class A common stock. As of September 30, 2024, the Company has repurchased a total of 1.8 million shares of its Class A common stock under the share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43.

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

As of September 30, 2024, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 7.70%.

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

The Company recorded a loss on debt extinguishment of $0.1 million for the three- and nine-month periods ended September 30, 2024 due to these prepayments of our 2023 Credit Facility.

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

The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2023 Credit Facility requires compliance with financial covenants related to total net leverage ratio, not to exceed 3.25 to 1.00, and interest coverage ratio with a minimum permitted ratio of 3.00 to 1.00 (calculated as set forth in the 2023 Credit Agreement). As of September 30, 2024, the Company believes that it is in compliance with all covenants in the 2023 Credit Agreement.

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

The carrying amount of the Term Loan A Facility as of September 30, 2024 approximated its fair value and was $176.7 million, net of $0.8 million of unamortized debt issuance costs and original issue discount.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. From time to time, the Company has had, and may have, bank deposits in excess of Federal Deposit Insurance Corporation insurance limits. As of September 30, 2024, the majority of all U.S. deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes that it is not currently exposed to significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all or substantially all of the bank deposits held in banks outside the United States are not insured.

The Company’s credit risk is spread across a large number of customers located primarily in the United States and Europe, thereby spreading the trade receivable credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that it is managing its trade receivable credit risk effectively. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. An allowance for doubtful accounts is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

No single advertiser represents more than 5% of the Company's total trade receivables as of September 30, 2024 and December 31, 2023, respectively.

No single advertiser represented more than 5% of the Company's total revenue for the three- nine-month periods ended September 30, 2024 and 2023.

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

Estimated losses for bad debts are provided for in the condensed consolidated financial statements through a charge to expense that aggregated $0.2 million and $0.2 million amount for the three-month periods ended September 30, 2024 and 2023, respectively, and $0.8 million and $0.3 million for the nine-month periods ended September 30, 2024 and 2023, respectively. The net charge off of bad debts aggregated $0.1 million and a de minimis amount for the three-month periods ended September 30, 2024 and 2023, respectively, and $0.3 million and $0.5 million for the nine-month periods ended September 30, 2024 and 2023, respectively.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the condensed consolidated balance sheets (in millions):

	September 30, 2024
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$1.9	$1.9	$—	$—
Corporate bonds and notes	$2.8	—	$2.8	—

	December 31, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$1.1	$1.1	$—	$—
Corporate bonds and notes	$13.2	—	$13.2	—

Liabilities:
Contingent consideration	$1.9	$—	—	$1.9

Nonrecurring fair value measurements:
FCC licenses	$27.6	—	—	$27.6	$(12.3)

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

As of September 30, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities (in thousands):

	Corporate Bonds and Notes
	Amortized Cost	Unrealized gains (losses)
Due within a year	$842	$(7)
Due after one year	1,977	14
Total	$2,819	$7

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of September 30, 2024 and December 31, 2023, the Company determined that a credit loss allowance is not required.

Included in interest income for the three-month periods ended September 30, 2024 and 2023 was interest income related to the Company’s available for sale securities of $0.1 million and $0.2 million, respectively. Included in interest income for the nine-month periods ended September 30, 2024 and 2023 was interest income related to the Company’s available for sale securities of $0.3 million and $1.0 million, respectively.

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

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2023	$(1,257)	$342	$(915)
Other comprehensive income (loss)	(295)	20	(275)
Income tax (expense) benefit	-	(5)	(5)
Amounts reclassified from AOCI	-	112	112
Income tax (expense) benefit	-	(28)	(28)
Other comprehensive income (loss), net of tax	(295)	99	(196)
Accumulated other comprehensive income (loss) as of March 31, 2024	(1,552)	441	(1,111)
Other comprehensive income (loss)	302	4	306
Amounts reclassified from AOCI	-	(4)	(4)
Other comprehensive income (loss), net of tax	302	-	302
Accumulated other comprehensive income (loss) as of June 30, 2024	$(1,250)	$441	$(809)
Other comprehensive income (loss)	1	32	33
Amounts reclassified from AOCI	-	1	1
Other comprehensive income (loss), net of tax	1	33	34
Accumulated other comprehensive income (loss) as of September 30, 2024	(1,249)	474	(775)

Foreign Currency

The Company’s reporting currency is the U.S. dollar. All transactions initiated in foreign currencies, primarily the Euro, are translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters” and the related rate fluctuation on transactions is included in the Condensed Consolidated Statements of Operations.

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

Cost of Revenue

Cost of revenue consists of the costs of online media acquired from third-parties.

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

Broadcast Advertising. Revenue related to the sale of advertising on the Company's television and radio stations is recognized at the time of broadcast. Revenue for contracts with advertising agencies is recorded at an amount that is net of the commission retained by the agency. Revenue from contracts directly with the advertisers is recorded as gross revenue and the related commission or national representation fee is recorded in operating expense.

Digital Advertising. Revenue related to digital advertising is recognized when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. The Company has concluded that it is the principal in the transaction and therefore recognizes revenue on a gross basis, because (i) the Company is responsible for fulfillment of the contract, including customer support, resolving customer complaints, and accepting responsibility for the quality or suitability of the product or service; (ii) the Company has pricing discretion over the transaction; and (iii) the Company carries inventory risk for all inventory purchased regardless of whether the Company is able to collect on a transaction.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Digital advertising	$45,871	$34,491	$125,161	$89,848
Broadcast advertising	39,998	30,791	97,692	91,401
Spectrum usage rights	1,707	2,085	5,092	6,310
Retransmission consent	8,031	8,925	26,011	27,872
Other	1,549	1,128	4,030	3,356
Total revenue	$97,156	$77,420	$257,986	$218,787

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

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Local direct	$5,042	$5,485	$15,186	$16,273
Local agency	13,387	13,946	39,414	40,505
National agency	21,569	11,360	43,092	34,623
Total revenue	$39,998	$30,791	$97,692	$91,401

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
United States	$73,939	$57,497	$192,207	$156,412
Rest of the World	23,217	19,923	65,779	62,375
Total revenue	$97,156	$77,420	$257,986	$218,787

Deferred Revenue

(in thousands)	December 31, 2023	Increase	Decrease	September 30, 2024
Deferred revenue	$1,977	3,820	(1,977)	$3,820

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

The following table summarizes the expected future payments related to lease liabilities as of September 30, 2024:

(in thousands)
Remainder of 2024	$2,564
2025	10,466
2026	8,927
2027	7,121
2028	6,389
2029 and thereafter	30,278
Total minimum payments	$65,745
Less amounts representing interest	(14,779)
Less amounts representing tenant improvement allowance	(55)
Present value of minimum lease payments	50,911
Less current operating lease liabilities	(7,740)
Long-term operating lease liabilities	$43,171

The Company’s existing leases have remaining terms of less than one year up to 26 years. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of September 30, 2024 were 8.6 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of September 30, 2023 were 8.9 years and 6.2%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Nine-Month Period Ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$7,939	$6,027
Non-cash additions to operating lease assets	$4,192	$6,550

The following table summarizes the components of lease expense:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$2,526	$2,269	$7,234	$6,863
Variable lease cost	195	387	878	955
Short-term lease cost	313	244	797	2,562
Total lease cost	$3,034	$2,900	$8,909	$10,380

For the three-month period ended September 30, 2024, lease cost of $1.4 million, $1.3 million and $0.3 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the nine-month period ended September 30, 2024, lease cost of $4.2 million, $3.9 million and $0.8 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

For the three-month period ended September 30, 2023, lease cost of $1.4 million, $1.2 million and $0.3 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the nine-month period ended September 30, 2023, lease cost of $4.3 million, $5.1 million and $1.0 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

5. SEGMENT INFORMATION

With the sale of the Company’s EGP business during the second quarter of 2024, the Company identifies itself and operates as a media and advertising technology company. Management evaluated the Company’s business under the guidance in Accounting Standards Codification Topic 280, “Segment Reporting”. As a result, effective July 1, 2024, the Company has realigned its operating segments into two segments – media and advertising technology & services – consistent with the Company’s current operational and management structure. The Company’s media segment consists of sales of advertising through various media, including television, radio and digital. The Company owns and/or operates 49 primary television stations and 44 radio stations (37 FM and 7 AM), reaching and engaging U.S. Latinos. The Company’s advertising technology & services segment consists of programmatic ad services through Smadex, the Company’s demand side programmatic ad platform, and Adwake, which includes BCNMonetize, the Company’s mobile growth solutions business. The Company’s reportable segments are the same as its operating segments. Prior periods have been recast to conform to this presentation throughout this report.

The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker, who is the Company's CEO, evaluates the business.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 24% and 26% of its revenue from continuing operations outside the United States during the three-month periods ended September 30, 2024 and 2023, respectively. The Company generated 25% and 29% of its revenue from continuing operations outside the United States during the nine-month periods ended September 30, 2024 and 2023, respectively.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Net revenue
Media	$59,802	$48,746	23%	$154,801	$144,614	7%
Advertising Technology & Services	37,354	28,674	30%	103,185	74,173	39%
Consolidated	97,156	77,420	25%	257,986	218,787	18%

Cost of revenue
Media	4,881	2,840	72%	11,888	7,661	55%
Advertising Technology & Services	21,920	18,553	18%	61,995	50,249	23%
Consolidated	26,801	21,393	25%	73,883	57,910	28%

Direct operating expenses
Media	29,193	24,110	21%	82,405	72,004	14%
Advertising Technology & Services	6,424	4,592	40%	16,769	12,156	38%
Consolidated	35,617	28,702	24%	99,174	84,160	18%

Selling, general and administrative expenses
Media	10,860	8,677	25%	30,600	27,039	13%
Advertising Technology & Services	6,252	3,269	91%	15,209	10,324	47%
Consolidated	17,112	11,946	43%	45,809	37,363	23%

Depreciation and amortization
Media	3,165	3,288	(4)%	9,756	8,962	9%
Advertising Technology & Services	717	1,445	(50)%	3,293	2,986	10%
Consolidated	3,882	4,733	(18)%	13,049	11,948	9%

Segment operating profit (loss)
Media	11,703	9,831	19%	20,152	28,948	(30)%
Advertising Technology & Services	2,041	815	150%	5,919	(1,542)	*
Consolidated	13,744	10,646	29%	26,071	27,406	(5)%

Corporate expenses	6,930	13,292	(48)%	29,989	35,836	(16)%
Change in fair value of contingent consideration	(650)	(100)	550%	(630)	621	*
Impairment charge	-	989	(100)%	-	989	(100)%
Foreign currency (gain) loss	(121)	269	*	120	1,274	(91)%
Operating income (loss)	7,585	(3,804)	*	(3,408)	(11,314)	(70)%

Interest expense	$(4,087)	$(4,346)	(6)%	$(12,648)	$(12,464)	1%
Interest income	646	1,068	(40)%	1,801	2,396	(25)%
Dividend income	-	-	-	10	32	(69)%
Realized gain (loss) on marketable securities	(1)	(33)	(97)%	(110)	(94)	17%
Gain (loss) on debt extinguishment	-	-	*	(91)	(1,556)	(94)%
Income (loss) before income taxes	4,143	(7,115)	*	(14,446)	(23,000)	(37)%

Capital expenditures
Media	$1,020	$2,694		$4,546	$15,060
Advertising Technology & Services	31	883		298	2,600
Consolidated	$1,051	$3,577		$4,844	$17,660

	September 30,	December 31,
Total assets	2024	2023
Media	$484,261	$449,928
Advertising Technology & Services	72,997	102,894
Assets of discontinued operations	-	313,124
Consolidated	$557,258	$865,946

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

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the Company’s advertising technology & services segment, and is attributable to BCNMonetize's workforce and expected synergies from combining BCNMonetize's operations with the Company's operations.

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

In thousands, except share and per share data	Nine-Month Period
Ended September 30,
2023
Pro Forma:
Total revenue	$224,799
Net income (loss) attributable to common stockholders	$4,312

Basic and diluted earnings per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$0.05

Weighted average common shares outstanding, basic and diluted	87,803,770

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

The following table summarizes the results of discontinued operations, net of tax (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net Revenue	$-	$196,997	$378,868	$568,017
Expenses:
Cost of revenue	-	177,896	341,503	504,971
Direct operating expenses	-	3,153	6,654	10,622
Selling, general and administrative expenses	1,139	10,008	24,248	30,924
Depreciation and amortization	-	2,623	3,958	8,388
Change in fair value of contingent consideration	-	(5,897)	(12,568)	(9,560)
Impairment charge	-	-	49,438	-
Foreign currency (gain) loss	-	279	2,488	(985)
Other operating (gain) loss	125	-	45,139	-
Operating income (loss)	(1,264)	8,935	(81,992)	23,657
Interest expense	-	(108)	(219)	(324)
Interest income	-	490	731	1,059
Income (loss) from discontinued operations before income taxes	(1,264)	9,317	(81,480)	24,392
Income tax benefit (expense)	125	(482)	770	(2,017)
Net income (loss) from discontinued operations before noncontrolling interests in discontinued operations	(1,139)	8,835	(80,710)	22,375
Net (income) loss attributable to redeemable noncontrolling interest	-	(13)	2,779	(1)
Net (income) loss attributable to noncontrolling interest	-	-	-	342
Net income (loss) from discontinued operations, net of tax	$(1,139)	$8,822	$(77,931)	$22,716

Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.

The Company and IMS entered into a transition services agreement, as extended, pursuant to which the Company and IMS provide certain services to each other through December 2024. For the three- and nine-months periods ended September 30, 2024, the Company did not collect or pay any cash related to these activities, and does not expect to collect or pay any cash related to these activities during the remaining term of this agreement.

For the three- and nine-months periods ended September 30, 2024, there was a tax benefit in discontinued operations as a result of the (i) tax effect of a pre-tax loss, (ii) benefit related to disposal, and (iii) permanent items and state taxes related to the Disposition. For the three- and nine-months periods ended September 30, 2023, there was a tax expense in discontinued operations as a result of the (i) tax effect of a pre-tax loss, (ii) benefit related to disposal, and (iii) permanent items and state taxes related to the Disposition.

As a result of the EGP disposition during the second quarter of 2024, the Company was required to repay $4.9 million of the outstanding principal under the 2023 Credit Facility, which represented approximately 2.5% of the total outstanding principal under the 2023 Credit Facility. The prepayment, which was made in June 2024, resulted in a de minimis amount of loss on debt extinguishment that was attributed to the discontinued operation. All historical interest expense associated with this prepayment was allocated to the discontinued operation.

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

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Nine-Month Period
	Ended September 30,
	2024	2023
Depreciation and amortization	$3,958	$8,388
Impairment charge	$49,438	$-
Loss (gain) on the sale of assets/businesses	$45,139	$-
Change in fair value of contingent consideration	$(12,568)	$(9,560)
Non-cash stock-based compensation	$(544)	$1,205
Purchases of property and equipment	$81	$1,904

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

With the sale of our EGP business during the second quarter of 2024, as discussed in more detail in Note 8 to Notes to Condensed Consolidated Financial Statements, we identify ourselves as a media and advertising technology company, which is the basis that is now used for internal management reporting and how our CEO evaluates our business.

As a result, effective July 1, 2024, we have realigned our operating segments, and for financial reporting purposes, we report in two segments – media and advertising technology & services – consistent with our current operational and management structure. Our media segment consists of sales of advertising through various media, including television, radio and digital. We own and/or operate 49 primary television stations and 44 radio stations (37 FM and 7 AM), reaching and engaging U.S. Latinos. Our advertising technology & services segment consists of programmatic ad services through Smadex, our demand side programmatic ad platform, and Adwake, which includes BCNMonetize, our mobile growth solutions business.

Our net revenue for the three-month period ended September 30, 2024 was $97.2 million. Of this amount, revenue generated by our media segment accounted for approximately 62%, and revenue generated by our advertising technology & services segment accounted for approximately 38%, of total revenue. Prior to the sale of our EGP business during the second quarter of 2024, our advertising technology & services segment accounted for the majority of our revenue. With the sale of our EGP business, we anticipate that net revenue in terms of total dollars will be significantly lower in future periods, at least for the foreseeable future. As a result, cash flow from operations will be materially and adversely affected in future periods.

Highlights

During the third quarter of 2024, we realigned our operations into two segments consistent with the way our recently-appointed CEO now evaluates our business, reassigned the responsibilities of certain personnel and made management changes consistent with our new operating structure.

Our revenue grew by double digits in the third quarter of 2024 compared to the comparable period of 2023, driven primarily by growth of political advertising revenue and Smadex.

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

Three- and Nine-Month Periods Ended September 30, 2024 and 2023

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Statements of Operations Data:
Net Revenue	$97,156	$77,420	25%	$257,986	$218,787	18%

Cost of revenue	26,801	21,393	25%	73,883	57,910	28%
Direct operating expenses	35,617	28,702	24%	99,174	84,160	18%
Selling, general and administrative expenses	17,112	11,946	43%	45,809	37,363	23%
Corporate expenses	6,930	13,292	(48)%	29,989	35,836	(16)%
Depreciation and amortization	3,882	4,733	(18)%	13,049	11,948	9%
Change in fair value of contingent consideration	(650)	(100)	550%	(630)	621	*
Impairment charge	-	989	(100)%	-	989	(100)%
Foreign currency (gain) loss	(121)	269	*	120	1,274	(91)%
	89,571	81,224	10%	261,394	230,101	14%
Operating income (loss)	7,585	(3,804)	*	(3,408)	(11,314)	(70)%
Interest expense	(4,087)	(4,346)	(6)%	(12,648)	(12,464)	1%
Interest income	646	1,068	(40)%	1,801	2,396	(25)%
Dividend income	-	-	-	10	32	(69)%
Realized gain (loss) on marketable securities	(1)	(33)	(97)%	(110)	(94)	17%
Loss on debt extinguishment	-	-	-	(91)	(1,556)	(94)%
Income before income (loss) taxes	4,143	(7,115)	*	(14,446)	(23,000)	(37)%
Income tax benefit (expense)	(14,984)	1,012	*	(173)	3,055	*
Net income (loss) from continuing operations	(10,841)	(6,103)	78%	(14,619)	(19,945)	(27)%
Net income (loss) from discontinued operations, net of tax	(1,139)	8,822	*	(77,931)	22,716	*
Net income (loss) attributable to common stockholders	$(11,980)	$2,719	*	$(92,550)	$2,771	*

Other Data:
Capital expenditures	$1,051	$3,577		4,844	17,660
Net cash provided by operating activities				61,922	69,117
Net cash provided by (used in) investing activities				(28,127)	(13,926)
Net cash provided by (used in) financing activities				(49,261)	(55,244)

Consolidated Operations

Net Revenue. Net revenue increased to $97.2 million for the three-month period ended September 30, 2024 from $77.4 million for the three-month period ended September 30, 2023. This increase was primarily attributable to an increase of $11.1 million in advertising revenue from our media segment, and an increase of $8.7 million in advertising revenue from our advertising technology & services segment.

Net revenue increased to $258.0 million for the nine-month period ended September 30, 2024 from $218.8 million for the nine-month period ended September 30, 2023. This increase was primarily attributable to an increase of $10.2 million in advertising revenue from our media segment, and an increase of $29.0 million in advertising revenue from our advertising technology & services segment.

Cost of revenue. Cost of revenue increased to $26.8 million for the three-month period ended September 30, 2024 from $21.4 million for the three-month period ended September 30, 2023. This increase was primarily attributable to an increase of $2.0 million in cost of revenue from our media segment, and an increase of $3.4 million in cost of revenue from our advertising technology & services segment.

Cost of revenue increased to $73.9 million for the nine-month period ended September 30, 2024 from $57.9 million for the nine-month period ended September 30, 2023. This increase was primarily attributable to an increase of $4.2 million in cost of revenue from our media segment, and an increase of $11.8 million in cost of revenue from our advertising technology & services segment.

Direct Operating Expenses. Effective July 1, 2024, with the realignment of our operations and reassignment of certain responsibilities, certain costs that were previously included as corporate expenses, primarily salaries, are now included in direct operating expenses and in selling, general and administrative expenses.

Direct operating expenses increased to $35.6 million for the three-month period ended September 30, 2024, from $28.7 million for the three-month period ended September 30, 2023. This increase was primarily attributable to an increase of $5.1 million in direct operating expenses in our media segment and an increase of $1.8 million in direct operating expenses in our advertising technology & services segment.

Direct operating expenses increased to $99.2 million for the nine-month period ended September 30, 2024, from $84.2 million for the nine-month period ended September 30, 2023. This increase was primarily attributable to an increase of $10.4 million in direct operating expenses in our media segment and an increase of $4.6 million in direct operating expenses in our advertising technology & services segment.

Selling, General and Administrative Expenses. Effective July 1, 2024, with the realignment of our operations and reassignment of certain responsibilities, certain costs that were previously included as corporate expenses, primarily salaries, are now included in direct operating expenses and in selling, general and administrative expenses.

Selling, general and administrative expenses increased to $17.1 million for the three-month period ended September 30, 2024 from $11.9 million for the three-month period ended September 30, 2023. This increase was primarily attributable to an increase of $2.2 million in selling, general and administrative expenses in our media segment and an increase of $3.0 million in selling, general and administrative expenses in our advertising technology & services segment.

Selling, general and administrative expenses increased to $45.8 million for the nine-month period ended September 30, 2024 from $37.4 million for the nine-month period ended September 30, 2023. This increase was primarily attributable to an increase of $3.6 million in selling, general and administrative expenses in our media segment and an increase of $4.9 million in selling, general and administrative expenses in our advertising technology & services segment.

Corporate Expenses. Effective July 1, 2024, with the realignment of our operations and reassignment of certain responsibilities, certain costs that were previously included as corporate expenses, primarily salaries, are now included in direct operating expenses and in selling, general and administrative expenses.

Corporate expenses decreased to $6.9 million for the three-month period ended September 30, 2024 from $13.3 million for the three-month period ended September 30, 2023. This decrease was primarily due to a decrease of $2.0 million in salaries and bonus expense, a decrease of $2.0 million in non-cash stock-based compensation, a decrease of $0.4 million in professional services expense, and a decrease of $2.5 million in corporate expenses due to the realignment of our operations as noted above. This decrease was partially offset by an increase of $0.6 million in audit fees.

Corporate expenses decreased to $30.0 million for the nine-month period ended September 30, 2024 from $35.8 million for the nine-month period ended September 30, 2023. This decrease was primarily due to a decrease of $0.5 million in salaries and bonus expense, a decrease of $1.1 million in non-cash stock-based compensation, a decrease of $2.7 million in professional services expense, and a decrease of $2.5 million in corporate expenses due to the realignment of our operations as noted above. This decrease was partially offset by an increase of $1.1 million in severance expense.

Depreciation and amortization decreased to $3.9 million for the three-month period ended September 30, 2024 compared to $4.7 million for the three-month period ended September 30, 2023, primarily due to fully amortized intangible assets.

Depreciation and amortization increased to $13.0 million for the nine-month period ended September 30, 2024 compared to $11.9 million for the nine-month period ended September 30, 2023. Of this increase, $0.5 million was attributable to the acquisition of BCNMonetize, which did not fully contribute to our financial results in the comparable prior period, and $0.6 million was attributable to depreciation expense related to our new corporate headquarters.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration, we recognized income of $0.7 million for the three-month period ended September 30, 2024, primarily related to an earnout of a past acquisition, and we recognized income of $0.1 million for the three-month period ended September 30, 2023, related to the acquisition of BCNMonetize.

As a result of the change in fair value of the contingent consideration, we recognized income of $0.6 million for the nine-month period ended September 30, 2024, primarily related to an earnout of a past acquisition, and we recognized an expense of $0.6 million for the nine-month period ended September 30, 2023, related to the acquisition of BCNMonetize.

Foreign currency (gain) loss. We had a foreign currency gain of $0.1 million for the three-month period ended September 30, 2024 compared to a foreign currency loss of $0.3 million for the three-month period ended September 30, 2023. Foreign currency gains and losses are primarily due to currency fluctuations that affect our operations located outside the United States.

We had a foreign currency loss of $0.1 million for the nine-month period ended September 30, 2024 compared to a foreign currency loss of $1.3 million for the nine-month period ended September 30, 2023. Foreign currency gains and losses are primarily due to currency fluctuations that affect our operations located outside the United States.

Interest Expense, net. Interest expense, net increased to $3.4 million for the three-month period ended September 30, 2024 from $3.3 million for three-month period ended September 30, 2023. This increase was primarily due to lower interest income, partially offset by a lower interest rate on our debt and a lower principal balance due to prepayments totaling $20 million, which were made in the first half of 2024.

Interest expense, net increased to $10.8 million for the nine-month period ended September 30, 2024 from $10.1 million for the nine-month period ended September 30, 2023. This increase was primarily due to a higher interest rate on our debt and lower interest income.

Gain (loss) on debt extinguishment. We recorded a loss on debt extinguishment of $0.1 million for the nine-month period ended September 30, 2024 due to prepayments totaling $20.0 million under our 2023 Credit Facility. We recorded a loss on debt extinguishment of $1.6 million for the nine-month period ended September 30, 2023 due to the refinancing of our previous credit facility with our 2023 Credit Facility.

Realized gain (loss) on marketable securities. For each of the three-month periods ended September 30, 2024 and 2023 we recorded a de minimis amount of realized gain and loss, respectively, related to our available for sale securities.

For each of the nine-month periods ended September 30, 2024 and 2023 we recorded $0.1 million of realized loss, related to our available for sale securities.

Income Tax Expense or Benefit. Income tax expense for the three-month period ended September 30, 2024 was $15.0 million. The effective tax rate for the three-month period ended September 30, 2024 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income. Income tax benefit for the three-month period ended September 30, 2023 was $1.0 million. The effective tax rate for the three-month period ended September 30, 2023 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income.

Income tax expense for the nine-month period ended September 30, 2024 was $0.2 million. The effective tax rate for the nine-month period ended September 30, 2024 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income. Income tax benefit for the nine-month period ended September 30, 2023 was $3.1 million. The effective tax rate for the nine-month period ended September 30, 2023 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, changes in the fair value of the contingent consideration liability, and non-taxable non-territorial income.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of certain of our digital operations and certain U.S. Foreign Tax Credit carryovers. As a result of historical losses from our digital operations primarily in Spain, Uruguay, Mexico and Argentina, certain U.S. Foreign Tax Credit carryovers and capital losses due to sale of subsidiaries management has determined that it is more likely than not that deferred tax assets of $31.6 million at September 30, 2024 will not be realized and therefore we have established a valuation allowance in that amount on those assets.

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

Segment Operations

Earlier this year, our recently appointed CEO, who is also our chief operating decision maker, led a thorough review of our operations, cost structure, digital strategy and organization of our business. This review led to the decision to sell the enterprises comprising our EGP business - the largest business unit of what was then our digital segment. Those sales were completed during the second quarter of 2024. Our EGP business generated 73%, and 70% of consolidated revenue for the year ended December 31, 2023 and the six-month period ended June 30, 2024, respectively.

The sale of our EGP business allows us to focus our operations on the products and services we sell instead of the type of advertising medium in which we sell them, which had been our historic operational approach. We have realigned our management structure accordingly.

With the sale of our EGP business, we identify ourselves and operate as a media and advertising technology company, which is the basis that is now used for internal management reporting and how our CEO evaluates our business. As a result, effective July 1, 2024, we have realigned our operating segments into two segments – media and advertising technology & services – consistent with our current operational and management structure. Our media segment consists of sales of advertising through various media, including television, radio and digital. We own and/or operate 49 primary television stations and 44 radio stations (37 FM and 7 AM), reaching and engaging U.S. Latinos. Our advertising technology & services segment consists of programmatic ad services through Smadex, our demand side programmatic ad platform, and Adwake, which includes BCNMonetize, our mobile growth solutions business.

Our reportable segments are the same as our operating segments. Prior periods have been recast to conform to this presentation.

Media

Net Revenue. Net revenue in our media segment increased to $59.8 million for the three-month period ended September 30, 2024 from $48.7 million for the three-month period ended September 30, 2023. This increase was primarily due to an increase of $9.2 million in broadcast advertising revenue, driven by political advertising revenue, an increase of $2.7 million in digital advertising revenue, and an increase of $0.4 million in other revenue, partially offset by a decrease of $0.4 million in spectrum usage rights revenue and a decrease of $0.9 million in retransmission consent revenue.

Net revenue in our media segment increased to $154.8 million for the nine-month period ended September 30, 2024 from $144.6 million for the nine-month period ended September 30, 2023. This increase was primarily due to an increase of $6.3 million in broadcast advertising revenue, driven by political advertising revenue, an increase of $6.3 million in digital advertising revenue, and an increase of $0.7 million in other revenue, partially offset by a decrease of $1.2 million in spectrum usage rights revenue and a decrease of $1.9 million in retransmission consent revenue.

In general, most of our media operations face declining audiences, which we believe is present across the broadcast industry, competitive factors with the other major Spanish-language broadcasters, and changing demographics and preferences of audiences, particularly younger audiences, in terms of the media they prefer to view, including streaming and social media. We anticipate that these changes in viewer habits will persist at least for the foreseeable future and possibly permanently. Additionally, we have previously noted a trend for advertising to move increasingly from traditional media, such as television and radio, to new media, such as digital media, and we expect this trend will also continue.

Cost of revenue. Cost of revenue in our media segment increased to $4.9 million for the three-month period ended September 30, 2024 from $2.8 million for the three-month period ended September 30, 2023, primarily due to the increase in digital advertising revenue.

Cost of revenue in our media segment increased to $11.9 million for the nine-month period ended September 30, 2024 from $7.7 million for the nine-month period ended September 30, 2023, primarily due to the increase in digital advertising revenue.

Direct Operating Expenses. Direct operating expenses in our media segment increased to $29.2 million for the three-month period ended September 30, 2024 from $24.1 million for the three-month period ended September 30, 2023, primarily due to an increase of $2.3 million in salaries, primarily associated with the expansion of our news programming in anticipation of this year's election cycle, an increase of $1.3 million in corporate expenses due to the realignment of our operations as noted above, and an increase of $1.2 million in other costs associated with the increase in revenue. The remaining increase was due to other items which were individually immaterial.

Direct operating expenses in our media segment increased to $82.4 million for the nine-month period ended September 30, 2024 from $72.0 million for the nine-month period ended September 30, 2023, primarily due to an increase of $6.9 million in salaries, primarily associated with the expansion of our news programming in anticipation of this year's election cycle, an increase of $1.3 million in corporate expenses due to the realignment of our operations as noted above, an increase of $0.6 million in ratings services, and an increase of $1.2 million in other costs associated with the increase in revenue. The remaining increase was due to other items which were individually immaterial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our media segment increased to $10.9 million for the three-month period ended September 30, 2024 from $8.7 million for the three-month period ended September 30, 2023, primarily due to an increase of $0.7 million in salaries and other employee benefits, and an increase of $1.2 million in corporate expenses due to the realignment of our operations as noted above. The remaining increase was due to other items which were individually immaterial.

Selling, general and administrative expenses in our media segment increased to $30.6 million for the nine-month period ended September 30, 2024 from $27.0 million for the nine-month period ended September 30, 2023, primarily due to an increase of $2.0 million in salaries and other employee benefits, and an increase of $1.2 million in corporate expenses due to the realignment of our operations as noted above. The remaining increase was due to other items which were individually immaterial.

Advertising Technology & Services

Net Revenue. Net revenue in our advertising technology & services segment increased to $37.4 million for the three-month period ended September 30, 2024 from $28.7 million for the three-month period ended September 30, 2023. The increase was primarily due to increases in advertising revenue from Smadex and Adwake, which includes BCNMonetize.

Net revenue in our advertising technology & services segment increased to $103.2 million for the nine-month period ended September 30, 2024 from $74.2 million for the nine-month period ended September 30, 2023. The increase was primarily due to increases in advertising revenue from Smadex and Adwake, which includes BCNMonetize. BCNMonetize, which we acquired in May 2023, did not fully contribute to our financial results in the comparable prior period.

Cost of revenue. Cost of revenue in our advertising technology & services segment increased to $21.9 million for the three-month period ended September 30, 2024 from $18.6 million for the three-month period ended September 30, 2023, primarily due to the increase in digital advertising revenue.

Cost of revenue in our advertising technology & services segment increased to $62.0 million for the nine-month period ended September 30, 2024 from $50.2 million for the nine-month period ended September 30, 2023, primarily due to the increase in digital advertising revenue.

We have previously noted a trend on a global basis in our advertising technology & services operations whereby revenue is shifting more to programmatic revenue. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this trend, we have been offering our programmatic purchasing platform, Smadex, to advertisers. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology, customer expectation and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Direct operating expenses. Direct operating expenses in our advertising technology & services segment increased to $6.4 million for the three-month period ended September 30, 2024 from $4.6 million for the three-month period ended September 30, 2023, primarily due to an increase of $0.8 million in cloud infrastructure expenses associated with the increase in revenue, an increase of $0.5 million in salaries, and severance expense of $0.4 million.

Direct operating expenses in our advertising technology & services segment increased to $16.8 million for the nine-month period ended September 30, 2024 from $12.2 million for the nine-month period ended September 30, 2023, primarily due to an increase of $2.9 million in cloud infrastructure expenses, an increase of $1.0 million in salaries, and severance expense of $0.4 million.

Selling, general and administrative expenses. Selling, general and administrative expenses in our advertising technology & services segment increased to $6.3 million for the three-month period ended September 30, 2024, from $3.3 million for the three-month period ended September 30, 2023, primarily due to an increase of $1.9 million in salaries and severance expense of $0.9 million.

Selling, general and administrative expenses in our advertising technology & services segment increased to $15.2 million for the nine-month period ended September 30, 2024, from $10.3 million for the nine-month period ended September 30, 2023, primarily due to an increase of $4.0 million in salaries and severance expense of $0.9 million.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net loss attributable to common stockholders of $15.4 million for the year ended December 31, 2023, and net income attributable to common stockholders of $18.1 million and $29.3 million for the years ended December 31, 2022 and 2021, respectively. We had positive cash flow from operations of $75.2 million, $78.9 million and $65.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. We had positive cash flow from operations of $61.9 million for the nine-month period ended September 30, 2024. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $90.3 million, and available for sale marketable securities in the additional amount of

$2.8 million, as of September 30, 2024. Our liquidity is not materially affected by the amounts held in accounts outside the United States.

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

The disposition of our EGP business, the largest business unit of what was then our digital segment, will have a material effect on our results of operations in that total revenue from our advertising technology & services operations is expected to be significantly lower than it was prior to the disposition of our EGP business. As a result, cash flow from operations will be materially and adversely affected in future periods, which could also adversely affect our liquidity. To the extent that our then-current liquidity is insufficient to fund our business activities or if we do not remain in compliance with our financial covenants under the 2023 Credit Agreement, whether as a direct or indirect result of the disposition of our EGP business or otherwise, we may be required to seek additional equity or debt financing in the future to satisfy capital requirements. There is no guarantee that any such capital would be available to us on favorable terms, or at all. The failure to obtain any required capital could have a material adverse effect on our operations and financial condition.

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

A reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measure follows (in thousands):

	Nine-Month Period
	Ended September 30,
	2024	2023
Net income (loss) attributable to common stockholders	$(92,550)	$2,771
Net income (loss) attributable to redeemable noncontrolling interest - discontinued operations	(2,779)	1
Net income (loss) attributable to noncontrolling interest - discontinued operations	—	(342)
Interest expense	12,648	12,464
Interest expense - discontinued operations	219	324
Interest income	(1,801)	(2,396)
Interest income - discontinued operations	(731)	(1,059)
Dividend income	(10)	(32)
Realized gain (loss) on marketable securities	110	94
(Gain) loss on debt extinguishment	91	1,556
Income tax expense	173	(3,055)
Income tax expense - discontinued operations	(770)	2,017
Amortization of syndication contracts	339	358
Payments on syndication contracts	(337)	(366)
Non-cash stock-based compensation	12,422	17,053
Depreciation and amortization	13,049	11,948
Depreciation and amortization - discontinued operations	3,958	8,388
Change in fair value of contingent consideration	(630)	621
Change in fair value of contingent consideration - discontinued operations	(12,568)	(9,560)
Impairment charge	—	989
Impairment charge - discontinued operations	49,438	—
Non-recurring cash severance and restructuring charge	4,849	612
Other operating (gain) loss - discontinued operations	45,139	—
EBITDA attributable to redeemable noncontrolling interest - discontinued operations	(167)	(736)
EBITDA attributable to noncontrolling interest - discontinued operations	—	(230)
Consolidated EBITDA (1)	$30,092	$41,420
(1)
Consolidated EBITDA is presented in accordance with the definition provided in our 2023 Credit Facility.

Cash Flow

Net cash flow provided by operating activities was $61.9 million for the nine-month period ended September 30, 2024, compared to $69.1 million for the nine-month period ended September 30, 2023. The decrease in cash flow from operating activities was primarily due to a decrease in net income after adjusting for non-cash items. Significant non-cash items in the nine-month period ended September 30, 2024 included the loss on sale related to the EGP business of $45.1 million, impairment charges of $49.4 million, depreciation and amortization expense of $17.0 million, non-cash stock based compensation of $12.4 million, income related to the change in fair value of contingent consideration of $13.2 million, deferred income taxes of $3.3 million, and income attributable to redeemable noncontrolling interest of $2.8 million. Significant non-cash items in the nine-month period ended September 30, 2023 included depreciation and amortization expense of $20.3 million, non-cash stock based compensation of $17.1 million, and income related to the change in fair value of contingent consideration of $8.9 million. We expect to have positive cash flow from operating activities for the 2024 year. The decrease in cash flow provided by operating activities was partially offset by increase in net changes in our working capital of $49.1 million for the nine-months periods ended September 30, 2024 compared to $35.5 million for the nine-months periods ended September 30, 2023. The net changes in working were primarily due to the timing of cash payments to publishers in the EGP business and timing of collections in the EGP business.

Net cash flow used in investing activities was $28.1 million for the nine-month period ended September 30, 2024, compared to $13.9 million for the nine-month period ended September 30, 2023. The increase in cash flow used in investing activities was primarily due to net cash divested in the sale of the EGP business of $43.0 million for the nine-month period ended September 30, 2024 compared to $6.9 million spent on the purchase of businesses for the nine-month period ended September 30, 2023, and a reduction in proceeds from the sale of marketable securities to $10.4 million for the nine-month period ended September 30, 2024 compared to $38.1 million for the nine-month period ended September 30, 2023. The increase in cash flow used in investing activities was partially offset by a reduction in capital expenditures to $6.3 million for the nine-month period ended September 30, 2024 compared to $19.9 million for the nine-month period ended September 30, 2023 as a result of the build out of our corporate headquarters in the prior year period, no spend on purchases of marketable securities for the nine-month period ended September 30, 2024 compared to $11.4 million for the nine-month period ended September 30, 2023, and proceeds from a loan receivable associated with the sale of the EGP business of $10.7 million for the nine-month period ended September 30, 2024 compared to the issuance of a loan receivable of $13.6 million for the nine-month period ended September 30, 2023. We anticipate that our capital expenditures will be approximately $7.0 million during the full year 2024. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $49.3 million for the nine-month period ended September 30, 2024, compared to $55.2 million for the nine-month period ended September 30, 2023. The decrease in cash flow used in financing activities was primarily due to payments of contingent consideration of $14.3 million for the nine-month period ended September 30, 2024 compared to $35.1 million for the nine-month period ended September 30, 2023, distributions to noncontrolling interest of $1.1 million for the nine-month period ended September 30, 2024 compared to $3.4 million for the nine-month period ended September 30, 2023, and payments of $1.8 million of debt issuance costs for the nine-month period ended September 30, 2023 as a result of the refinancing of our credit facility. The decrease in cash flow used in financing activities was partially offset by $20.0 million of debt prepayments during the nine-month period ended September 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may affect our financial position, results of operations and/or cash flows due to adverse changes in the financial markets. We are also exposed to market risk from changes in the base rates on our 2023 Credit Facility.

Interest Rates

As of September 30, 2024, we had $187.8 million of variable rate bank debt outstanding under our 2023 Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio (as defined in the 2023 Credit Agreement) or (ii) the Base Rate (as defined in the 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the SOFR were to increase by a hypothetical 100 basis points, or one percentage point, from its September 30, 2024 level, our annual interest expense would increase and cash flow from operations would decrease by $1.9 million based on the outstanding balance of our term loan as of September 30, 2024.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our advertising technology & services operations, and expect a portion of our future revenues will be denominated in currencies other than the U.S. dollar, primarily the Euro. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2024 would not be material to our consolidated results of operations or overall financial condition.

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

In addition, currency fluctuations or a weakening U.S. dollar can increase the amount of operating expense of our international operations, which are primarily related to our advertising technology & services operations. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations historically have not had a material effect on our operating results and cash flows.

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

We did not repurchase any shares of our Class A common stock during three- and nine-month periods ended September 30, 2024 and 2023. As of September 30, 2024, we have repurchased a total of 1.8 million shares of our Class A common stock under the share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Date: November 7, 2024