Form 10-K
period 2024-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2025-03-06
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 1-15997

ENTRAVISION COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

are

Delaware	95-4783236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Estrella Way

Burbank, California 91504

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024 was approximately $144,167,961 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 3, 2025, there were 81,623,559 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders scheduled to be held on May 29, 2025 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

GENERAL NOTE

As discussed in more detail throughout this report, during the second quarter of 2024 we sold our Entravision Global Partners, or EGP, business. Unless the context indicates otherwise, references throughout this report to discontinued operations refer to EGP prior to its sale.

Effective July 1, 2024, we realigned our operating segments into two segments – media and advertising technology & services – consistent with our current operational and management structure. Our reportable segments are the same as our operating segments. Prior periods have been recast to conform to this presentation throughout this report. See “Management’s Discussion and Analysis of Results of Operations” and Note 2 to Notes to Consolidated Financial Statements.

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
•
the success of our emphasis on local news, including, but not limited to, the impact such effort may have in generating advertising revenue;
•
the impact of changing preferences, if any, among audiences favoring newer forms of media, including digital and other forms of such media, over traditional media, including television and radio;
•
maintaining our relationship, including our network affiliation agreement, with TelevisaUnivision, Inc., or TelevisaUnivision;
•
the extent to which we continue to generate revenue under retransmission consent agreements and spectrum usage rights;
•
the ability to keep up with rapid technological and other changes, and compete effectively, in new forms of media, including digital media;
•
the ability to keep up with rapid technological and other changes in advertising technology, including programmatic platforms;
•
the impact of existing and possible additional legislative and/or regulatory action, as well as evolving industry standards applying to our business, including but not limited to data use, data privacy and related matters;
•
the ability to hire and retain qualified personnel;
•
the risk of impairment of our assets; and/or
•
legal, political and other risks associated with our operations located outside the United States.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 12 below.

ITEM 1. BUSINESS

The discussion of the business of Entravision Communications Corporation and its wholly-owned subsidiaries, or Entravision or the Company, is as of the date of filing this report, unless otherwise indicated.

Overview

Entravision owns and operates one of the largest groups of Spanish language television and radio stations in the United States. Our mission is to serve our Latino audience as a trusted provider of useful news, information and entertainment and to serve our advertisers by providing multi-channel marketing capabilities to engage our audience.

Entravision also owns and operates a smaller group of television stations that broadcast English language programming and has operations that provide programmatic advertising technology and services. We have organized our operations into two reportable segments. Our media segment includes our television, radio and digital marketing operations. Our advertising and technology services segment provides programmatic advertising and technology services through Smadex, our demand-side programmatic advertising purchasing platform, and Adwake, our performance-based media advertising agency.

In 2024 we discontinued and divested a significant portion of Entravision’s operations, which largely consisted of a collection of acquisitions that had been completed prior to 2024.

Our net revenue for the year ended December 31, 2024 was $364.9 million. Of this amount, revenue generated by our media segment accounted for approximately 61%, and revenue generated by our technology & services segment accounted for approximately 39% of total revenue.

Our principal executive offices are located at 1 Estrella Way, Burbank, California, 91504, and our telephone number is (310) 447-3870. Our corporate website is www.entravision.com. We were organized as a Delaware limited liability company in January 1996 to combine the operations of our predecessor entities. On August 2, 2000, we completed a reorganization from a limited liability company to a Delaware corporation. On August 2, 2000, we also completed an initial public offering of our Class A common stock, which is listed on The New York Stock Exchange under the trading symbol “EVC".

Media

Our strategy is to reach Latino audiences in the United States. We own and/or operate media properties in 13 of the 20 highest-density U.S. Latino markets

Television

We own and/or operate TelevisaUnivision-affiliated television stations in 21 markets, including 14 of the top 50 Latino markets in the United States. Our television operations comprise the largest affiliate group of TelevisaUnivision's Spanish-language Univision and UniMás networks. Univision is among the most-watched broadcast television networks among U.S. Latinos and, according to TelevisaUnivision, Univision and UniMás collectively represent more than half of Spanish language broadcast prime time viewers.

Our Relationship with TelevisaUnivision

Our network affiliation agreement with TelevisaUnivision provides certain of our owned stations the exclusive right to broadcast TelevisaUnivision’s primary Univision network and UniMás network programming in their respective markets. We also generate revenue under a marketing and sales agreement with TelevisaUnivision, which gives us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver. Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements with multichannel video programming distributors, or MVPDs, for our Univision- and UniMás-affiliated television station signals. Revenue generated from retransmission consent agreements represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. The term of each of these current agreements expires on December 31, 2026 for all of our Univision and UniMás network affiliate stations. TelevisaUnivision also owns approximately 10% of our common stock on a fully-converted basis. For more information regarding these agreements and the stock that TelevisaUnivision owns, see Note 16 to Notes to Consolidated Financial Statements.

Local News

We believe that providing local content, particularly local news, is an important part of serving our communities and capturing advertising revenue. According to Pew Research Center, a majority of Americans believe local news is an accurate source of information. We also believe that our local news helps us capitalize on U.S. political advertising revenue in election cycles, particularly as such advertising targets our primarily U.S. Latino viewership, because of what is generally regarded as a more competitive political environment among Latino voters.

In 2024 we significantly enhanced our local news programming. We also made substantial investments in our news operations to capitalize on advertising inventory during our newscasts. We added early morning and midday news in all of our markets, whereas previously we broadcast early evening and late-night news. We also added weekend news in San Diego, Las Vegas and Denver, whereas previously we provided weekend news only in El Paso, Texas , McAllen, Texas and Palm Springs, California. We also expanded our Las Vegas production facility.

As a result of implementing this strategy, we added 107 new weekly newscasts on our TelevisaUnivision- affiliated television stations, delivering more than 400 hours of weekly news coverage across 415 newscasts. We now provide morning, midday, early evening and late news in all of our markets. We believe that the advertising inventory we offer during these newscasts is valuable to advertisers, including political advertisers in election years. According to The Nielsen Company (US), LLC, or Nielsen, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in nine of our television markets among adults 18-49 and 25-54 years of age, including ties.

Notwithstanding this, industry analysts estimate that local television advertising is declining. To address this industry trend, particularly in a year when we will not generate significant political advertising revenue, we intend to deploy a variety of programs to mitigate declines, increasing the capacity of our sales team, focusing on new account acquisition and selling bundles of television, radio and digital multi-channel marketing. However, no assurance can be provided that such efforts will be successful.

We also intend to focus additional attention on further strengthening our sales team across our media segment. For example, In late 2024 we increased the size of our media sales team and it is our current intention that this will continue in 2025. We also intend to focus on enhancements to our operations and sales support, training and leadership functions.

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

Political Advertising Revenue

Over the last several election cycles, numerous pollsters and other sources have reported on both the increasing strength and competitiveness of the Latino vote in the United States. According to Pew Research Center, an estimated 36.2 million U.S. Latinos were eligible to vote in 2024, up from 32.3 million in 2020, representing 50% of the total growth in eligible voters during this time. Latinos have grown at the second-fastest rate of any major racial and ethnic group in the U.S. electorate since the 2020 presidential election and represented an estimated 14.7% of all eligible voters in 2024, an all-time high.

We have benefited from political advertising expenditures in the form of significant revenue from political advertising in Presidential election years (2020, 2024, etc.) and Congressional election years (2018, 2022, etc.). We achieved record political advertising revenue in 2024. In fact, 2024 marked the fifth election cycle in a row where we benefited from increased political advertising revenue compared to the previous election cycle.

Retransmission Consent Revenue

We generate revenue from retransmission consent agreements that are entered into with MVPDs. We grant the MVPDs access to our television signals so that they may rebroadcast the signals and charge their subscribers for this programming. Revenue is recognized as the television signal is delivered to the MVPD. In addition, we generally pay either a per subscriber fee to or share certain of the retransmission consent revenue received from MVPDs with the network providing the programming, which is known in the television industry as reverse network compensation.

On October 2, 2017, we entered into the current proxy agreement with TelevisaUnivision, which superseded and replaced the prior comparable agreement with TelevisaUnivision. The agreement expires on December 31, 2026 for all of the Company’s Univision and UniMás network affiliate stations. Under this proxy agreement, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals, which covers substantially all of our retransmission consent revenue. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs.

Revenue from Spectrum Usage Rights

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

Audio

We own and operate 44 radio stations (37 FM and 7 AM), 39 of which are located in the top 50 Latino markets in the United States. According to Nielsen, our radio stations broadcast into markets with a total population of approximately 19 million U.S. Latinos, which is approximately 31% of the Latino population in the United States.

Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with all locally produced programming. Our stations primarily target Latino listeners and appeal to different preferences, demographics and age groups, including the following formats:

•
“La Suavecita” features Spanish-language adult contemporary music that targets Latinas 25-54 years of age;
•
"La Tricolor” features Mexican regional music that targets Latinos 18-49 years of age;
•
“Fuego” is a Latin urban hit station that targets bilingual and bicultural Latinos 18-34 years of age;
•
"José" is a personality-driven format in the Los Angeles market that features a mix of Spanish-language adult contemporary and Mexican regional hits, and targets Latinos 25-54 years of age; and
•
“TUDN” is a Spanish-language sports talk format that targets primarily Latinos 18-54 years of age and is provided to us by TelevisaUnivision.

We also broadcast and stream, on an exclusive national basis, National Football League ("NFL") games in Spanish through the 2026-27 season, including Sunday Night Football, Monday Night Football, and the NFL playoffs, on 15 radio stations. Through our partnership with Fútbol de Primera, we will also broadcast the 2025 Concacaf Nations League semifinal and final matches, the 2025 Concacaf Gold Cup, and the 2026 FIFA World Cup on our radio stations.

U.S. Digital Marketing Solutions

U.S. advertisers spend nearly four times more money advertising on digital channels than they spend on television and radio, according to Emarketer. Search, social, streaming video and retail media have grown dramatically over the last two decades and are expected to continue to grow. According to Emarketer, U.S. digital ad spending is expected to reach $461 billion by 2028, which represents nearly 50 percent growth over 2024.

Our objective in our U.S. digital marketing solutions business is to sell digital advertising to our local advertising customers in addition to their broadcast advertising purchases. We sell search, social, streaming video and streaming audio advertising solutions primarily to our television and radio advertising customers.

Among the U.S. digital marketing solutions we offer is AudioEngage, an audio network with over 200 premium publishers. Audio Engage serves as a digital audio advertising marketplace that allows advertisers to reach audiences across music, radio and podcast environments. Advertisers can place orders through AudioEngage programmatically or through our local or national sales teams. The streaming audio inventory consists of streams from our stations and our El Botón app, as well as Spanish-language audio inventory.

The largest amount of our U.S. digital marketing solutions revenue comes from Audio Engage and the majority of our U.S. digital marketing solutions revenue comes from audio clients.

Other digital marketing solutions we offer include Entravision Plus, through which we resell streaming video inventory on a third-party platform, and Entravision Digital, which consists of inventory on our websites.

Our Television and Radio Station Portfolios

The following table lists information concerning each of our owned and/or operated television and radio stations in order of market rank and its respective market:

Market and Market Rank by Latino Households		Television Station	Television Programming	Radio Station	Radio Programming

Los Angeles-San Diego-Ventura, CA	1			KLYY-FM KDLD-FM KDLE-FM KSSD-FM KSSE-FM KSSC-FM	José Viva Cumbia Viva Cumbia José José La Suavecita

Miami-Ft. Lauderdale-Hollywood, FL	3			WLQY-AM	Other

Phoenix, Arizona	8			KLNZ-FM KFUE-FM KVVA-FM	La Tricolor Fuego La Suavecita

Orlando-Daytona Beach-Melbourne, FL	10	WOTF-TV	Other

Tampa-St. Petersburg (Sarasota), FL	11	WFTT-TV	Other

Harlingen-Weslaco-Brownsville-McAllen, TX	12	KNVO-TV KTFV-CD(1) KMBH-LD(1) KXFX-CD (1) KFXV-TV KCWT-CD(1)	Univision UniMás Fox Fox Fox CW	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	Other Fuego La Suavecita Other

Sacramento-Stockton-Modesto, CA	13			KRCX-FM KHHM-FM KNTY-FM KXSE-FM KMIX-FM KTSE-FM KCVR-FM	La Tricolor Fuego Other La Suavecita La Tricolor La Suavecita Fuego

Washington, D.C.	16	WMDO-CD(1)(4) WJAL-TV(4)	LATV Other

Denver-Boulder, CO	17	KCEC-TV(2) KTFD-TV	Univision UniMás	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	La Suavecita La Tricolor TUDN La Tricolor

San Diego, CA	18	KBNT-CD(1) KHAX-LD(1) KDTF-LD(1)	Univision Univision UniMás

El Paso, TX	19	KINT-TV KTFN-TV	Univision UniMás	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	Other La Suavecita Fuego TUDN La Suavecita

Albuquerque-Santa Fe, NM	20	KLUZ-TV(2) KTFQ-TV	Univision UniMás	KRZY-FM KRZY-AM	La Suavecita TUDN

Boston, MA	23	WUNI-TV(2) WUTF-TV	Univision UniMás

Las Vegas, NV	24	KINC-TV KNTL-LD(1) KELV-LD(1)	Univision Univision UniMás	KRRN-FM KQRT-FM	Fuego La Tricolor

Hartford-New Haven,CT,	29	WUVN-TV(4) WUTH-CD(1)(4)	Univision UniMás

Ranked by Latino Households	Rank	Television Station	Television Programming	Radio Station	Radio Programming

Corpus Christi, TX	34	KORO-TV KCRP-CD(1)	Univision UniMás

Monterey-Salinas-Santa Cruz, CA	36	KSMS-TV(4) KDJT-CD(1)(4)	Univision UniMás	KLOK-FM KSES-FM KMBX-AM	La Tricolor La Suavecita La Suavecita

Odessa-Midland, TX	39	KUPB-TV	Univision

Yuma, Arizona-El Centro, CA	44	KVYE-TV KAJB-TV(2)	Univision UniMás	KSEH-FM KMXX-FM	La Suavecita La Tricolor

Laredo, TX	48	KLDO-TV KETF-CD(1) KXOF-CD(1)	Univision UniMás Fox

Colorado Springs-Pueblo, CO	50	KVSN-DT KGHB-CD(1)	Univision UniMás

Santa Barbara-Santa Maria- San Luis Obispo, CA	53	KPMR-TV K17GD-D(1)	Univision Univision
		K32LT-D(1)	Univision
		KTSB-CD(1)	UniMás
		K10OG-D(1)	UniMás

Palm Springs, CA	54	KVER-CD(1)	Univision	KLOB-FM	La Suavecita
		KVES-LD(1)	Univision	KPST-FM	Fuego
		KEVC-CD(1)	UniMás
		KMIR-TV	NBC
		KPSE-LD(1)	Other

Lubbock, TX	56	KBZO-LD(1)	Univision	KAIQ-FM KBZO-AM	La Tricolor TUDN

Wichita-Hutchinson, KS	62	KDCU-DT	Univision

Reno, NV	63	KREN-TV KRNS-CD(1)	Univision UniMás	KRNV-FM	La Tricolor

Springfield-Holyoke, MA	66	WHTX-LD(1)	Univision

San Angelo, TX	110	KEUS-LD(1) KANG-LD(1)	Univision UniMás

Tecate, Baja California, Mexico (San Diego)	(—)	XHDTV-TV(3)	Other

Tijuana, Baja California, Mexico (San Diego)	(—)	XHAS-TV(3)	Other

Matamoros, Tamaulipas, Mexico (Harlingen- Weslaco-Brownsville- McAllen)	(—)	XHRIO-TV(3)	Not currently broadcasting

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

Media Competition

We face intense competition in the broadcasting business. In each television market, we typically compete with the local affiliates of the five principal English-language television networks, NBC, ABC, CBS, Fox and the CW Network. In certain markets, we also compete with the local affiliates of Telemundo as well as other Spanish-language networks, including Estrella Media. Most of the companies with which we compete have significantly greater resources and some have longer operating histories than we do. We also directly or indirectly compete with all other forms of media. Advertisers allocate finite advertising budgets across different media. We believe that the advent of new technologies and services, including digital advertising, may result in continued emphasis by certain advertisers on these new technologies and services as compared to legacy media, such as television and radio.

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

Advertising Technology & Services

In our advertising technology & services segment, we provide our advertisers a full suite of managed services to drive both local server messaging and brand success. Our focus is to create campaigns that optimize a brand's goals through a variety of strategies.

Smadex

Smadex is our proprietary programmatic ad purchasing platform, which is also known in our industry as a "demand-side” platform. Driven by artificial intelligence (“AI”), it provides advertising solutions to customers, primarily mobile app developers, who are located in 54 countries. Smadex works with hundreds of advertisers globally and manages more than three million mobile ad requests per second from over 8 billion devices.

A demand-side platform enables advertisers to purchase advertising electronically and manage data-driven advertising campaigns via global online marketplaces where media companies aggregate their advertising inventory. Programmatic advertising, in addition to being automated, is intended to enable more precise audience targeting of online users in advertising campaigns because of the aggregation, analysis and use of data about the online users who are the targets of the advertising campaigns. Smadex has focused its business on mobile app developers. The services we offer with Smadex are primarily managed, which means our knowledgeable operations team implements the advertising campaign.

The Smadex platform utilizes proprietary technology, including AI, on a cloud-based infrastructure. Smadex employs software engineers who design hundreds of algorithms that rapidly process millions of data points from previous and current ad campaigns, together with data and ad campaign details from our advertisers, to programmatically acquire advertising inventory from online marketplaces for advertising inventory. The resulting analytics allow advertisers to bid on and instantaneously acquire the advertising inventory that they value the most, pay less for advertising inventory they value less and refrain from bidding on advertising inventory that does not fit their ad campaign parameters.

In 2024, we increased our investment in Smadex, including increases in our sales force, technology team and cloud infrastructure. Going forward, we intend to focus on further building AI into our Smadex platform and expanding our sales team to increase the number of customers we serve, among other things.

Adwake

Adwake provides managed services similar to those provided by Smadex, except that our sales team uses third-party programmatic platforms for ad purchases. We are paid when a specific action is completed—such as an app install, a purchase or a registration. Adwake makes a profit between what the app developer pays Adwake to acquire a mobile app user and what it costs Adwake to find and deliver that user.

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

Technology Competition

The advertising technology & services business is dynamic, rapidly changing and highly competitive, influenced by frequent technological advances, trends in both the overall advertising and digital advertising markets, changing customer perceptions and expectations, and governmental or regulatory oversight and action in the areas of data use, data privacy and other matters.

Smadex and Adwake compete with other advertising technology and services companies such as AppLovin Corporation, The Trade Desk, Inc., Criteo Corp., Liftoff, Inc. and Moloco, Inc., which also have a global presence selling advertisements through their ad purchasing platforms. Many of our competitors in the advertising technology & services business have significantly larger financial resources and/or longer operating histories than we have in this space.

Entravision Global Partners

Prior to the sale of our EGP business in June 2024, for financial reporting purposes we reported in three segments – digital, television and audio - based on the type of medium in which we sold advertising. Our digital segment was the largest segment in terms of revenue and our EGP business was the largest component of our digital segment.

In our former EGP business, we acted as an intermediary between primarily global media companies and advertisers, which consisted of either the enterprise or its ad agency running the advertisement. Our customers were both these primarily global media companies and advertisers. On March 4, 2024, we received a communication from Meta Platforms, Inc. (“Meta”) that it intended to wind down its Authorized Sales Partners ("ASP") program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. As a result of this communication from Meta, our CEO, who is also our chief operating decision maker ("CODM"), led a thorough review of our operations, cost structure, digital strategy and organization of our business. This review led to the decision to sell the enterprises comprising our EGP business -- the largest business unit of what was then our digital segment. Following this decision, during the second quarter of 2024, we entered into a definitive agreement to sell substantially all of our EGP business to IMS Internet Media Services, Inc. ("IMS"). The transaction was completed on June 28, 2024. The remaining parts of our EGP business, Jack of Digital ("Jack of Digital") and Adsmurai, S.L. ("Adsmurai"), were each sold back to their respective founders in separate transactions during the second quarter of 2024.

As a result of the sale of our EGP business, effective July 1, 2024, we have realigned our operating segments into two segments – media and advertising technology & services – based on the products and services we sell, consistent with our current operational and management structure, the basis that is now used for internal management reporting and how our CEO evaluates our business.

Seasonality

Seasonal net revenue fluctuations are common in television and radio broadcasting, and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In our media segment, our first fiscal quarter generally produces the lowest net revenue for the year, and our second and third fiscal quarters generally produce the highest net revenue for the year. In addition, advertising revenue across our segments is generally higher during presidential election years (2020, 2024, etc.) and, to a lesser degree, Congressional mid-term election years (2018, 2022, etc.), resulting from increased political advertising in those years compared to other years. Advertising revenue in our audio operations is also generally higher during years when we broadcast the FIFA World Cup on our radio stations (2018, 2022, etc.).

Our advertising technology & services operations are not significantly subject to seasonality, although net revenue in this segment generally is expected to increase in each fiscal quarter over the course of the year.

Regulation of Television and Radio Broadcasting

General. The FCC regulates television and radio broadcast stations pursuant to the Communications Act of 1934, as amended (the “Communications Act”). Among other things, the FCC determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, changes in ownership, control, operation, programming, MVPD carriage and employment practices of stations.

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

FCC Licenses. Television and radio stations operate pursuant to licenses that are granted by the FCC for a term of eight years, subject to renewal upon application to the FCC. We carefully monitor our stations’ compliance with the various regulatory requirements that are necessary for the FCC renewal process.

License renewal applications for certain of our stations remain pending. The affected stations are authorized to continue operations until the FCC acts upon those applications. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect.

Ownership Matters. The FCC applies a series of broadcast ownership rules that, among other things, limit the amount of foreign ownership, capitalization structures and cross-ownership with other broadcasters by shareholders, directors and officers in companies such as ours. We monitor these rules carefully to assure compliance.

The Communications Act requires prior consent of the FCC for the assignment of a broadcast license or the transfer of control of an entity holding a license. In determining whether to approve an assignment of a television or radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers a number of factors pertaining to the assignee or transferee including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests therein, and the Communications Act’s limitations on foreign ownership and compliance with the FCC rules and regulations.

Under the Communications Act, a broadcast license may not, absent a public interest determination by the FCC, be granted to or held by persons who are not U.S. citizens, by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives or by non-U.S. corporations. Our certificate of incorporation restricts the ownership and voting of our capital stock to enable us to comply with these foreign ownership limitations.

With regard to the national television ownership limit, a company can own full-power television stations collectively reaching up to a 39% share of U.S. television households. Limits on ownership of multiple television stations in the same local market still apply, even if the 39% limit is not reached on a national level. The FCC has an open proceeding to determine whether and how to apply the UHF discount policy, whereby UHF stations are deemed to serve only one-half of the population in their television markets for purposes of the national television ownership limit.

The FCC has previously decided that TelevisaUnivision holds an attributable interest in certain of our television stations affiliated with its broadcast networks, which it must count for local and national multiple ownership purposes. Should the UHF discount be eliminated or the nationwide cap be interpreted to treat all stations on an equal basis, TelevisaUnivision may, in the absence of retroactive applicability, which the FCC customarily does not apply, have to divest certain stations or be limited in its ability to acquire certain additional television stations.

“Retransmission Consent” and “Must Carry” Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act"), require each full-power television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

•
require carriage of its signal by MVPDs in the station’s market, which is referred to as “must carry” rules; or
•
negotiate the terms on which such broadcast station would permit transmission of its signal by the MVPDs within its market, which is referred to as “retransmission consent.”

For the three-year period that commenced on January 1, 2024, we elected “retransmission consent” with most of the MVPDs that carry our full-power television programming in our television markets. We have arrangements or have entered into agreements with nearly all of our MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights.

Regulation of Digital Advertising

We are subject to many U.S. federal and state laws and regulations, as well as laws and regulations of other jurisdictions, applicable to businesses engaged in providing digital advertising services. The United States and certain foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising activities and the use of consumer data and personally identifying information, or PII, in digital advertising. In general, these laws limit the use of PII, impose substantial information security obligations, limit our ability to transfer data across national borders, provide consumers with expanded rights to access and delete their data and PII, limit the retention and use of that information, and provide consumers with the right to opt out of or opt in to the sharing of personal data for retargeting and certain customized advertising purposes. Examples of these laws include several U.S. state privacy laws and regulations, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, or the Delete Act, and regulations promulgated thereunder, the General Data Protection Regulation, or GPDR, which applies to activities conducted from an establishment in the European Union, or the E.U., as well as the United Kingdom Data Protections and the U.K. GDPR, which apply to activities conducted by businesses processing data in the U.K. These privacy and data-protection related laws and regulations are evolving rapidly, with new or modified laws and regulations proposed and implemented frequently, and existing laws and regulations subject to new or different interpretations.

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

We also participate in industry self-regulatory programs, including the Interactive Advertising Bureau, or IAB, under which, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising, and allow them to opt out from the use of data we collect for the delivery of targeted advertising. Certain industry standard technology solutions seek to facilitate compliance with various U.S. and foreign laws. These include the IAB’s Transparency and Control Framework, which manages compliance for digital advertising under the GDPR and other E.U. and U.K. privacy laws; and the IAB’s Multi-State Privacy Agreement, which assists advertising agencies, marketers, publishers and ad-tech companies to comply with state privacy laws. Use of these solutions can create additional costs and complexity for us in engaging with customers, and will require effort to monitor the impact of proposed changes, all of which may increase operating costs, or limit our ability to operate or expand our business. Some self-regulatory bodies have the ability to discipline members or participants. Additionally, they could refer violations of their requirements to the FTC or other regulators.

Human Capital Management

As of December 31, 2024, we had approximately 990 employees in approximately 20 countries worldwide. Approximately 684 employees were employed in the United States and approximately 306 employees were employed in foreign countries. While we do not employ specific human capital measures in our business, we are committed to the overall health, safety and wellness of our employees. We offer our employees various health and wellness benefits that are tailored to the countries in which they are located, which we believe provide a sense of security. We also offer career growth and development opportunities. For example, we make available to our sales team, on a global basis, training to enhance their job-related skills.

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

Risks in our Media Operations

We operate in highly competitive industries subject to changing technologies, and we may not be able to compete successfully.

We operate in highly competitive industries. Our television and radio stations compete for audiences and advertising with other television stations, radio stations and digital media platforms, as well as with other forms of media and content delivery. Advances in technologies and alternative methods of content delivery, as well as changes in audience or advertiser expectations driven by changes in these or other technologies and methods of content delivery across our segments, could have a material adverse effect on our business and results of operations.

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

Our success depends, in part, upon our ability to secure repeat business from existing advertisers, while expanding the number of advertisers for which we provide services. Because we do not have long-term agreements with advertisers, and because advertising insertion orders may be cancelled prior to the completion of the campaign without penalty, subject to payment for advertisements that have already been delivered, we cannot guarantee that our current advertisers will continue to use our services, or that we will be able to replace advertisers who cease using our services with new advertising customers. These events, were they to occur, would have a material adverse effect on our business and results of operations, especially if we are unable to replace such advertising purchases.

While our revenue is variable based on many factors, many of our operating expenses are fixed.

Many of our operating expenses are based, at least in part, on our expectations of future revenue and are therefore relatively fixed once budgeted. Weakness in advertising sales or our inability to change some of our fixed operating costs to variable operating costs could narrow profit margins and have a material adverse effect on our business and results of operations.

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

Revenues generated from our retransmission consent agreements may decline and may be adversely affected by a variety of factors. The principal factor is the reduction in subscribers as existing subscribers elect to terminate service, thereby reducing the subscriber base on which retransmission consent payments are determined. Other factors that may have an adverse effect on such revenues are network program suppliers seeking reverse network compensation, the growing concentration in the MVPD industry, and the resistance of MVPDs to continue to compensate broadcasters adequately for the programming that they deliver. All of these factors may result in the amounts that MVPDs are willing or able to pay for our programming being materially adversely affected.

Changes in the competitive landscape or technology may impact our ability to monetize our spectrum assets.

We rely on the demand to broadcast multicast networks and demand from telecommunications operators to operate interference free in our markets in order to monetize our spectrum. There are no assurances that this demand will continue in future periods. If we are not able, for technological, business or other reasons, to adapt to these changes in technology on a timely and effective basis, our ability to monetize our spectrum assets could be impacted and have a material adverse effect on our business and results of operations.

We face declining audiences in our television and audio operations.

In general, our television and audio operations face declining audiences, which we believe is present across the broadcast industry, competition with the other major Spanish-language broadcasters, and changing demographics and preferences of audiences in terms of the media they prefer to view, including streaming and social media, as well as other digital and innovative outlets. We anticipate that these changes in viewer habits will persist and may accelerate for at least the foreseeable future and possibly permanently. Additionally, we have previously noted a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media, and we expect this trend to continue. As a result of these trends, our business and results of operations could be materially adversely affected.

Our television stations compete for audiences and advertising revenue primarily on the basis of programming content and advertising rates. Audience ratings are a key factor in determining our television advertising rates and the revenue that we generate. If our network partners’ programming success or ratings were to decline, it could lead to a reduction in our advertising rates and advertising revenue on which our television business depends. Additionally, by aligning ourselves closely with TelevisaUnivision, we might forego other opportunities that could diversify our television programming and avoid dependence on TelevisaUnivision’s television networks. Decreases in audience ratings, with potential resulting decreases in advertising rates and revenue, could have a material adverse effect on our business and results of operations.

Our emphasis on enhancing our local news programming as a means to increase advertising revenue may not produce the results we hope.

We have made a substantial investment in enhancing our sales teams and local news programming as a strategy to capitalize on what we hope to be increased avenues to advertising revenue. We may not be successful in such efforts, because our local news programming and/or sales efforts may not be, or may not be perceived to be, effective or attractive to advertisers.

If our network affiliation and/or other contractual relationships with broadcast networks, including but not limited to TelevisaUnivision, terminate or otherwise change in an adverse manner, it could negatively affect our television ratings, business, results of operations and financial condition.

Our network affiliations and other contractual relationships with television networks, particularly TelevisaUnivision, are essential to our business, results of operations and financial condition. If our network affiliation and/or other agreements or contractual relationship with a network, especially in the case of the Univision network, were terminated, in whole or in part, or if a network, such as Univision, were to stop providing programming to us for any reason and we were unable to obtain replacement programming of comparable quality, it would have a material adverse effect on our business, results of operations and financial condition.

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

Risks in Our Advertising Technology & Services Operations

If we fail to maintain and grow our relationships with our advertisers, our business, results of operations and financial condition could be adversely affected.

The agreements we typically have with advertisers do not require them to use our services exclusively. Because they may conduct business with digital platforms with which we do not have commercial agreements, we cannot assure you that we will be able to maintain our existing relationships with advertisers, or develop new relationships with them. If we fail to retain or expand our existing advertiser base or increase the amount of advertising purchases they make through us, our revenues and results of operations could be materially adversely affected.

Reduced advertising inventory or advertising channels or changes in the attractiveness of certain advertising channels could have a material adverse effect on our business, results of operations and financial condition.

The amount, quality, type and cost of advertising inventory available through Smadex and Adwake are subject to fluctuation. Any decrease in the availability of advertising inventory could reduce the services we offer to advertisers and decrease the perceived value or effectiveness of those services.

Changes in the attractiveness of advertising inventory that we access, due to events outside our control, may reduce demand for the inventory we sell. If we fail to maintain a diversified mix or consistent supply of quality inventory for any reason, a possible decrease in the demand for our services could have a material adverse effect on our business and results of operations.

New and existing technologies and changes in third party platforms that modify the digital advertising marketplace and how advertising is conducted online could have a material adverse effect on our business and results of operations.

Our industry is subject to rapid and frequent changes in technology, including the introduction of privacy-forward technologies aimed at limiting or blocking digital advertising and customized or targeted advertising. Such actions could reduce the value of our services, and have a material adverse effect on our business, results of operations and financial condition. Further restrictions by third party platforms could adversely affect our ability to use data in our advertising technology & solutions business, which could have a material adverse effect on our business and results of operations.

If we fail to respond to changes in the digital advertising industry, our business may become less competitive.

Our business depends not only on our ability to effectively service the advertisers with which we have relationships, but to develop new solutions in order to meet the changing needs of advertisers. Digital platforms are quickly evolving, while both media companies and advertisers are learning more about the digital advertising industry. As advertisers further develop their own technological knowledge that would allow them to navigate the digital advertising market themselves, and to the degree that digital platforms become more directly accessible to advertisers, our role as an intermediary between media companies selling their advertising inventory through various platforms and advertisers could become less attractive, resulting in a material adverse effect on our business and results of operations.

We compete with media companies themselves, as well as with other digital advertising companies.

We compete both with other digital advertising companies and with large media companies themselves that sell their own advertising inventory directly to advertisers. The decision of such media companies to compete with us may be unrelated to the results we achieve by our own efforts and could materially adversely affect our business and results of operations.

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

Our international operations subject us to significant costs and risks.

Our international operations subject us to many risks associated with supporting a business across many cultures, customs, monetary, legal and regulatory systems. Such general risks include but are not limited to geopolitical concerns, local politics, governmental instability, socioeconomic disparities, fiscal policies, high inflation and hyper-inflation, currency fluctuations, currency exchange controls, restrictions on repatriating foreign-derived profits to the United States, local regulatory compliance, punitive tariffs, different local tax policies, trade embargoes, import and export license requirements, trade restrictions, greater difficulty collecting accounts receivable, unfamiliarity with local laws and regulations, differing legal standards in enforcing or defending our rights in courts or otherwise, changes in labor conditions, difficulties in staffing and managing international operations, difficulties in finding personnel locally who are capable of complying with the financial and reporting requirements of U.S. reporting companies, actions taken by foreign governments to respond to localized public health and other emergencies, and other cultural differences. Foreign economies may differ favorably or unfavorably from the U.S. economy in growth of gross domestic product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions, and in many other respects.

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

We rely on various technologies in our business, including but not limited to our Smadex ad purchasing platform, and the aggregation and analysis of data collected about online users in our advertising technology & services business. While much of this technology is proprietary, we have not determined the extent to which this technology is protectable. To the extent that such technology is not protectable, others could use the same, or similar, technology in competition with us. Such competition could have a material adverse effect on our business, revenue and results of operations.

In the past we have experienced, and we may in the future experience, difficulty establishing adequate management and financial controls in some of the countries in which we operate.

Certain of the countries in which we operate historically have been deficient in U.S.-style local management and concepts of internal control over financial reporting, or ICFR, as well as in modern banking and other control systems. We have experienced these problems in the past and may experience them in the future. We have had, and we may have, difficulty in hiring and retaining a sufficient number of locally-qualified employees to work in such countries who are capable of satisfying all the obligations of a U.S. public reporting company, including ICFR. As a result of these factors, we may experience difficulty in establishing adequate management and financial controls (including ICFR), collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices in such countries in order to meet the requirements of generally accepted accounting principles in the United States, or U.S. GAAP, and the rules and regulations of the SEC as in effect from time to time that are applicable to reporting companies.

Financial Risks

Our substantial level of debt could limit our ability to grow and compete.

Our total indebtedness, net of unamortized debt issuance costs, was $187.0 million as of December 31, 2024. Our substantial indebtedness could have important consequences to our business, including without limitation:

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

The failure to comply with the financial covenants under the 2023 Credit Agreement could have a material adverse effect on our operations and financial condition.

The 2023 Credit Agreement contains various financial covenants. Our failure to meet these covenants would constitute an event of default under the 2023 Credit Agreement.

As a result of the sale of the EGP business, consolidated EBITDA (as defined in the 2023 Credit Agreement) has been significantly reduced. Due to this and other risks and uncertainties regarding forecasts and projections about our operations, industry, financial condition, performance, operating results and liquidity, we may not maintain compliance with the financial covenants in the 2023 Credit Agreement.

If an event of default were to occur and if we are unable to obtain waivers or amendments to the 2023 Credit Agreement, our lenders, among other actions, could elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or terminate their commitments, if any, to make further extensions of credit. Additionally, if an event of default were to occur, our lenders would have the right to proceed against the collateral granted to them to secure that debt, which consists of substantially all of our assets.

If the debt under the 2023 Credit Agreement were to be accelerated, among other things we could seek to mitigate the default by refinancing our debt or raising additional capital by issuing equity or debt. There is no guarantee that any such refinancing or capital would be available to us on favorable terms or at all. The failure to mitigate a default under the 2023 Credit Agreement would have a material adverse effect on our operations and financial condition.

Our advertising revenue can vary substantially from period to period based on many factors beyond our control, including but not limited to those discussed herein. This volatility affects our operating results and may reduce our ability to repay indebtedness or comply with any of the covenants or ratios under the 2023 Credit Agreement or reduce the market value of our securities.

We rely on sales of advertising time for most of our revenues and, as a result, our operating results are sensitive to the amount of advertising revenue we generate. Changes in the way we do business with various media companies could materially adversely affect our revenues and results of operations, alter or result in the termination of our relationship with such media company and/or result in our withdrawal from a given geographic market. If we generate less revenue, it may be more difficult for us to repay our indebtedness or comply with any of the covenants or ratios under the 2023 Credit Agreement, and the value of our business may decline.

We may need to raise capital if our current liquidity is insufficient to fund business activities. If we cannot raise such on favorable terms or at all, we may have to reduce or curtail certain existing operations.

We require significant capital for general working capital and debt service needs. Our ability to raise additional funds is limited by the terms of the 2023 Credit Agreement. Our failure to obtain any required new financing, if needed, could have a material adverse effect on our results of operations and financial condition. Additionally, if our then-current liquidity is insufficient to fund future activities, or we do not remain in compliance with our financial covenants under the 2023 Credit Agreement, we may be required to seek additional equity or debt financing in the future to satisfy capital requirements in response to these adverse developments or other changes in our circumstance or unforeseen events or conditions. In the event that additional financing is required from third party sources, we may not be able to raise it on favorable terms or at all. In such event, we may have to reduce or curtail certain existing operations. The failure to obtain any required capital could have a material adverse effect on our business and financial condition.

We expect to experience fluctuations in foreign exchange rates in our overseas operations.

Our consolidated financial statements of our operations outside the United States are translated into U.S. Dollars at the average exchange rates in each applicable period. To the extent that the U.S. Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions will result in reduced revenue and operating expenses for our international operations. Similarly, to the extent that the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue and operating expenses for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign operations into U.S. Dollars in consolidation. In addition, we may have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. Moreover, some of the countries in which our advertising technology & services business operates, including Mexico, Argentina and Brazil, have experienced significant and sometimes sudden devaluations of their currency over time, which could magnify these fluctuations, should they happen again in the future.

Regulatory Risks

If we cannot renew our FCC broadcast licenses, our broadcast operations would be impaired, which could have a material and adverse effect on our business, results of operations and financial condition.

Our television and radio operations depend upon maintaining our broadcast licenses, which are issued by the FCC. The FCC has the authority to renew licenses, not renew them, renew them only with significant qualifications, including renewals for less than a full term or revoke them. Although a substantial majority of our radio station licenses and many of our television station licenses have been renewed for their full terms in the ordinary course, we cannot guarantee that our pending or future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could materially and adversely affect our operations. If we fail to renew any of our stations’ main licenses, or if we renew our licenses with substantial conditions or modifications (including renewing one or more of our licenses for less than the standard term of eight years), it could have a material adverse effect on our business, results of operations and financial condition. In addition, our 2023 Credit Agreement requires us to maintain our FCC licenses, and if the FCC were to revoke or place significant limitations on any of our material licenses, our lenders could declare us in default under the 2023 Credit Agreement, and any cancellation or acceleration thereof could have a material adverse effect on our financial condition.

We are subject to extensive additional regulation by the FCC in our television and radio operations.

Our television and radio operations are highly regulated by the FCC. We must comply with extensive current and any future laws and regulations, including but not limited to those concerning displacement of low-power stations, elimination or limitation on our MVPD carriage rights, ownership rules, broadcasting to serve the “public interest”, sponsorship identification, regulation of so-called “indecent” content and equal opportunity in hiring requirements. We cannot predict what changes, if any, might be adopted, to existing regulations or what other matters might be considered by the FCC in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposal or our compliance might have on our business. Our inability or failure to comply with all current and future regulatory requirements that apply to our operations could have a material adverse impact, among other things, on our ability to build a stronger or more efficient presence in select markets, our competitive position in certain markets, our ratings, our advertising rates and our results of operations.

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

U.S. and foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising activities and the use of consumer data in digital advertising. Several states have enacted laws which affect the collection, use, retention, protection, disclosure, transfer and other processing of personal data, particularly in relation to digital advertising services, which can limit the data available for use in Smadex and Adwake.

Privacy legislation in other jurisdictions also continues to evolve. Such legislation will require additional compliance measures, which can impose additional costs and expose us to increased regulatory scrutiny, which may increase the cost and complexity of delivering our services. We may also be required to change our current practices regarding the volume of personal data that can be collected and used for our business purposes, including by our customers.

We must comply with this large and changing body of laws and regulations in all the jurisdictions throughout the world where we do business. Our failure to do so could subject us to enforcement action, fines and reputational harm, resulting in a material adverse effect on our business, results of operations and financial condition. Among other things, compliance with such laws and regulations could increase our cost of doing business, limit our ability to collect and process personal data, expose us to regulatory investigations and civil actions, and/or reduce the demand for our advertising technology & services offerings, materially adversely affecting our business, results of operations and financial condition.

We are subject to new and rapidly evolving legislation and/or regulations, as well as industry standards and consumer preferences, in respect of protection of personal and similar data and any failure by us to comply with these regulations could result in loss of business, reputation and/or fines.

Our ability to optimize the delivery of digital advertisements depends on our ability to successfully leverage data, including data that we collect from advertisers, publishers and third parties, as well as our own operating history. Using cookies and non-cookie based mechanisms, we collect information about the interactions of online users with advertisers and publishers’ digital properties, including, for example, information about the placement of advertisements and users’ interactions with websites or advertisements. The handling and protection of personal information, including but not limited to PII, is regulated in many jurisdictions where we operate, including but not limited to the Delete Act in California, similar state privacy laws throughout the United States, and the GDPR in the E.U. We are also subject to rapidly changing industry standards, consumer preferences, changes in technology, including changes in web browser technology, Global Privacy Control signals, increased visibility of consent or “do not track” mechanisms or “ad-blocking” software, and restrictions imposed by large software companies and platform providers, web browser developers or other software developers.

The cost of such ongoing monitoring and compliance by us may be significant. In addition, any failure by us to comply with applicable data protection laws and regulations in any of the jurisdiction where we do business, or comply with industry standards or consumer preferences in this regard, could subject us to significant penalties, negative publicity and reputational damage with advertisers, which in turn could have a material adverse effect on our business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy. We recognize the critical role that cybersecurity plays in protecting our operations, customers, and digital assets. As part of our broader technology and information security risk management framework, our cybersecurity strategy is designed to safeguard the confidentiality, integrity and availability of our systems and data. We continuously assess, strengthen and refine our cybersecurity practices to adapt to an evolving threat landscape.

Our cybersecurity risk management program is built on a foundation of monitoring, proactive risk mitigation and adherence to industry best practices. Over the past year, we have implemented several key enhancements to further bolster our cybersecurity defenses. A security awareness training program has been introduced across our company to educate employees on cybersecurity threats and best practices. Additionally, we have expanded our asset management capabilities, improving visibility into our technology infrastructure and evaluating advanced solutions for more comprehensive oversight.

To protect against unauthorized access, our identity and access management framework continues to evolve, incorporating multi-factor authentication and single sign-on to enhance access security. In parallel, our vulnerability management program is actively managed to identify, assess, and remediate security risks before they can be exploited. To further secure our infrastructure, we have deployed an advanced endpoint security solution, ensuring that all company devices are protected against malware and other cyber threats.

A core component of our security framework is our threat detection and response capability. We have implemented an extended detection and response system that provides continuous monitoring, real-time threat detection and automated response mechanisms to mitigate cybersecurity risks. Our governance, risk and compliance initiatives have also advanced, with ongoing efforts to standardize security policies and align with regulatory and industry standards. Penetration testing is conducted to assess our security posture and identify potential vulnerabilities, ensuring that our defenses remain resilient against emerging threats.

Understanding the risks posed by external partners, we have strengthened our third-party risk management program. This initiative focuses on evaluating and monitoring the cybersecurity practices of our vendors, service providers, and business partners to mitigate potential supply chain risks. Additionally, our incident response plan has been enhanced to support swift detection, containment, and remediation of cybersecurity incidents, ensuring operational continuity and minimal disruption with the addition of an incident response retainer.

As of the date of this report, we have not identified any cybersecurity threats, including any past cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, financial condition, or results of operations. We continue to monitor cybersecurity risks closely and remain committed to taking proactive measures to address evolving threats.

Cybersecurity Governance. We have established a cybersecurity governance framework to ensure effective oversight, accountability, and strategic alignment across the organization. The Audit Committee of our Board of Directors oversees cybersecurity-related risks as part of its broader risk management responsibilities. The Audit Committee of the Board of Directors receives periodic reports from executive management and external cybersecurity advisors on our security initiatives, emerging threats and risk mitigation efforts.

Day-to-day management of our cybersecurity program is led by our Chief Information Security Officer, or CISO, who is responsible for overseeing information security policies, threat mitigation strategies, and compliance initiatives. The CISO provides periodic updates to management and the Audit Committee of the Board of Directors, ensuring that cybersecurity remains a key focus of our risk management framework. Our incident response protocols are structured to provide clear escalation pathways for cybersecurity incidents, ensuring that appropriate leadership is engaged in a timely manner to coordinate an effective response.

We also maintain stringent security requirements for third-party service providers, ensuring that vendors comply with our cybersecurity policies and controls. Our third-party risk management program includes due diligence assessments prior to engagement and ongoing security evaluations to mitigate external risks that could impact our operations.

As cybersecurity threats continue to evolve, we remain committed to strengthening our cybersecurity governance model, enhancing transparency and implementing best-in-class security measures. Our approach reflects a proactive commitment to protecting our digital infrastructure, ensuring business continuity and upholding the trust of our stakeholders.

ITEM 2. PROPERTIES

Our corporate headquarters and main operational offices for our audio segment are located in Burbank, California. We lease approximately 12,000 square feet of space in the building housing our corporate headquarters under a lease that expires February 28, 2026. Our corporate headquarters and main operational offices for our audio segment were previously located in Santa Monica, California. We leased approximately 38,000 square feet of space in the building housing our previous corporate headquarters under a lease that expires January 31, 2034. Our management decided to vacate the facility in February 2025 and cease making further lease payments.

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

See Notes 8 and 20 to Notes to Consolidated Financial Statements.

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

As of March 3, 2025, there were approximately 153 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by S&P Global Market Intelligence, depicts our performance for the period from December 31, 2019 through December 31, 2024, as measured by total stockholder return calculated on a dividend reinvestment basis, on our Class A common stock, compared with the total return of the S&P 500 Index, the S&P Broadcasting & Cable TV Index and the Dow Jones U.S. Media Index. This graph assumes $100 was invested in each of our Class A Common Stock, the S&P 500 Index, the S&P Broadcasting & Cable TV Index and the Dow Jones U.S. Media Index, as of the market close on December 31, 2019. Starting in our Annual Report on Form 10-K for the year ended December 31, 2021, we added the Dow Jones U.S. Media Index, which was not included in the years prior to 2021, to reflect that our operations have diversified beyond broadcasting. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Entravision Communications Corporation, the S&P 500 Index, the S&P Broadcasting Index,

and the Dow Jones U.S. Media Index

Total Return Performance
400
300
200
100
0
Index Value
Entravision Communications Corporation
S&P 500 Index
S&P Broadcasting Index
Dow Jones U.S. Media Index
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Entravision Communications Corporation	100.00	112.21	281.71	203.32	184.70	115.33
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P Broadcasting Index	100.00	87.18	82.92	58.03	55.30	70.79
Dow Jones U.S. Media Index	100.00	122.51	114.76	68.72	79.44	84.88

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

We did not repurchase any shares of our Class A common stock during 2024. As of December 31, 2024, we have repurchased a total of 1.8 million shares of our Class A common stock under the share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of December 31, 2024.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2024, 2023 and 2022 and consolidated financial condition as of December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

The discussion and analysis of our financial condition and results of operations for 2024 compared to 2023 appears below. As a smaller reporting company, we have chosen to omit the discussion and analysis of our financial condition and results of operations for 2023 compared to 2022.

OVERVIEW

Entravision owns and operates one of the largest groups of Spanish language television and radio stations in the United States. Our mission is to serve our Latino audience as a trusted provider of useful news, information and entertainment and to serve our advertisers by providing multi-channel marketing capabilities to engage our audience.

Entravision also owns and operates a smaller group of television stations that broadcast English language programming and has operations that provide programmatic advertising technology and services. We have organized our operations into two reportable segments. Our media segment includes our television, radio and digital marketing operations. Our advertising and technology services segment provides programmatic advertising and technology services through Smadex, our demand-side programmatic advertising purchasing platform, and Adwake, our performance-based media advertising agency.

In 2024 we discontinued and divested a significant portion of Entravision’s operations, which largely consisted of a collection of acquisitions that had been completed prior to 2024.

Our net revenue for the year ended December 31, 2024 was $364.9 million. Of this amount, revenue generated by our media segment accounted for approximately 61%, and revenue generated by our advertising technology & services segment accounted for approximately 39% of total revenue.

See "Item 1. Business" for an overview of our business, the industry in which we operate, certain industry trends and important recent business developments.

2024 Highlights

•
Our consolidated net revenue for the year ended December 31, 2024 increased 23% over the prior year period.
•
We achieved record political advertising revenue in 2024. In fact, 2024 marked the fifth election cycle in a row where we benefited from increased political advertising revenue compared to the previous election cycle.
•
Following a decision by Meta to terminate its ASP program globally, including us, and an evaluation of our business in light of that decision, we sold our EGP business in a series of transactions in the second quarter of 2024. The sale of our EGP business has allowed us to focus our operations on the products and services we sell instead of the type of advertising medium in which we sell them, which had been our historic operational approach. We have realigned our operational and management structure accordingly.
•
In 2024 we significantly enhanced our local news programming. We also made substantial investments in our news operations to capitalize on advertising inventory during our newscasts. We added early morning and midday news in all of our markets, whereas previously we broadcast early evening and late-night news. As a result of implementing this strategy, we added 107 new weekly newscasts on our TelevisaUnivision- affiliated television stations, delivering more than 400 hours of weekly news coverage across 415 newscasts. We now provide morning, midday, early evening and late news in all of our markets; and
•
In late 2024 we increased the size of our media sales team and it is our current intention that this will continue in 2025. We also intend to focus on enhancements to our operations and sales support, training and leadership functions.

Acquisitions and Dispositions

See Notes 3 and 4 to Notes to Consolidated Financial Statements for details.

RESULTS OF OPERATIONS

Separate financial data for each of our operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. We evaluate the performance of our operating segments based on the following (in thousands):

	Year Ended December 31,			% Change	% Change
	2024	2023	2022	2024 to 2023	2023 to 2022
Net Revenue
Media	$222,061	$196,268	$230,698	13%	(15)%
Advertising Technology & Services	142,887	100,775	93,292	42%	8%
Consolidated	364,948	297,043	323,990	23%	(8)%
Cost of revenue
Media	16,726	10,952	10,580	53%	4%
Advertising Technology & Services	85,470	66,262	60,006	29%	10%
Consolidated	102,196	77,214	70,586	32%	9%
Direct operating expenses
Media	110,988	96,925	94,742	15%	2%
Advertising Technology & Services	25,274	16,306	14,578	55%	12%
Consolidated	136,262	113,231	109,320	20%	4%
Selling, general and administrative expenses
Media	42,759	36,000	36,327	19%	(1)%
Advertising Technology & Services	20,109	13,761	10,661	46%	29%
Consolidated	62,868	49,761	46,988	26%	6%
Depreciation and amortization
Media	12,891	11,975	13,661	8%	(12)%
Advertising Technology & Services	3,930	4,417	1,986	(11)%	122%
Consolidated	16,821	16,392	15,647	3%	5%
Segment operating profit (loss)
Media	38,697	40,416	75,388	(4)%	(46)%
Advertising Technology & Services	8,104	29	6,061	*	(100)%
Consolidated	46,801	40,445	81,449	16%	(50)%
Corporate expenses	37,498	50,294	49,404	(25)%	2%
Change in fair value of contingent consideration	(629)	821	(1,800)	*	*
Impairment charge	61,220	13,267	1,600	361%	729%
Foreign currency (gain) loss	692	1,950	1,244	(65)%	57%
Other operating (gain) loss	-	609	423	(100)%	44%
Operating income (loss)	(51,980)	(26,496)	30,578	96%	(187)%
Interest expense	(16,472)	(16,833)	(10,536)	(2)%	60%
Interest income	2,458	3,405	2,740	(28)%	24%
Dividend income	10	35	20	(71)%	75%
Realized gain (loss) on marketable securities	(110)	(93)	(532)	18%	(83)%
Gain (loss) on debt extinguishment	(91)	(1,556)	-	(94)%	*
Income (loss) before income taxes from continuing operations	$(66,185)	$(41,538)	$22,270	59%	*

Capital expenditures
Media	$7,089	$21,208	$6,975
Advertising Technology & Services	372	3,643	2,538
Consolidated	$7,461	$24,851	$9,513

* Percentage not meaningful.

Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Consolidated Operations

Net Revenue. Net revenue increased to $364.9 million for the year ended December 31, 2024 from $297.0 million for the year ended December 31, 2023. This increase was primarily attributable to an increase of $25.8 million in advertising revenue from our media segment, and an increase of $42.1 million in advertising revenue from our advertising technology & services segment.

Cost of revenue. Cost of revenue increased to $102.2 million for the year ended December 31, 2024 from $77.2 million for the year ended December 31, 2023. This increase was primarily attributable to an increase of $5.8 million in cost of revenue from our media segment, and an increase of $19.2 million in cost of revenue from our advertising technology & services segment.

Direct Operating Expenses. Direct operating expenses increased to $136.3 million for the year ended December 31, 2024 from $113.2 million for the year ended December 31, 2023. This increase was primarily attributable to an increase of $14.1 million in direct operating expenses in our media segment and an increase of $9.0 million in direct operating expenses in our advertising technology & services segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $62.9 million for the year ended December 31, 2024 from $49.8 million for the year ended December 31, 2023. This increase was primarily attributable to an increase of $6.8 million in selling, general and administrative expenses in our media segment and an increase of $6.3 million in selling, general and administrative expenses in our advertising technology & services segment.

Depreciation and Amortization. Depreciation and amortization increased to $16.8 million for the year ended December 31, 2024 from $16.4 million for the year ended December 31, 2023. This increase was primarily attributable to an increase of $0.9 million in depreciation and amortization in our media segment, partially offset by a decrease of $0.5 million in depreciation and amortization in our advertising technology & services segment.

Corporate Expenses. Effective July 1, 2024, with the realignment of our operations and reassignment of certain responsibilities, certain costs that were previously included as corporate expenses, primarily salaries, are now included in direct operating expenses and in selling, general and administrative expenses.

Corporate expenses decreased to $37.5 million for the year ended December 31, 2024 from $50.3 million for the year ended December 31, 2023. This decrease was primarily due to a decrease of $1.9 million in salaries and bonus expense, a decrease of $3.9 million in non-cash stock-based compensation, a decrease of $3.2 million in professional services expense, and a decrease of $4.8 million in corporate expenses due to the realignment of our operations from three to two segments, as noted above. This decrease was partially offset by an increase of $1.1 million in severance expense.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration, primarily related to earnouts of certain past acquisitions, we recognized income of $0.6 million for the year ended December 31, 2024, and an expense of $0.8 million for the year ended December 31, 2023.

Impairment. For the year ended December 31, 2024, we incurred an impairment charge of $61.2 million, of which $43.3 million was related to goodwill impairment and $17.9 million was related to certain FCC licenses in our media segment. For the year ended December 31, 2023, we incurred an impairment charge of $13.3 million, of which $12.3 million related to certain FCC licenses in our media segment, and an impairment charge of $1.0 million, due to a termination of an agreement with a media company for which we acted as commercial partner in our then digital segment.

Foreign currency loss. We had a foreign currency loss of $0.7 million for the year ended December 31, 2024 compared to a foreign currency loss of $2.0 million for the year ended December 31, 2023. Foreign currency gains and losses are primarily due to currency fluctuations that affect our operations located outside the United States.

Other operating (gain) loss. We had other operating loss of $0.6 million for the year ended December 31, 2023, primarily due to the sale of certain entities doing business as 365 Digital in our then digital segment, partially offset by gain on assets previously held for sale in our then audio segment.

Interest Expense, net. Interest expense, net increased to $14.0 million for the year ended December 31, 2024 from $13.4 million for the year ended December 31, 2023. This increase was primarily due to lower interest income, partially offset by a lower interest rate on our debt and a lower principal balance due to prepayments totaling $20.0 million, which were made in the first half of 2024.

Gain (loss) on debt extinguishment. We recorded a loss on debt extinguishment of $0.1 million for the year ended December 31, 2024 due to prepayments totaling $20.0 million under our 2023 Credit Facility. We recorded a loss on debt extinguishment of $1.6 million for the year ended December 31, 2023 due to the refinancing of our previous credit facility with our 2023 Credit Facility.

Realized gain (loss) on marketable securities. We recorded a realized loss on marketable securities of $0.1 million for each of the years ended December 31, 2024 and 2023.

Income Tax Expense or Benefit. Income tax expense for the year ended December 31, 2024 was $4.1 million. The effective tax rate for the year ended December 31, 2024 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non deductible executive compensation, changes in the fair value of the contingent consideration liability, capital loss on disposal of subsidiaries, changes in uncertain tax benefits, worthless stock deduction, and goodwill impairment. Income tax benefit for the year ended December 31, 2023 was $8.4 million. The effective tax rate for the year ended December 31, 2023 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, changes in the fair value of the contingent consideration liability and worthless stock deduction.

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

Segment Operations

In our former EGP business, we acted as an intermediary between primarily global media companies and advertisers, which consisted of either the enterprise or its ad agency running the advertisement. Our customers were both these primarily global media companies and advertisers. On March 4, 2024, we received a communication from Meta that it intended to wind down its ASP program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. As a result of this communication from Meta, our CEO, who is also our CODM, led a thorough review of our operations, cost structure, digital strategy and organization of our business. This review led to the decision to sell the enterprises comprising our EGP business -- the largest business unit of what was then our digital segment. Following this decision, during the second quarter of 2024, we entered into a definitive agreement to sell substantially all of our EGP business to IMS. The transaction was completed on June 28, 2024. The remaining parts of our EGP business, Jack of Digital and Adsmurai, were each sold back to their respective founders in separate transactions during the second quarter of 2024.

Prior to the sale of the EGP business, for financial reporting purposes we reported in three segments – digital, television and audio, based on the type of medium in which we sold advertising. The sale of the EGP business has allowed us to focus our operations on the products and services we sell instead of the type of advertising medium in which we sell them, which had been our historic operational approach. As a result of the sale of our EGP business, effective July 1, 2024, we have realigned our operating segments into two segments – media and advertising technology & services – consistent with our current operational and management structure, as well as the basis that is now used for internal management reporting and how our CEO evaluates our business. Our reportable segments are the same as our operating segments. Prior periods have been recast to conform to this presentation.

Our media segment consists of sales of advertising through various media, including television, radio and digital. We own and/or operate 49 primary television stations and 44 radio stations (37 FM and 7 AM), reaching and engaging Latinos in the United States. Our television operations comprise the largest affiliate group of both the top-ranked Univision television network and TelevisaUnivision’s UniMás network, with TelevisaUnivision-affiliated stations in 15 of the nation’s top 50 U.S. Latino markets. We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We provide digital marketing solutions in all of the U.S. markets where we have broadcast operations.

Our advertising technology & services segment consists of programmatic ad services through Smadex, our demand side programmatic ad platform, and Adwake, our mobile growth solutions business.

Media

Net Revenue. Net revenue in our media segment increased to $222.1 million for the year ended December 31, 2024 from $196.3 million for the year ended December 31, 2023. This increase was primarily due to an increase of $18.8 million in broadcast advertising revenue, driven by political advertising revenue, an increase of $8.7 million in digital advertising revenue, and an increase of $2.2 million in other revenue, partially offset by a decrease of $1.3 million in spectrum usage rights revenue and a decrease of $2.7 million in retransmission consent revenue.

In general, most of our media operations face declining audiences, which we believe is present across the broadcast industry, competitive factors with the other major Spanish-language broadcasters, and changing demographics and preferences of audiences, particularly younger audiences, in terms of the media they prefer to view, including streaming and social media. We anticipate that these changes in viewer habits will persist at least for the foreseeable future and possibly permanently. Additionally, we have previously noted a trend for advertising to move increasingly from traditional media, such as television and radio, to new media, such as digital media, and we expect this trend will also continue. While we believe that none of these new technologies and services can completely replace local broadcast stations due to the element of localism that broadcasting offers, the challenges we face in our broadcast operations from new technologies and services will continue to require attention from management. We must continue to remain vigilant to meet these changes, including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Cost of revenue. Cost of revenue in our media segment increased to $16.7 million for the year ended December 31, 2024 from $11.0 million for the year ended December 31, 2023, primarily due to the increase in digital advertising revenue.

Direct operating expenses. Direct operating expenses in our media segment increased to $111.0 million for the year ended December 31, 2024 from $96.9 million for the year ended December 31, 2023, primarily due to an increase of $6.9 million in salaries, primarily associated with the expansion of our news programming in anticipation of this year's election cycle, an increase of $3.7 million in other costs associated with the increase in revenue, an increase of $1.7 million in corporate expenses due to the realignment of our operations as noted above, an increase of $0.8 million in ratings services, and an increase of $0.6 million for repairs and maintenance. The remaining increase was due to other items which were individually immaterial.

Selling, general and administrative expenses. Selling, general and administrative expenses in our media segment increased to $42.8 million for the year ended December 31, 2024 from $36.0 million for the year ended December 31, 2023, primarily due to an increase of $4.3 million in salaries and other employee benefits, and an increase of $3.1 million in corporate expenses due to the realignment of our operations as noted above. The increase was offset by other items which were individually immaterial.

Advertising Technology & Services

Net Revenue. Net revenue in our advertising technology & services segment increased to $142.9 million for the year ended December 31, 2024 from $100.8 million for the year ended December 31, 2023. The increase was primarily due to increases in advertising revenue from Smadex and Adwake.

Cost of revenue. Cost of revenue in our advertising technology & services segment increased to $85.5 million for the year ended December 31, 2024 from $66.3 million for the year ended December 31, 2023, primarily due to the increase in digital advertising revenue.

We have previously noted a trend on a global basis in our advertising technology & services operations whereby revenue is shifting more to programmatic revenue. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this trend, we have been offering our programmatic purchasing platform, Smadex, to advertisers. The digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology, customer expectation and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes, including the need to further adjust our business strategies accordingly. No assurances can be given that such strategies will be successful.

Direct Operating Expenses. Direct operating expenses in our advertising technology & services segment increased to $25.3 million for the year ended December 31, 2024 from $16.3 million for the year ended December 31, 2023, primarily due to an increase of $5.9 million in cloud infrastructure expenses and an increase of $3.1 million in salaries.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our advertising technology & services segment increased to $20.1 million for the year ended December 31, 2024, from $13.8 million for the year ended December 31, 2023, primarily due to an increase of $3.8 million in salaries, severance expense of $1.3 million, cloud software expense of $0.8 million, and rent expense $0.5 million.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net loss attributable to common stockholders of $148.9 million and $15.4 million for the years ended December 31, 2024 and 2023, respectively, and net income attributable to common stockholders of $18.1 million for the year ended December 31, 2022. We had positive cash flow from operations of $74.7 million, $75.2 million and $78.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $95.9 million, and available for sale marketable securities in the additional amount of $4.7 million, as of December 31, 2024. Our liquidity is not materially affected by the amounts held in accounts outside the United States.

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

The disposition of our EGP business, the largest business unit of what was then our digital segment, will have a material effect on our results of operations in that total revenue from our advertising technology & services operations, and consolidated revenue, will be, and is expected to remain, significantly lower than it was prior to the disposition of our EGP business. As a result, cash flow from operations will be materially adversely affected in future periods, which could also adversely affect our liquidity and, as discussed below, our ability to comply with financial covenants under the 2023 Credit Agreement.

The 2023 Credit Agreement contains various financial covenants (see Note 10 to Notes to Consolidated Financial Statements). As of December 31, 2024, we were in compliance with the financial covenants in the 2023 Credit Agreement. Compliance with these financial covenants is measured quarterly and our failure to meet the covenant requirements would constitute an event of default. In such event, if we were unable to obtain the necessary waivers or amendments, all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, would become immediately due and payable. Additionally, the lenders would have the right to proceed against the collateral granted to them to secure that debt, which includes substantially all of our assets.

As a result of the sale of the EGP business, our consolidated EBITDA (as defined in the 2023 Credit Agreement and as discussed in more detail below under “Consolidated EBITDA”) has been, and is expected to remain, significantly reduced and, in response, we have taken action to reduce certain expenses to mitigate this fact. In addition, as discussed above, we also have an aggregate $100.6 million of cash and marketable securities as of December 31, 2024, and management projects that we could prepay debt as necessary to remain in compliance with our financial covenants under the 2023 Credit Agreement should that become necessary.

Based on management’s current financial projections and our ability to prepay our debt, management believes that we will maintain compliance with our financial covenants under the 2023 Credit Agreement. Given the inherent uncertainty in financial projections management has identified additional controllable cost reduction actions that can be taken, if necessary, to maintain sufficient liquidity to fund its business activities and to maintain compliance with its debt covenants. Management further believes that our existing cash and projected operating cash flows are adequate to meet our operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying consolidated financial statements.

To the extent that our then-current liquidity is insufficient to fund our business activities or if we do not remain in compliance with our financial covenants under the 2023 Credit Agreement, as a result of not achieving financial projections or otherwise, we may be required to take additional actions which could include seeking additional equity or debt financing in the future to satisfy capital requirements. There is no guarantee that any such capital would be available to us on favorable terms or at all. The failure to obtain any required capital could have a material adverse effect on our operations and financial condition.

Credit Facility

On March 17, 2023, we entered into the 2023 Credit Facility, pursuant to the 2023 Credit Agreement, by and among us, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders” and individually each a “Lender”). The 2023 Credit Agreement amended, restated and replaced in its entirety our previous credit agreement.

In March 2024, we made a prepayment of $10.0 million, of which $8.75 million was applied to the upcoming quarterly principal payments in 2024 under the Term A Facility (as defined in the 2023 Credit Agreement), and $1.25 million was applied to the Revolving Credit Facility (as defined in the 2023 Credit Agreement).

In June 2024, we made an additional prepayment of $10.0 million, of which $4.9 million was a mandatory prepayment as a result of the EGP disposition. The prepayment was applied to the quarterly principal payments in 2025 under the Term A Facility.

For more information, see Item 1A, "Risk Factors", Note 10 to Notes to Consolidated Financial Statements, and the 2023 Credit Agreement itself, which is filed as an exhibit to this report.

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

A reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measure follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to common stockholders	$(148,908)	$(15,437)	$18,119
Net income (loss) attributable to redeemable noncontrolling interest - discontinued operations	(2,779)	158	—
Net income (loss) attributable to noncontrolling interest - discontinued operations	—	(342)	2,050
Interest expense	16,472	16,833	10,536
Interest expense - discontinued operations	219	458	340
Interest income	(2,458)	(3,405)	(2,740)
Interest income - discontinued operations	(731)	(1,650)	(124)
Dividend income	(10)	(35)	(20)
Realized (gain) loss on marketable securities	110	93	532
Gain (loss) on debt extinguishment	91	1,556	—
Income tax expense	4,105	(8,392)	8,871
Income tax expense - discontinued operations	(1,007)	5,642	2,688
Amortization of syndication contracts	450	471	468
Payments on syndication contracts	(451)	(480)	(470)
Non-cash stock-based compensation	14,391	21,524	18,942
Non-cash stock-based compensation - discontinued operations	(544)	2,174	1,092
Depreciation and amortization	16,821	16,392	15,647
Depreciation and amortization - discontinued operations	3,958	11,615	10,050
Change in fair value of contingent consideration	(629)	821	(1,800)
Change in fair value of contingent consideration - discontinued operations	(12,568)	(3,360)	16,010
Impairment charge	61,220	13,267	1,600
Impairment charge - discontinued operations	49,438	—	—
Non-recurring cash severance and restructuring charge	7,321	899	4,316
Other operating (gain) loss	—	609	423
Other operating (gain) loss - discontinued operations	45,187	—	(41)
EBITDA attributable to redeemable noncontrolling interest - discontinued operations	(167)	(1,515)	(3,399)
EBITDA attributable to noncontrolling interest - discontinued operations	—	(230)	—
Consolidated EBITDA (1)	$49,531	$57,666	$103,090
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

We did not repurchase any shares of our Class A common stock during 2024. As of December 31, 2024, we have repurchased a total of 1.8 million shares of our Class A common stock under the share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of December 31, 2024.

Cash Flow

Net cash flow provided by operating activities was $74.7 million for the year ended December 31, 2024, compared to net cash flow provided by operating activities of $75.2 million for the year ended December 31, 2023. The decrease in cash flow from operating activities was primarily due to a decrease in net income after adjusting for non-cash items. Significant non-cash items for the year ended December 31, 2024 included impairment charges of $110.7 million, the loss on sale related to our former EGP business of $45.2 million, depreciation and amortization expense of $20.8 million, non-cash stock based compensation of $13.8 million, income related to the change in fair value of contingent consideration of $13.2 million, deferred income taxes of $10.3 million, and income attributable to redeemable noncontrolling interest of $2.8 million. Significant non-cash items for the year ended December 31, 2023 included depreciation and amortization expense of $28.0 million, non-cash stock based compensation of $23.7 million, impairment charges of $13.3 million, income related to the change in fair value of contingent consideration of $2.5 million, deferred income taxes of $11.0 million, and loss on debt extinguishment of $1.6 million. We expect to have positive cash flow from operating activities for the 2025 year. The decrease in cash flow provided by operating activities was partially offset by increase in net changes in our working capital of $58.6 million for the year ended December 31, 2024 compared to $36.6 million for the year ended December 31, 2023. The net changes in working capital were primarily due to the timing of cash payments to publishers in our former EGP business and timing of collections in that business.

Net cash flow used in investing activities was $26.8 million for the year ended December 31, 2024, compared to $16.0 million for the year ended December 31, 2023. The increase in cash flow used in investing activities was primarily due to net cash divested in the sale of the EGP business of $40.5 million for the year ended December 31, 2024 compared to $6.9 million spent on the purchase of businesses for the year ended December 31, 2023, and a reduction in proceeds from the sale of marketable securities to $10.8 million for the year ended December 31, 2024 compared to $43.3 million for the year ended December 31, 2023. The increase in cash flow used in investing activities was partially offset by a reduction in capital expenditures to $8.4 million for the year ended December 31, 2024 compared to $27.3 million for the year ended December 31, 2023 as a result of the build out of our corporate headquarters in the prior year period, a reduction in spend on purchases of marketable securities to $2.3 million for the year ended December 31, 2024 compared to $11.4 million for the year ended December 31, 2023, and proceeds from a loan receivable associated with the sale of the EGP business of $13.6 million for the year ended December 31, 2024 compared to the issuance of a loan receivable of $13.6 million for the year ended December 31, 2023. We anticipate that our capital expenditures will be approximately $8.0 million during the full year 2025. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $57.7 million for the year ended December 31, 2024, compared to $64.2 million for the year ended December 31, 2023. The decrease in cash flow used in financing activities was primarily due to payments of contingent consideration of $15.7 million for the year ended December 31, 2024 compared to $35.1 million for the year ended December 31, 2023, distributions to noncontrolling interest of $1.1 million for the year ended December 31, 2024 compared to $3.4 million for the year ended December 31, 2023, and payments of $1.8 million of debt issuance costs for the year ended December 31, 2023 as a result of the refinancing of our credit facility. The decrease in cash flow used in financing activities was partially offset by $20.0 million of debt prepayments during the year ended December 31, 2024.

Commitments and Contractual Obligations

Our material contractual obligations at December 31, 2024 which are not reflected as liabilities in the Consolidated Balance Sheets include media research and ratings providers, to provide television and radio audience measurement services, of approximately $34.0 million, and other amounts consist primarily of obligations for software licenses utilized by our sales team of approximately $5.5 million.

We have also entered into employment agreements with certain of our key employees, including our current Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Chief Revenue Officer.

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

The income approach estimates fair value based on our estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of that reporting unit. The income approach also requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimated our discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the media and advertising technology industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the media and advertising technology industries. We estimated our revenue projections and profit margin projections based on internal forecasts about future performance.

For the year ended December 31, 2024, we recorded impairment charge of goodwill in our media unit in the amount of $43.3 million. See Note 6 to Notes to Consolidated Financial Statements for more details.

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

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the media and advertising technology industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions we make about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

For the year ended December 31, 2024, we recorded impairment charges of FCC licenses in our media unit in the amount of $17.9 million. See Note 6 to Notes to Consolidated Financial Statements for more details.

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

Broadcast Advertising. Revenue related to the sale of advertising on our television and radio stations is recognized at the time of broadcast. Revenue for contracts with advertising agencies is recorded at an amount that is net of the commission retained by the agency. Revenue from contracts directly with the advertisers is recorded as gross revenue and the related commission or national representation fee is recorded in operating expense.

Digital Advertising. Revenue related to digital advertising is recognized when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. We have concluded that we are the principal in the transaction and therefore recognize revenue on a gross basis, because we (i) are responsible for fulfillment of the contract, including customer support, resolving customer complaints, and accepting responsibility for the quality or suitability of the product or service; (ii) have pricing discretion over the transaction; and (iii) carry inventory risk for all inventory purchased regardless of whether we are able to collect on a transaction.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2024. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may affect our financial position, results of operations and/or cash flows due to adverse changes in the financial markets. We are also exposed to market risk from changes in the base rates on our 2023 Credit Facility.

Interest Rates

As of December 31, 2024, we had $187.8 million of variable rate bank debt outstanding under our 2023 Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio (as defined in the 2023 Credit Agreement) or (ii) the Base Rate (as defined in the 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the SOFR were to increase by a hypothetical 100 basis points, or one percentage point, from its December 31, 2024 level, our annual interest expense would increase and cash flow from operations would decrease by $1.9 million based on the outstanding balance of our term loan as of December 31, 2024.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our advertising technology & services operations, and expect a portion of our future revenues will be denominated in currencies other than the U.S. dollar, primarily the Euro. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at December 31, 2024 would not be material to our consolidated results of operations or overall financial condition.

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

See pages F-1 through F-41.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements. During the quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation

3.2(2)	Eighth Amended and Restated Bylaws

4.1(3)	Description of the Registrant's Securities

10.1(4)†	2000 Omnibus Equity Incentive Plan

10.2(5)†	Amended and Restated 2004 Equity Incentive Plan

10.3(5)†	2024 Employee Stock Purchase Plan

10.4(6)†	Employment Agreement, dated June 19, 2023, by and between the registrant and Michael Christenson

10.5(6)†	Entravision Communications Corporation 2023 Inducement Plan

10.6(6)†	Entravision Communications Corporation 2023 Inducement Plan, Restricted Stock Unit Award

10.7(6)†	Entravision Communications Corporation 2023 Inducement Plan, Performance Unit Award

10.8(6)†	Participation Agreement, effective June 19, 2023, by and between the Company and Michael Christenson

10.9(7)†	Executive Compensation Letter Agreement effective as of March 15, 2024 by and between the Company and Mark Boelke

10.10(7)†	Participation Agreement effective as of March 18, 2024 by and between the Company and Mark Boelke

10.11*†	Amendment to Executive Compensation Letter Agreement effective as of December 12, 2024 by and between the Company and Mark Boelke

10.12(8)†	Executive Compensation Letter Agreement effective as of May 12, 2023 by and between the Company and Jeffery Liberman

10.13(8)†	Participation Agreement effective as of May 14, 2023 by and between the Company and Jeffery Liberman

10.14*†	Compensation Letter Agreement effective as of December 22, 2023 by and between the Company and Juan Navarro

10.15*†	Executive Compensation Letter Agreement effective as of May 12, 2023 by and between the Company and Bill McNally

10.16*†	Participation Agreement effective as of May 12, 2023 by and between the Company and Bill McNally

10.17(8)†	Executive Cash Incentive Bonus Plan

10.18(8)†	Entravision Communications Corporation Executive Severance and Change in Control Plan

10.19(8)†	Non-Employee Director Compensation Policy

10.20(9)†	Form of Restricted Stock Unit Award under the Amended and Restated 2004 Equity Incentive Plan (directors)

10.21(9)†	Form of Restricted Stock Unit Award under the Amended and Restated 2004 Equity Incentive Plan (employees)

10.22(9)†	Form of Indemnification Agreement for officers and directors of the registrant

10.23(10)

Cooperation Agreement, dated as of May 4, 2023, by and among Entravision Communications Corporation, Alexandra Seros, Estate of Walter F. Ulloa, Alexandra Seros, as Trustee of the Seros Ulloa Family Trust of 1996 and Thomas Strickler, as Trustee of The Walter F. Ulloa Irrevocable Trust of 1996

10.24(4)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.25(11)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.26(11)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.27(4)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.28(12)

First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.29(13)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.30(14)	Third Amendment to Lease effective as of January 31, 2011 by and between Water Garden Company L.L.C. and the registrant

10.31(15)	Fourth Amendment to Lease effective as of January 14, 2021 by and between Water Garden Company L.L.C. and the registrant

10.32(16)	Fifth Amendment to Lease, effective as of February 16, 2022 by and between Water Garden Company L.L.C. and the registrant

10.33(9)	Sixth Amendment to Lease, effective as of June 7, 2022 by and between Water Garden Company L.L.C. and the registrant

10.34(17)	Station Affiliation Agreement, dated as of October 2, 2017, by and between Entravision Communications Corporation, The Univision Network Limited Partnership and UniMás Network

10.35(18)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.36(19)

Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.37(18)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.38(19)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.39(21)

Amendment and Restatement Agreement, dated as of March 30, 2023, by and among Entravision Communications Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders

10.40(22)	Equity Purchase Agreement by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation (solely for purposes of Section 6.2) and IMS Internet Media Services, Inc.

10.41(22)

Assignment, Assumption and Release Agreement by and among Entravision Digital Holdings, LLC, Entravision Communications Corporation, IMS Internet Media Services, Inc. and the MediaDonuts seller parties thereto

10.42(23)	Share Purchase Agreement by and among Entravision Communications Corporation, the buying stockholder parties thereto, and Adsmurai, S.L.

21.1*	Subsidiaries of the registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97(3)†	Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

† Management contract or compensatory plan, contract or arrangement.

(1)
Incorporated by reference from our Registration Statement on Form S-8, No. 333-280534, filed with the SEC on June 27, 2024.
(2)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on April 19, 2024.
(3)
Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024.
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
(7)
Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 8, 2024.
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
(16)
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
(23)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 7, 2024.

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
Michael J. Christenson Chief Executive Officer

Date: March 6, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Michael J. Christenson and Mark Boelke, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Christenson Michael J. Christenson	Chief Executive Officer (principal executive officer) and Director	March 6, 2025

/s/ Mark Boelke Mark Boelke	Treasurer and Chief Financial Officer (principal financial officer)	March 6, 2025

/s/ Bill Mcnally Bill McNally	Chief Accounting Officer and Corporate Controller (principal accounting officer)	March 6, 2025

/s/ Brad Bender Brad Bender	Director	March 6, 2025

/s/ Martha Elena Diaz Martha Elena Diaz	Director	March 6, 2025

/s/ Thomas Strickler Thomas Strickler	Director	March 6, 2025

/s/ Lara Sweet Lara Sweet	Director	March 6, 2025

/s/ Gilbert R. Vasquez Gilbert R. Vasquez	Director	March 6, 2025

/s/ Fehmi Zeko Fehmi Zeko	Director	March 6, 2025

/s/ Paul A. Zevnik Paul A. Zevnik	Director and Chair	March 6, 2025

ENTRAVISION COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Entravision Communications Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment – Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company tests its goodwill for impairment annually or more frequently if an event or certain change in circumstances indicate the fair value of each of its reporting units is less than their respective carrying amounts. If it is deemed more likely than not that the fair value of a reporting unit is less than the carrying value based on this initial assessment, the next step is a quantitative comparison of the fair value of the reporting unit to its carrying amount. When the Company performs a quantitative analysis, the Company estimates the fair value of its reporting units using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to each reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to the Company’s reporting units. The market approach requires the Company to make a series of assumptions, including the selection of comparable companies, comparable transactions and transaction premiums. The income approach estimates fair value based on the Company’s estimated future cash flows, discounted by an estimated weighted-average cost of capital. The income approach incorporates a series of assumptions including, but not limited to, discount rates, revenue projections and profit margin projections.

As described in Note 6 to the financial statements, the Company recognized a goodwill impairment charge of $35.4 million during the first quarter of 2024, due to a triggering event identified related to the then digital reporting unit, and an impairment charge of $43.3 million during the fourth quarter of 2024, as a result of its annual quantitative assessment of the fair value of the media reporting unit.

We identified goodwill impairment as a critical audit matter because the determination of fair value of the reporting unit involves significant assumptions made by management, including the revenue projections, profit margin projections, and discount rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill impairment analysis included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of each reporting unit such as controls related to management’s revenue projections, and other valuation inputs (e.g. method, discount rate, long term growth rates).
•
We evaluated the reasonableness of management's revenue projections and profit margin projections by comparing the projections to historical results, third-party industry forecasts, and internal communications to management and board of directors.

With the assistance of our fair value specialists, we:

•
Evaluated the reasonableness of the valuation methodology, and the weighting applied to value indications from different valuation techniques.
•
Tested the source information underlying the determination of the weighted average cost of capital rate and the mathematical accuracy of the calculation.
•
Developed a range of independent estimates and compared those to the weighted average cost of capital rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 6, 2025 We have served as the Company's auditor since 2022.

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$95,914	$67,398
Marketable securities	4,694	13,172
Restricted cash	786	770
Trade receivables (including related parties of $3,556 and $10,051), net of allowance for doubtful accounts of $3,034 and $2,399	68,319	70,082
Assets held for sale	—	301
Prepaid expenses and other current assets (including related parties of $274 and $274)	16,587	16,863
Current assets of discontinued operations	—	217,269
Total current assets	186,300	385,855
Property and equipment, net of accumulated depreciation of $154,885 and $189,708	60,616	66,932
Intangible assets subject to amortization, net of accumulated amortization of $62,330 and $59,647 (including related parties of $1,857 and $2,785)	4,417	7,100
Intangible assets not subject to amortization	177,276	195,174
Goodwill	7,352	50,674
Deferred income taxes	2,650	265
Operating leases right of use asset	40,762	42,868
Other assets	7,905	21,223
Noncurrent assets of discontinued operations	—	95,855
Total assets	$487,278	$865,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$-	$8,750
Accounts payable and accrued expenses (including related parties of $890 and $1,071)	53,882	47,776
Operating lease liabilities	7,744	6,748
Current liabilities of discontinued operations	—	208,779
Total current liabilities	61,626	272,053
Long-term debt, less current maturities, net of unamortized debt issuance costs of $792 and $1,116	186,958	197,884
Long-term operating lease liabilities	42,101	45,178
Other long-term liabilities	12,168	4,624
Deferred income taxes	38,405	46,849
Noncurrent liabilities of discontinued operations	—	33,072
Total liabilities	341,258	599,660

Commitments and contingencies (note 13)
Redeemable noncontrolling interest - discontinued operations	—	43,758
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at December 31, 2024 81,623,559 and December 31, 2023 80,150,506	8	8
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at December 31, 2024 and 2023 9,352,729	1	1
Additional paid-in capital	815,532	743,246
Accumulated deficit	(668,720)	(519,812)
Accumulated other comprehensive income (loss)	(801)	(915)
Total stockholders' equity	146,020	222,528
Total liabilities, redeemable noncontrolling interest and equity	$487,278	$865,946

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenue	$364,948	$297,043	$323,990
Expenses:
Cost of revenue	102,196	77,214	70,586
Direct operating expenses (including related parties of $8,618, $6,050, and $8,095) (including non-cash stock-based compensation of $4,853, $7,308, and $4,602)	136,262	113,231	109,320
Selling, general and administrative expenses	62,868	49,761	46,988
Corporate expenses (including non-cash stock-based compensation of $9,539, $14,216, and $14,340)	37,498	50,294	49,404
Depreciation and amortization (including related parties of $928, $928, and $928)	16,821	16,392	15,647
Change in fair value of contingent consideration	(629)	821	(1,800)
Impairment charge	61,220	13,267	1,600
Foreign currency (gain) loss	692	1,950	1,244
Other operating (gain) loss	—	609	423
	416,928	323,539	293,412
Operating income (loss)	(51,980)	(26,496)	30,578
Interest expense	(16,472)	(16,833)	(10,536)
Interest income	2,458	3,405	2,740
Dividend income	10	35	20
Gain (loss) on debt extinguishment	(91)	(1,556)	—
Realized gain (loss) on marketable securities	(110)	(93)	(532)
Income (loss) before income taxes	(66,185)	(41,538)	22,270
Income tax (expense) benefit	(4,105)	8,392	(8,871)
Net income (loss) from continuing operations	(70,290)	(33,146)	13,399
Net income (loss) from discontinued operations, net of tax	(78,618)	17,709	4,720
Net income (loss) attributable to common stockholders	$(148,908)	$(15,437)	$18,119
Basic and diluted earnings (loss) per share:
Net income (loss) per share attributable to common stockholders, basic	$(1.66)	$(0.18)	$0.21
Net income (loss) per share attributable to common stockholders, diluted	$(1.66)	$(0.18)	$0.21
Cash dividends declared per common share, basic and diluted	$0.20	$0.20	$0.10
Weighted average common shares outstanding, basic	89,876,538	87,901,938	85,391,163
Weighted average common shares outstanding, diluted	89,876,538	87,901,938	87,769,762

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(148,908)	$(15,437)	$18,119
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	8	88	(45)
Change in fair value of marketable securities	106	507	(488)
Total other comprehensive income (loss)	114	595	(533)
Comprehensive income (loss) attributable to common stockholders	$(148,794)	$(14,842)	$17,586

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, January 1, 2022	63,116,896	14,127,613	9,352,729	—	$6	$2	$1	$780,388	$(522,494)	$(977)	$-	$256,926
Issuance of common stock upon exercise of stock options or awards of restricted stock units	66,000	—	—	—	—	—	—	219	—	—	—	219
Tax payments related to shares withheld for share-based compensation plans	2,615,319	—	—	—	—	—	—	(4,524)	—	—	—	(4,524)
Stock-based compensation expense	—	—	—	—	—	—	—	20,034	—	—	—	20,034
Class B common stock exchanged for Class A common stock	14,127,613	(14,127,613)	—	—	2	(2)	—	—	—	—	—	—
Repurchase of Class A common stock	(1,753,001)	—	—	1,753,001	—	—	—	(11,280)	—	—	—	(11,280)
Retirement of treasury stock	—	—	—	(1,753,001)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(8,539)	—	—	—	(8,539)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	(899)	—	(899)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(45)	—	(45)
OCI release due to realized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	411	—	411
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	12,897	12,897
Net income (loss) attributable to common stockholders	—	—	—	—	—	—	—	—	18,119	—	2,050	20,169
Balance, December 31, 2022	78,172,827	—	9,352,729	—	8	—	1	776,298	(504,375)	(1,510)	14,947	285,369
Issuance of common stock upon exercise of stock options or awards of restricted stock units	1,958,490	—	—	—	—	—	—	554	—	—	—	554
Tax payments related to shares withheld for share-based compensation plans	19,189	—	—	—	—	—	—	(4,057)	—	—	—	(4,057)
Stock-based compensation expense	—	—	—	—	—	—	—	23,698	—	—	—	23,698
Dividends paid	—	—	—	—	—	—	—	(17,588)	—	—	—	(17,588)
Dividends equivalents payable	—	—	—	—	—	—	—	(933)	—	—	—	(933)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	436	—	436
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	88	—	88
OCI release due to realized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	71	—	71
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(751)	—	—	(624)	(1,375)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(4,356)	(4,356)
Accounting for Adsmurai transaction	—	—	—	—	—	—	—	(33,975)	—	—	(9,625)	(43,600)
Net income (loss) attributable to common stockholders	—	—	—	—	—	—	—	—	(15,437)	—	(342)	(15,779)
Balance, December 31, 2023	80,150,506	—	9,352,729	—	8	—	1	743,246	(519,812)	(915)	—	222,528
Issuance of common stock upon exercise of stock options or awards of restricted stock units	1,473,053	—	—	—	—	—	—	—	—	—	—	—
Tax payments related to shares withheld for share-based compensation plans	—	—	—	—	—	—	—	(2,564)	—	—	—	(2,564)
Stock-based compensation expense	—	—	—	—	—	—	—	13,848	—	—	—	13,848
Dividends paid	—	—	—	—	—	—	—	(17,975)	—	—	—	(17,975)
Dividends equivalents payable	—	—	—	—	—	—	—	(927)	—	—	—	(927)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	25	—	25
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	8	—	8
OCI release due to realized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	81	—	81
Accounting for discontinued operations	—	—	—	—	—	—	—	79,904	—	—	—	79,904
Net income (loss) attributable to common stockholders	—	—	—	—	—	—	—	—	(148,908)	—	—	(148,908)
Balance, December 31, 2024	81,623,559	—	9,352,729	—	$8	$-	$1	$815,532	$(668,720)	$(801)	$-	$146,020

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(148,908)	$(15,437)	$18,119
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,779	28,007	25,697
Impairment charge	110,658	13,267	1,600
Deferred income taxes	(10,281)	(10,965)	(3,708)
Non-cash interest	284	355	1,314
Amortization of syndication contracts	450	471	468
Payments on syndication contracts	(451)	(480)	(470)
Non-cash stock-based compensation	13,848	23,698	20,034
(Gain) loss on marketable securities	110	93	532
(Gain) loss on disposal of property and equipment	277	737	(636)
Loss (gain) on the sale of businesses	45,187	—	—
(Gain) loss on debt extinguishment	91	1,556	—
Change in fair value of contingent consideration	(13,198)	(2,539)	14,210
Net income (loss) attributable to redeemable noncontrolling interest - discontinued operations	(2,779)	158	—
Net income (loss) attributable to noncontrolling interest - discontinued operations	—	(342)	2,050
Changes in assets and liabilities, net of businesses acquired and disposed of:
(Increase) decrease in trade receivables, net	10,092	(9,247)	(9,687)
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	9,878	7,826	2,017
Increase (decrease) in accounts payable, accrued expenses and other liabilities	38,668	38,038	7,377
Net cash provided by operating activities	74,705	75,196	78,917
Cash flows from investing activities:
Proceeds from sale of assets/business, net of cash divested	(40,481)	258	2,708
Purchases of property and equipment	(8,463)	(27,327)	(11,468)
Purchase of businesses, net of cash acquired	—	(6,930)	—
Investment in variable interest entities, net of cash consolidated	—	—	(5,164)
Purchases of marketable securities	(2,303)	(11,355)	(106,382)
Proceeds from sale of marketable securities	10,789	43,335	59,814
Proceeds from loan receivable	13,636	—	—
Purchases of investments	—	(300)	—
Issuance of loan receivable	—	(13,636)	—
Net cash provided by (used in) investing activities	(26,822)	(15,955)	(60,492)
Cash flows from financing activities:
Proceeds from stock option exercises	—	554	219
Tax payments related to shares withheld for share-based compensation plans	(2,564)	(4,057)	(4,524)
Payments on debt	(20,275)	(215,745)	(3,252)
Dividends paid	(17,975)	(17,588)	(8,539)
Distributions to noncontrolling interest	(1,078)	(3,380)	—
Repurchase of Class A common stock	—	—	(11,280)
Payment of contingent consideration	(15,650)	(35,113)	(65,340)
Principal payments under finance lease obligation	(148)	(152)	(105)
Proceeds from borrowings on debt	—	213,087	—
Payments for debt issuance costs	—	(1,777)	—
Net cash used in financing activities	(57,690)	(64,171)	(92,821)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	(5)	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,809)	(4,935)	(74,399)
Cash, cash equivalents and restricted cash:
Beginning	106,509	111,444	185,843
Ending	$96,700	$106,509	$111,444
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$16,407	$16,936	$9,562
Income taxes	$9,413	$13,100	$16,921
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$1,096	$1,987	$2,109
Fair value of contingent consideration related to acquisitions and purchase of noncontrolling interest	$—	$1,854	$—
Fair value of put and call option	$—	$43,600	$—
Dividends equivalents payable	$1,287	$783	$—

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

The Company owns and operates one of the largest groups of Spanish language television and radio stations in the United States. Its mission is to serve its Latino audience as a trusted provider of useful news, information and entertainment and to serve its advertisers by providing multi-channel marketing capabilities to engage its audience.

The Company also owns and operates a smaller group of television stations that broadcast English language programming and has operations that provide programmatic advertising technology and services. The Company has organized its operations into two reportable segments. Its media segment includes its television, radio and digital marketing operations. Its advertising and technology services segment provides programmatic advertising and technology services through Smadex, its demand-side programmatic advertising purchasing platform, and Adwake, its performance-based media advertising agency.

In 2024 the Company discontinued and divested a significant portion of its operations, which largely consisted of a collection of acquisitions that had been completed prior to 2024.

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

Certain amounts in the Company’s prior year period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation, including presentation of discontinued operations and reportable segments as further discussed below and in Notes 4 and 19.

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

As a result of this communication from Meta, the Company conducted a thorough review of its digital strategy, operations and cost structure, and during the second quarter of 2024 made the decision to dispose of the operations of its EGP business. Following this decision, during the second quarter of 2024, the Company entered into a definitive agreement to sell substantially all of its EGP business to IMS Internet Media Services, Inc. ("IMS"). The transaction was completed on June 28, 2024. The remaining parts of the Company's EGP business, Jack of Digital ("Jack of Digital") and Adsmurai, S.L. ("Adsmurai"), were each sold back to their respective founders in separate transactions during the second quarter of 2024. See Note 4 for additional details.

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

The Company concluded that the assets of its EGP business met the criteria for classification as held for sale. Additionally, the Company determined that the disposal, which was initiated and completed during the second quarter of 2024, represented a strategic shift that had a major effect on the Company's operations and financial results. As such, the results of the Company's former EGP business are presented as discontinued operations in the Consolidated Statements of Operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets of the Company's former EGP business have been reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2023.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months from the issuance of the accompanying consolidated financial statements.

The 2023 Credit Agreement contains various financial covenants (see Note 10). Compliance with these financial covenants is measured quarterly and the Company’s failure to meet the covenant requirements would constitute an event of default. In such event, if the Company is unable to obtain the necessary waivers or amendments, all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, would become immediately due and payable. Additionally, the lenders would have the right to proceed against the collateral granted to them to secure that debt, which includes substantially all of the Company’s assets.

As a result of the sale of the EGP business, the Company’s consolidated EBITDA (as defined in the 2023 Credit Agreement) has been significantly reduced and, in response, the Company has taken action to reduce certain expenses to mitigate this fact. The Company also has $100.6 million of cash and marketable securities as of December 31, 2024, and projects that it can prepay debt as necessary to remain in compliance with its financial covenants.

As of December 31, 2024, the Company was in compliance with the financial covenants in the 2023 Credit Agreement (see Note 10). Based on the Company’s current financial projections and ability to prepay its debt, management believes that the Company will maintain compliance with its financial covenants. Given the inherent uncertainty in financial projections the Company has identified additional controllable cost reduction actions that can be taken, if necessary, to maintain sufficient liquidity to fund its business activities and to maintain compliance with its debt covenants.

Management further believes that the Company’s existing cash and projected operating cash flows are adequate to meet its operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and commercial paper. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. The Company had $11.1 million and $8.8 million in cash and cash equivalents held outside the United States as of December 31, 2024 and 2023, respectively.

Restricted Cash

As of December 31, 2024 and 2023, the Company’s balance sheet includes $0.8 million in restricted cash as temporary collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of December 31,
	2024	2023	2022
Cash and cash equivalents	$95,914	$67,398	$80,348
Cash and cash equivalents - discontinued operations	—	38,341	$30,343
Restricted cash	786	770	753
Total as presented in the Consolidated Statements of Cash Flows	$96,700	$106,509	$111,444

Investments

The Company’s available for sale debt securities totaled $4.7 million as of December 31, 2024, and were comprised of corporate bonds and notes, which were recorded at their fair market value within “Marketable securities” in the consolidated balance sheet (see Note 11). The majority of the carrying value of the corporate bonds and notes held by the Company are investment grade.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company tests its goodwill for impairment annually on October 1, or more frequently if certain events or certain changes in circumstances indicate it may be impaired.

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

When a quantitative analysis is performed, the estimated fair value of the reporting unit is determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to each reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to the Company’s reporting units. The market approach requires the Company to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums. In recent years, there has been a decrease in the number of comparable transactions, which makes the market approach of comparable transactions and transaction premiums more difficult to estimate than in previous years.

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

Indefinite Life Intangible Assets

The Company believes that its broadcast licenses are indefinite life intangible assets. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other significant factors that may limit the period over which the asset is expected to contribute directly or indirectly to future cash flows. The evaluation of impairment for indefinite life intangible assets is performed by a comparison of the asset’s carrying value to the asset’s fair value. The Company tests its indefinite-lived intangible assets for impairment annually on October 1, or more frequently if certain events or certain changes in circumstances indicate they may be impaired. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The unit of accounting used to test broadcast licenses represents all licenses owned and operated within an individual market cluster, because such licenses are used together, are complementary to each other and are representative of the best use of those assets. The Company’s individual market clusters consist of cities or nearby cities. The Company tests its broadcasting licenses for impairment based on certain assumptions about these market clusters.

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal values. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. From time to time, the Company has had, and may have, bank deposits in excess of Federal Deposit Insurance Corporation insurance limits. As of December 31, 2024, the majority of all U.S. deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes that it is not currently exposed to significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all or substantially all of the bank deposits held in banks outside the United States are not insured.

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

No single advertiser represents more than 5% of the total trade receivables as of December 31, 2024 and 2023.

No single advertiser represented more than 5% of the Company's total revenue for the years ended December 31, 2024, 2023 and 2022.

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

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense that aggregated $1.3 million, $0.6 million and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The net charge off of bad debts aggregated $0.5 million, $0.7 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

The carrying amount of the Term Loan A Facility as of December 31, 2024 approximated its fair value. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

The Company granted RSUs during each of the years ended December 31, 2024, 2023 and 2022. The estimated fair value of the RSUs granted is based on the Company's share price on the grant date. In addition, the Company granted PSUs during the years ended December 31, 2024 and 2023. The estimated fair value of the PSUs was estimated using a Monte Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period.

Beginning with grants made in 2023, a dividend equivalent equal to the amount paid, if any, in respect of one share of the securities underlying the RSUs and PSUs begins accruing with respect to the RSUs and PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs and PSUs.

The Company did not grant any stock options during the years ended December 31, 2024, 2023 and 2022.

Earnings Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Numerator:
Net income (loss) from continuing operations	$(70,290)	$(33,146)	$13,399
Net income (loss) from discontinued operations	(78,618)	17,709	4,720
Net income (loss) attributable to common stockholders	$(148,908)	$(15,437)	$18,119

Basic earnings (loss) per share:
Denominator:
Weighted average common shares outstanding, basic	89,876,538	87,901,938	85,391,163

Per share:
Income (loss) per share from continuing operations	$(0.78)	$(0.38)	$0.16
Income (loss) per share from discontinued operations	(0.88)	0.20	0.05
Net income (loss) per share attributable to common stockholders	$(1.66)	$(0.18)	$0.21

Diluted earnings (loss) per share:
Denominator:
Weighted average common shares outstanding	89,876,538	87,901,938	85,391,163
Dilutive securities:
Stock options	—	—	146,699
Restricted stock units	—	—	2,231,900
Diluted shares outstanding	89,876,538	87,901,938	87,769,762

Per share:
Income (loss) per share from continuing operations	$(0.78)	$(0.38)	$0.16
Income (loss) per share from discontinued operations	(0.88)	0.20	0.05
Net income (loss) per share attributable to common stockholders	$(1.66)	$(0.18)	$0.21

Basic earnings per share is computed as net income divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, RSUs and PSUs.

For the year ended December 31, 2024, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 1,277,582 equivalent shares of dilutive securities for the year ended December 31, 2024.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity ("PBE") to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Newly Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 19 for further detail.

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

The following unaudited pro forma information has been prepared to give effect to the Company’s acquisition of BCNMonetize as if the acquisition had occurred on January 1, 2023. This pro forma information was adjusted to exclude acquisition fees and costs of $0.2 million for the year ended December 31, 2023, which were expensed in connection with the acquisition. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

In thousands, except share and per share data	Year Ended
December 31,
2023
Pro Forma:
Total revenue	$303,056
Net income (loss) attributable to common stockholders	$(13,896)

Basic and diluted earnings (loss) per share:
Net income (loss) per share, attributable to common stockholders, basic and diluted	$(0.16)

Weighted average common shares outstanding, basic and diluted	87,901,938

BCNMonetize operates as part of Adwake in the Company’s advertising technology & services segment.

4. DISCONTINUED OPERATIONS

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

Sale to IMS

On June 13, 2024, the Company entered into an agreement to sell 100% of its equity interest in certain entities that constituted substantially all of the Company’s EGP business to IMS. EGP was the Company's digital commercial partnerships business in its then digital segment. IMS is an affiliate of Aleph Group, a global digital advertising company.

The transaction closed on June 28, 2024. Cash proceeds from the transaction received by the Company at the closing were $16.4 million. Immediately after the closing, an amount equal to $6.5 million of the proceeds was paid by the Company to the founders of MediaDonuts Ptd. Ltd. (“MediaDonuts”), one of the entities that were the subject of this transaction, to satisfy a remaining contingent consideration liability owed to them pursuant to an earn-out agreement that had been entered into at the time the Company acquired MediaDonuts.

The Company recorded a loss of $40.7 million as a result of this transaction, which is included in Net income (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations.

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

On June 28, 2024, the Company sold 100% of the issued and outstanding shares of stock of Jack of Digital back to its founder for cash consideration of $0.1 million and the cancellation of future contingent earn-out payments.

The Company recorded a loss of $1.7 million as a result of this transaction.

The Company concluded that the assets of the EGP business met the criteria for classification as held for sale. Additionally, the Company determined that the disposal, which was initiated and completed during the second quarter of 2024, represented a strategic shift that had a major effect on the Company's operations and financial results. As such, the results of the Company's former EGP business are presented as discontinued operations in the Consolidated Statements of Operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. The assets of the Company's former EGP business have been reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2023.

The following table summarizes the results of discontinued operations, net of tax (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net Revenue	$378,868	$809,824	$632,218
Expenses:
Cost of revenue	341,503	723,187	553,329
Direct operating expenses	6,654	15,239	13,291
Selling, general and administrative expenses	25,124	42,218	28,177
Depreciation and amortization	3,958	11,615	10,050
Change in fair value of contingent consideration	(12,568)	(3,360)	16,010
Impairment charge	49,438	-	-
Foreign currency (gain) loss	2,488	(1,050)	1,728
Other operating (gain) loss	45,187	-	(41)
Operating income (loss)	(82,916)	21,975	9,674
Interest expense	(219)	(458)	(340)
Interest income	731	1,650	124
Income (loss) from discontinued operations before income taxes	(82,404)	23,167	9,458
Income tax benefit (expense)	1,007	(5,642)	(2,688)
Net income (loss) from discontinued operations before noncontrolling interests in discontinued operations	(81,397)	17,525	6,770
Net (income) loss attributable to redeemable noncontrolling interest	2,779	(158)	-
Net (income) loss attributable to noncontrolling interest	-	342	(2,050)
Net income (loss) from discontinued operations, net of tax	$(78,618)	$17,709	$4,720

Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.

The Company and IMS entered into a transition services agreement, as extended, pursuant to which the Company and IMS provided certain services to each other through December 2024. During 2024, the Company did not collect or pay any cash related to these activities.

For the year ended December 31, 2024, there was a tax benefit in discontinued operations as a result of the (i) tax effect of a pre-tax loss, (ii) benefit related to disposal, and (iii) permanent items to the disposition. For the years ended December 31, 2023 and 2022, there was a tax expense in discontinued operations as a result of the (i) tax effect of a pre-tax loss, (ii) benefit related to disposal, (iii) permanent items, (iv) change in the fair value of the contingent consideration and (v) and non-taxable non-territorial income related to the Disposition.

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

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization	$3,958	$11,615	$10,050
Impairment charge	$49,438	$-	$-
Loss (gain) on the sale of assets/businesses	$45,187	$-	$-
Change in fair value of contingent consideration	$(12,568)	$(3,360)	$16,010
Non-cash stock-based compensation	$(544)	$2,174	$1,092
Purchases of property and equipment	$81	$2,882	$2,113

5. REVENUES

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Year Ended December 31,
	2024	2023	2022
Digital advertising	$173,720	$122,906	$114,884
Broadcast advertising	143,515	124,722	161,713
Spectrum usage rights	6,884	8,156	6,036
Retransmission consent	33,880	36,556	36,022
Other	6,949	4,703	5,335
Total revenue	$364,948	$297,043	$323,990

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

	Year Ended December 31,
	2024	2023	2022
Local direct	$20,798	$21,826	$22,931
Local agency	51,001	54,485	54,094
National agency	71,716	48,411	84,688
Total revenue	$143,515	$124,722	$161,713

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$274,148	$216,058	$246,840
Rest of the World (1)	90,800	80,985	77,150
Total revenue	$364,948	$297,043	$323,990
(1)
Primarily Europe

Deferred Revenue

(in thousands)	December 31, 2023	Increase	Decrease	December 31, 2024
Deferred revenue	$1,977	1,801	(1,977)	$1,801

(in thousands)	December 31, 2022	Increase	Decrease	December 31, 2023
Deferred revenue	$2,799	1,977	(2,799)	$1,977

6. GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the sale of the Company’s EGP business, goodwill of $4.6 million was allocated to discontinued operations based on the relative fair value of the EGP business compared to the fair value of the remaining components that represent a business in the Company’s then digital reporting unit. Further, effective July 1, 2024, the Company has realigned its operating segments into two segments – media and advertising technology & services – based on the products and services it sells, consistent with the Company's current operational and management structure (see Note 19 for more details). The Company has identified each of these two operating segments to be separate reporting units. As a result of this realignment, $2.8 million of goodwill was allocated from the advertising technology & services reporting unit to the media reporting unit based on the relative fair value of the reallocated components that represent a business.

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	December 31,	Additions From	December 31,		December 31,
	2022	Acquisitions	2023	Impairment	2024
Media	$43,322	$—	$43,322	$(43,322)	$—
Advertising Technology & Services	3,872	3,480	7,352	—	7,352
Consolidated	$47,194	$3,480	$50,674	$(43,322)	$7,352

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2024 and 2023 is as follows (in thousands):

		2024			2023
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	3	$60,043	$(56,933)	$3,110	$60,043	$(55,845)	$4,198
Customer base	1	4,890	(3,865)	1,025	4,890	(2,509)	2,381
Other	26	1,814	(1,532)	282	1,814	(1,293)	521
Total assets subject to amortization:		$66,747	$(62,330)	$4,417	$66,747	$(59,647)	$7,100
Intangible assets not subject to amortization:
FCC licenses and spectrum usage rights				177,276			195,174
Total intangible assets				$181,693			$202,274

The aggregate amount of amortization expense for the years ended December 31, 2024, 2023 and 2022 was approximately $2.7 million, $3.1 million and $3.1 million, respectively. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Estimated Amortization Expense	Amount
2025	$1,819
2026	1,401
2027	171
2028	171
2029	171
Thereafter	684
Total	$4,417

Impairment

The carrying values of the Company's reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. The annual testing date is October 1.

As of the annual goodwill testing date, October 1, 2024, there was $43.3 million of goodwill in the media reporting unit. Based on the assumptions and estimates in Note 2, the media reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $43.3 million for the year ended December 31, 2024. This impairment charge was a result of the Company updating its internal forecasts of future performance based on lower than anticipated political revenue in the fourth quarter of 2024 and higher projected future costs due to planned investments in news programming and the sales and marketing teams. The calculation of the fair value of the reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the media reporting unit would decrease by 6%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the media reporting unit would decrease by 3%

As of the annual goodwill testing date, October 1, 2024, there was $7.4 million of goodwill in the advertising technology & services reporting unit. Based on the assumptions and estimates in Note 2, the fair value of the advertising technology & services reporting unit exceeded its carrying value by over 100%, resulting in no impairment charge for the year ended December 31, 2024. The calculation of the fair value of the advertising technology & services reporting unit requires estimates of the discount rate and the long term projected growth rate. If that discount rate were to increase by 0.5%, the fair value of the advertising technology & services reporting unit would decrease by 2%. If the long term projected growth rate were to decrease by 0.5%, the fair value of the advertising technology & services reporting unit would decrease by 1%.

During the years ended December 31, 2023 and 2022 the Company did not record a goodwill impairment charge in its then television, audio and digital reporting units.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2024, 2023 and 2022. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal values multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

As a result of this impairment analysis, taking into consideration the foregoing factors, the Company recorded the following impairment charges:

•
For the year ended December 31, 2024, the Company recorded:
•
impairment charges of FCC licenses within the media reportable segment in the amount of $17.9 million;
•
For the year ended December 31, 2023, the Company recorded:
•
impairment charges of FCC licenses within its then audio reportable segment in the amount of $12.3 million;
•
impairment charge related to Intangibles subject to amortization of $1.0 million within its then digital reportable segment to reflect the termination of an agreement with a media company for which we acted as commercial partner;
•
For the year ended December 31, 2022, the Company recorded impairment charges of FCC licenses within its then television and audio reportable segments in the amount of $0.9 million and $0.7 million, respectively.

As further discussed in Notes 2 and 4, following the communication from Meta on March 4, 2024, that it intended to wind down its ASP program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024, the Company updated its internal forecasts of future performance and determined that a triggering event had occurred during the first quarter of 2024 that required interim impairment tests within its then digital reporting unit. As a result, the Company recorded a goodwill impairment charge of $35.4 million and intangibles subject to amortization impairment charge of $14.0 million during the first quarter of 2024, with respect to the Company's then digital segment, which amounts were included in the results of discontinued operations.

7. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2024 and 2023 consists of (in millions):

	Estimated useful life (years)	2024	2023
Buildings	40	$18.5	$18.5
Construction in progress	—	2.9	4.1
Transmission, studio and other broadcast equipment	5-15	115.0	152.5
Office and computer equipment	3-7	41.6	42.8
Transportation equipment	5	3.5	3.9
Leasehold improvements and land improvements	Lesser of lease life or useful life	26.9	28.0
		208.4	249.8
Less accumulated depreciation		(154.9)	(189.7)
		53.5	60.1
Land		7.1	6.8
		$60.6	$66.9

Depreciation expense was $14.1 million, $13.3 million, and $12.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As part of the FCC auction for broadcast spectrum that concluded in 2017, the FCC has reassigned some stations to new post-auction channels and will reimburse station owners for the cost of the relocation. The Company received notification from the FCC that 17 of its stations have been assigned to new channels with an estimated reimbursable cost of approximately $16.0 million. The Company did not have gains on involuntary conversion associated with the repack process in 2024 and 2023, and recorded gains of $0.2 million in 2022, which are presented as other operating gain in the Consolidated Statements of Operations.

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

The following table summarizes the expected future payments related to lease liabilities as of December 31, 2024:

(in thousands)
2025	$10,607
2026	9,159
2027	7,315
2028	6,566
2029	6,068
Thereafter	24,331
Total minimum payments	$64,046
Less amounts representing interest	(14,201)
Present value of minimum lease payments	49,845
Less current operating lease liabilities	(7,744)
Long-term operating lease liabilities	$42,101

The Company’s existing leases have remaining terms of less than one year up to 26 years. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2024 were 8.4 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2023 were 9.0 years and 6.2%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$10,504	$8,483	$9,680
Non-cash additions to operating lease assets	$5,091	$6,762	$31,125

The following table summarizes the components of lease expense:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$9,758	$9,095	$8,995
Variable lease cost	912	1,295	1,116
Short-term lease cost	1,081	2,810	2,158
Total lease cost	$11,751	$13,200	$12,269

For the year ended December 31, 2024, lease cost of $5.7 million, $5.0 million and $1.1 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the year ended December 31, 2023, lease cost of $5.8 million, $6.2 million and $1.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the year ended December 31, 2022, lease cost of $6.0 million, $5.4 million and $0.9 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

See Note 20 for additional information.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2024 and 2023 consist of (in millions):

	2024	2023
Accounts payable	$16.2	$8.9
Accrued payroll and compensated absences	5.6	5.3
Accrued bonuses	6.2	4.8
Professional fees	1.0	0.8
Deferred revenue	1.8	2.0
Accrued national representation fees	1.4	1.3
Income taxes payable	-	1.2
Other taxes payable	1.0	1.6
Amounts due under joint sales agreements	0.3	0.4
Accrued property taxes	2.1	2.4
Accrued capital expenditures	—	2.0
Accrued media costs – digital	12.5	10.7
Accrued contingent consideration	—	1.6
Other	5.8	4.8
	$53.9	$47.8

10. LONG TERM DEBT

Long-term debt as of December 31, 2024 and 2023 is summarized as follows (in millions):

	2024	2023
Term Loan Facility	$187.8	$207.8
Less current maturities	-	(8.8)
	187.8	199.0
Less unamortized debt issuance costs	(0.8)	(1.1)
	$187.0	$197.9

The scheduled maturities of long-term debt and interest payments schedule as of December 31, 2024 are as follows (in millions):

Year	Principal Maturity	Interest Payments (1)
2025	$-	$14.2
2026	10.0	13.8
2027	10.0	13.1
2028	167.8	2.7
	$187.8	$43.8

(1) Interest payments are based on an assumed rate of 7.43%, which was the rate as of December 31, 2024 for the associated 2023 Credit Facility.

Credit Facility

On March 17, 2023 (the “2023 Closing Date”), the Company entered into the 2023 Credit Facility, pursuant to the 2023 Credit Agreement, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders” and individually each a “Lender”). The 2023 Credit Agreement amended, restated and replaced in its entirety the Company's previous credit agreement.

On the 2023 Closing Date, the Company repaid in full all of the outstanding obligations under its previous credit agreement and accounted for this repayment as an extinguishment of debt in accordance with Accounting Standards Codification ("ASC") 470, "Debt". The repayment resulted in a loss on debt extinguishment of $1.6 million, which included a write-off of unamortized debt issuance costs in the amount of $1.1 million.

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

Borrowings under the 2023 Credit Facility were used on the 2023 Closing Date (a) to repay in full all of the outstanding obligations of the Company and its subsidiaries under its previous credit facility, (b) to pay fees and expenses in connection the 2023 Credit Facility and (c) for general corporate purposes. The 2023 Credit Facility matures on March 17, 2028 (the “Maturity Date”).

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

As of December 31, 2024, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 7.43%.

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

The Company recorded a loss on debt extinguishment of $0.1 million for the year ended December 31, 2024 due to these prepayments of our 2023 Credit Facility.

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

The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2023 Credit Facility requires compliance with financial covenants related to total net leverage ratio, not to exceed 3.25 to 1.00, and interest coverage ratio with a minimum permitted ratio of 3.00 to 1.00 (calculated as set forth in the 2023 Credit Agreement). As of December 31, 2024, the Company believes that it is in compliance with all covenants in the 2023 Credit Agreement.

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

The security agreement that the Company entered into with respect to its previous credit facility remains in effect with respect to its 2023 Credit Facility.

The carrying amount of the Term Loan A Facility as of December 31, 2024 approximated its fair value and was $176.7 million, net of $0.8 million of unamortized debt issuance costs and original issue discount.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the consolidated balance sheets (in millions):

	December 31, 2024
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3		Total Gains (Losses)
Assets:
Money market account	$—	$—	$—		$—
Corporate bonds and notes	$4.7		$4.7	$

Nonrecurring fair value measurements:
FCC licenses	$93.5	—	—		$93.5	$(17.9)

	December 31, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3		Total Gains (Losses)
Assets:
Money market account	$1.1	$1.1	$—		$—
Corporate bonds and notes	$13.2		$13.2	$

Liabilities:
Contingent consideration	$3.9	$—	—		$3.9

Nonrecurring fair value measurements:
FCC licenses	$27.6	—	—		$27.6	$(12.3)

The Company recorded a goodwill impairment in the amount of $43.3 million for the year ended December 31, 2024. See Note 6.

The Company’s money market account is comprised of cash and cash equivalents, which are recorded at their fair market value within Cash and cash equivalents in the Consolidated Balance Sheets.

The Company’s available for sale debt securities are comprised of corporate bonds and notes, asset-backed securities, and U.S. Government securities. The majority of the carrying value of these securities held by the Company are investment grade. These securities are valued using quoted prices for similar attributes in active markets (Level 2). Since these investments are classified as available for sale, they are recorded at their fair market value within Marketable securities in the Consolidated Balance Sheets and their unrealized gains or losses are included in other comprehensive income. Realized gains and losses from the sale of available for sale securities are included in the Consolidated Statements of Operations and were determined on a specific identification basis.

As of December 31, 2024, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Corporate Bonds and Notes
	Amortized Cost	Unrealized gains (losses)
Due within a year	$900	$(8)
Due after one year	3,812	(10)
Total	$4,712	$(18)

The Company’s available for sale debt securities are considered for credit losses under the guidance of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). As of December 31, 2024 and December 31, 2023, the Company determined that a credit loss allowance is not required.

Included in interest income for the years ended December 31, 2024, 2023 and 2022 was interest income related to the Company’s available for sale securities of $0.3 million, $1.3 million and $2.1 million, respectively.

The fair value of the contingent consideration is related to prior acquisitions. As of December 31, 2023, the contingent liability fair value was included in the Consolidated Balance Sheets in the amount of $1.6 million as a current liability within Accounts payable and accrued expenses, and $2.3 million as a noncurrent liability within Other long-term liabilities.

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

The following table presents the changes in the contingent consideration (in millions):

	Year Ended December 31,
	2024	2023
Beginning balance	$3.9	$2.2
Additions from acquisitions (dispositions)	-	1.6
Payments to sellers	(3.3)	(0.7)
(Gain) loss recognized in earnings	(0.6)	0.8
Ending balance	$-	$3.9

12. INCOME TAXES

The components of income (loss) before income taxes for the years ended December 31, 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Domestic	$(40.7)	$(38.5)	$16.7
Foreign	(25.5)	(3.0)	5.6
Income (loss) before income taxes	$(66.2)	$(41.5)	$22.3

The income tax expense (benefit) from continuing operations for the years ended December 31, 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Current
Federal	$6.0	$(1.0)	$6.3
State	1.7	0.5	1.6
Foreign	6.7	1.5	1.6
	$14.4	$1.0	$9.5
Deferred
Federal	$(4.9)	$(5.6)	$(1.8)
State	(2.1)	(2.0)	—
Foreign	(3.3)	(1.8)	1.2
	(10.3)	(9.4)	(0.6)
Income tax expense (benefit)	$4.1	$(8.4)	$8.9

The income tax expense (benefit) differs from the amount of income tax expense (benefit) determined by applying the Company’s federal corporate income tax rate of 21% to pre-tax income for the years ended December 31, 2024, 2023 and 2022 due to the following (in millions):

	2024	2023	2022
Computed “expected” income tax expense (benefit)	$(13.9)	$(8.7)	$4.7
Change in income tax resulting from:
State taxes, net of federal benefit	(5.3)	(1.3)	1.0
Change in fair value of earnout	(0.2)	0.2	(0.4)
Non-deductible executive compensation	0.7	1.8	2.1
Non-deductible expenses	0.2	0.3	0.2
Foreign GILTI income	(0.1)	(0.5)	0.4
Foreign Permanent Differences including U.S. GAAP to Statutory Differences	(2.2)	(1.5)	—
Foreign rate differential	(1.9)	—	—
Foreign Withholdings	0.6	0.5	0.1
Foreign non-deductible expenses	10.0	—	—
Other foreign permanent differences	1.0	—	(0.2)
Discontinued operations transaction costs	0.1	0.2	0.1
Change in valuation allowance	13.2	1.8	1.7
Change in tax rate	0.9	(0.8)	(0.6)
Disposal of subsidiary tax benefit	(9.8)	—	—
Stock compensation	2.7	1.2	1.6
Change in unrecognized tax benefits	15.8	(0.1)	(2.3)
Impairment	5.9	—	—
Worthless stock deduction	(13.9)	(0.7)	—
Other	0.3	(0.8)	0.5
	$4.1	$(8.4)	$8.9

The components of the deferred tax assets and liabilities at December 31, 2024 and 2023 consist of the following (in millions):

	2024	2023
Deferred tax assets:
Accrued expenses	$1.7	$1.9
Accounts receivable	0.6	0.5
Net operating loss carryforward	4.9	4.6
Stock-based compensation	2.4	2.7
Interest expense carryforward	1.1	1.4
Lease obligations	13.3	13.0
Capital loss	11.9	—
Other	1.3	1.2
Total deferred tax assets	37.2	25.3
Valuation allowance	(14.2)	(3.4)
Net deferred tax assets	$23.0	$21.9
Deferred tax liabilities:
Intangible assets	$(45.5)	$(53.1)
Property and equipment	(1.7)	(2.8)
Lease assets	(10.8)	(10.7)
Other	(1.2)	(1.8)
Total deferred tax liabilities	(59.2)	(68.4)
Net deferred tax liabilities	$(36.2)	$(46.5)

Reported as:
Deferred tax assets	$2.7	$0.3
Accounts payable and accrued expenses	(0.4)	—
Deferred tax liabilities	(38.4)	(46.8)
Net Deferred tax liabilities	$(36.2)	$(46.5)

As of December 31, 2024, the Company has certain U.S. federal, U.S. state and foreign net operating loss carryforwards of approximately $17.0 million, $65.8 million, and $12.2 million, respectively, available to offset future taxable income. The state net operating loss carryforwards will expire during the years 2029 through 2043, to the extent they are not utilized. The net operating loss carryforwards includes the U.S. and state losses on as filed tax return basis which includes the impact of the worthless stock deduction. The foreign net operating loss carryforwards will expire during the years 2027 through 2038 in various jurisdictions; in various other jurisdictions, net operating loss carryforwards do not expire.

Utilization of the Company’s state net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (the "Code") or similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2024, the Company believes that utilization of its federal and state net operating losses are not limited under any ownership change limitations provided under the Code or under similar state statutes.

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

The Company periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets is highly subjective and requires significant judgment. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) future taxable income exclusive of reversing temporary differences and carryforwards; and (4) tax planning strategies. Based on the Company’s analysis and a review of all positive and negative evidence such as historical operations, future projections of taxable income and tax planning strategies that are prudent and feasible, the Company has determined that it is more likely than not that certain foreign deferred tax assets of approximately $1.1 million at December 31, 2024 will not be realized and therefore the Company has established a valuation allowance on those assets. In addition, the Company has a capital loss generated from the sale of subsidiaries during 2024. The Company has determined that it is more likely than not that its capital loss generated of $11.9 million will not be utilized and accordingly has recorded a valuation allowance of $11.9 million. In addition, the Company has determined that it is more likely than not its foreign tax credits carryovers of $1.2 million will not be utilized and accordingly has recorded a valuation allowance of $1.2 million.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2022	$2.9
Decrease in balances related to prior year tax positions	(0.3)
Interest accrued	0.2
Balance at December 31, 2023	$2.8
Decrease in balances related to prior year tax positions	(3.0)
Increase in balances related to current year tax positions	17.5
Balance at December 31, 2024	$17.3

As of December 31, 2024, the Company had $17.3 million of gross unrecognized tax benefits for uncertain tax positions, of which all $18.0 million would affect the effective tax rate if recognized.

As of December 31, 2024, the Company does not anticipate that the amount of unrecognized tax benefits to decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2024, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states and various foreign jurisdictions. The tax years 2021 to 2024 and 2020 to 2023 remain open to examination by federal and state taxing jurisdictions, respectively. For foreign jurisdictions, the tax years 2011 to 2023 may remain open to examination by certain foreign jurisdictions.

The Company intends to indefinitely reinvest its unremitted earnings in its foreign subsidiaries. The Company has not determined at this time an estimate of total amount of other entities unremitted earnings, as it is not practical at this time.

13. COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates from December 2025 through June 2028, to provide television and radio audience measurement services. Pursuant to these agreements, as of December 31, 2024, the Company is obligated to pay these providers a total of approximately $34.0 million. In addition, as of December 31, 2024, the Company has commitments consisting primarily of obligations for software licenses utilized by the Company's sales team of approximately $5.5 million. The 2025 and 2026 annual commitments total approximately $13.3 million and $12.2 million, respectively. The annual commitments beyond 2026 total approximately $14.0 million.

14. STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2024, the Company paid cash dividends totaling $0.20 per share, or $18.0 million in the aggregate, on all shares of Class A and Class U common stock. During the year ended December 31, 2023, the Company paid cash dividends totaling $0.20 per share, or $17.6 million in the aggregate, on all shares of Class A and Class U common stock. During the year ended December 31, 2022, the Company paid cash dividends totaling $0.10 per share, or $8.5 million in the aggregate, on all shares of Class A, Class U and previously-outstanding Class B common stock (the last-mentioned of which was converted into shares of Class A common stock on December 31, 2022).

Preferred Stock

As of December 31, 2024 and 2023, there were no shares of any series of preferred stock issued and outstanding.

Treasury Stock

On March 1, 2022, the Company's Board of Directors approved a share repurchase program of up to $20 million of the Company's Class A common stock. Under this share repurchase program, the Company is authorized to purchase shares of its Class A common stock from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

During the years ended December 31, 2024, 2023 and 2022, the Company did not repurchase any shares of its Class A common stock. As of December 31, 2024, the Company has repurchased a total of 1.8 million shares of its Class A common stock under the share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the consolidated balance sheets. Shares repurchased pursuant to the Company’s share repurchase program are retired during the same calendar year.

15. EQUITY INCENTIVE PLANS

In May 2004, the Company adopted its 2004 Equity Incentive Plan (“2004 Plan”), which replaced its 2000 Omnibus Equity Incentive Plan (“2000 Plan”). The 2000 Plan had allowed for the award of up to 11,500,000 shares of Class A common stock. The 2004 Plan, as originally adopted, allowed for the award of up to 10,000,000 shares of Class A common stock, plus any grants remaining available at its adoption date under the 2000 Plan. Awards under the 2004 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, RSUs or PSUs. The 2004 Plan is administered by a committee appointed by the Board of Directors. This committee determines the type, number, vesting requirements and other features and conditions of such awards.

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

The 2004 Plan was further amended by the Board of Directors effective April 16, 2024, and approved by the stockholders at the 2024 annual meeting of stockholders on May 30, 2024, to increase the number of shares of Class A common stock issuable under the 2004 Plan by 7,500,000 shares, for a total of 25,500,000 shares issuable thereunder.

In June 2023, the Company adopted its 2023 Inducement Plan (“Inducement Plan”), reserving 2,000,000 shares of the Company’s Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees of the Company, as an inducement material to the individual’s employment with the Company. The terms and conditions of the Inducement Plan are substantially similar to the Company's 2004 Plan. The Company granted the following awards to Michael Christenson in July 2023 upon his being hired as CEO: (i) an initial one-time award of 1,000,000 RSUs and (ii) an initial one-time award of 1,000,000 PSUs.

The Company has issued stock options, RSUs and PSUs to various other employees and non-employee directors of the Company in addition to non-employee service providers under the Company's equity incentive plans. As of December 31, 2024, there were approximately 10.5 million securities remaining available for future issuance under equity compensation plans.

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

There were no stock options granted during the years ended December 31, 2024, 2023, and 2022.

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	351	$2.28	0.99	$1,577
Exercised	(91)	1.71		381
Forfeited or cancelled	-	-	-	-
Outstanding at December 31, 2022	260	2.48	0.19	605
Exercised	(260)	2.48	-	933
Forfeited or cancelled	-	-	-	-
Outstanding at December 31, 2023	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Outstanding at December 31, 2024	-	-	-	-
Vested and Exercisable at December 31, 2024	-	-	-	-

There was no stock-based compensation expense related to the Company’s employee stock options for the years ended December 31, 2024, 2023 and 2022.

Restricted Stock Units

The Company measures all stock-based awards using a fair value method and recognizes the related stock-based compensation expense in the consolidated financial statements over the requisite service period. As stock-based compensation expense recognized in the Company’s consolidated financial statements is based on awards ultimately expected to vest, generally between 1 to 4 years, it has been reduced for estimated forfeitures.

The following is a summary of non-vested RSUs activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2021	4,530	$5.00
Granted	3,555	5.43
Vested	(3,491)	5.10
Forfeited or cancelled	(151)	5.35
Nonvested balance at December 31, 2022	4,443	5.26
Granted	4,869	6.06
Vested	(2,686)	5.49
Forfeited or cancelled	(269)	6.17
Nonvested balance at December 31, 2023	6,357	5.74
Granted	2,929	4.01
Vested	(2,621)	5.94
Forfeited or cancelled	(2,080)	5.47
Nonvested balance at December 31, 2024	4,585	4.62

Stock-based compensation expense related to grants of RSUs was $12.3 million, $23.0 million and $20.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, there was approximately $7.6 million of total unrecognized compensation expense related to grants of RSUs that is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of shares vested related to grants of RSUs was $17.3 million, $14.0 million, and $18.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company’s RSUs are net settled by withholding shares of the Company’s common stock to cover minimum statutory incomes taxes and remitting the remaining shares of the Company’s common stock to an individual’s brokerage account. Authorized shares of the Company’s common stock are used to settle RSUs.

Performance Stock Units

In connection with the hiring of the Company's CEO in July 2023, the Company granted the CEO Performance Stock Units ("PSUs"), which are subject to both time-based vesting and market-based conditions. Both the service and market conditions must be satisfied for the PSUs to vest. The PSUs consist of five equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $5.75, $7.25, $9.00, $11.20, and $13.75, respectively, over 30 consecutive trading days during a performance period commencing on July 1, 2023 and ending on July 1, 2028. The fair value of each of the Performance Tranches was $0.8 million, $0.7 million, $0.7 million, $0.6 million, and $0.5 million, respectively, and have a grant date fair value per share of restricted stock of $3.98, $3.64, $3.31, $2.93, and $2.58, respectively. To the extent that any of the performance-based requirements are met, the Company's CEO must also provide continued service to the Company through at least July 1, 2024 to receive any shares of common stock underlying the PSUs and through July 1, 2028 to receive all of the shares of common stock underlying the PSUs that have satisfied the applicable market-based requirement. The maximum number of shares that can be earned under this PSU grant is 1,000,000 shares, with 20% of the total award allocated to each Performance Tranche. Between 0% and 100% of each Performance Tranche of the PSUs will vest on each of the tranche dates.

Additionally, in connection with the annual grant in January 2024, the Company has granted PSUs to certain senior employees, which PSUs are subject to both time-based vesting conditions and market-based conditions. Both the service and market conditions must be satisfied for the PSUs to vest. The PSUs consist of four equal tranches (each, a "Performance Tranche"), based on achievement of a share price condition if the Company achieves share price targets of $4.83, $5.65, $7.15, and $8.90, respectively, over 30 consecutive trading days during a performance period commencing on January 25, 2024 and ending on January 25, 2029. The fair value of each of the Performance Tranches was $0.6 million, $0.6 million, $0.5 million, and $0.5 million, respectively, and have a grant date fair value per share of restricted stock of $4.16, $3.98, $3.66, and $3.32, respectively. To the extent that any of the performance-based requirements are met, the grantees must also provide continued service to the Company through at least January 25, 2025 to receive any shares of common stock underlying the PSUs and through January 25, 2029 to receive all of the shares of common stock underlying the PSUs that have satisfied the applicable market-based requirement. The maximum number of shares that could be earned under this PSU grant was 600,000 shares, with 25% of the total award allocated to each Performance Tranche. Between 0% and 100% of each Performance Tranche of the PSUs will vest on each of the tranche dates. During 2024, 400,000 of these PSUs were cancelled.

The Company recognizes compensation expense related to the PSUs using the accelerated attribution method over the requisite service period. Stock-based compensation expense for PSUs is based on a performance measurement of 100%. The compensation expense will not be reversed even if the performance metrics are not met.

Stock-based compensation expense related to PSUs was $1.5 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, there was $1.7 million of total unrecognized compensation expense related to grants of PSUs that is expected to be recognized over a weighted-average period of 2.2 years.

The grant date fair value for each PSU was estimated using a Monte Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. The unobservable significant inputs to the valuation model at the time of award issuance were as follows:

	2024 PSUs	2023 PSUs
Stock price at issuance	$4.38	$4.39
Expected volatility	57.0%	58.0%
Risk-free interest rate	4.01%	4.13%
Expected term	5.0	5.0
Expected dividend yield	0%	0%

The following is a summary of non-vested PSUs activity: (in thousands, except grant date fair value data):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2022	-	$-
Granted	1,000	3.29
Vested	-	-
Forfeited or cancelled	-	-
Nonvested balance at December 31, 2023	1,000	3.29
Granted	600	3.78
Vested	-	-
Forfeited or cancelled	(400)	3.78
Nonvested balance at December 31, 2024	1,200	3.37

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

At December 31, 2024, TelevisaUnivision owns approximately 10% of the Company’s common stock on a fully-converted basis.

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

On October 2, 2017, the Company entered into the current affiliation agreement which superseded and replaced its prior affiliation agreements with TelevisaUnivision. Additionally, on the same date, the Company entered into a proxy agreement and marketing and sales agreement with TelevisaUnivision, each of which superseded and replaced the prior comparable agreements with TelevisaUnivision. The term of each of these current agreements expires on December 31, 2026 for all of the Company’s Univision and UniMás network affiliate stations. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2024, 2023 and 2022, retransmission consent revenue accounted for approximately $33.9 million, $36.6 million and $36.0 million, respectively, of which $23.8 million, $25.5 million and $24.9 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

The following tables reflect the related-party balances with TelevisaUnivision and other related parties (in thousands):

	Univision		Other		Total
	December 31,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023
Trade receivables	$3,556	$10,051	$—	$—	$3,556	$10,051
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net (2)	1,857	2,785	—	—	1,857	2,785
Accounts payable	772	953	118	118	890	1,071

	Univision
	2024	2023	2022
Direct operating expenses (1)	$8,618	$6,050	$8,095
Amortization	928	928	928

(1)
Consists of national representation fees paid to TelevisaUnivision.
(2)
Consists of intangible rights originally acquired from TelevisaUnivision.

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and TelevisaUnivision. As of December 31, 2024 and 2023 these balances totaled $0.2 million and $0.3 million, respectively.

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

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and the cumulative unrealized gains and losses of marketable securities. The following table provides a roll forward of accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of January 1, 2022	$(1,300)	$323	$(977)
Other comprehensive income (loss)	(45)	(1,353)	(1,398)
Income tax (expense) benefit	—	454	454
Amounts reclassified from AOCI	—	532	532
Income tax (expense) benefit	—	(121)	(121)
Other comprehensive income (loss), net of tax	(45)	(488)	(533)
Accumulated other comprehensive income (loss) as of December 31, 2022	$(1,345)	$(165)	$(1,510)
Other comprehensive income (loss)	88	586	674
Income tax (expense) benefit	—	(150)	(150)
Amounts reclassified from AOCI	—	91	91
Income tax (expense) benefit	—	(20)	(20)
Other comprehensive income (loss), net of tax	88	507	595
Accumulated other comprehensive income (loss) as of December 31, 2023	$(1,257)	$342	$(915)
Other comprehensive income (loss)	8	30	38
Income tax (expense) benefit	—	(5)	(5)
Amounts reclassified from AOCI	—	109	109
Income tax (expense) benefit	—	(28)	(28)
Other comprehensive income (loss), net of tax	8	106	114
Accumulated other comprehensive income (loss) as of December 31, 2024	$(1,249)	$448	$(801)

18. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

19. SEGMENT DATA

In the Company's former EGP business, it acted as an intermediary between primarily global media companies and advertisers, which consisted of either the enterprise or its ad agency running the advertisement. The Company's customers were both these primarily global media companies and advertisers. On March 4, 2024, the Company received a communication from Meta that it intended to wind down its ASP program globally and end its relationship with all of its ASPs, including the Company's, by July 1, 2024. As a result of this communication from Meta, the Company's CEO, who is also the CODM, led a thorough review of the Company's operations, cost structure, digital strategy and organization of its business. This review led to the decision to sell the enterprises comprising the Company's EGP business -- the largest business unit of what was then its digital segment. Following this decision, during the second quarter of 2024, the Company entered into a definitive agreement to sell substantially all of its EGP business to IMS. The transaction was completed on June 28, 2024. The remaining parts of the Company's EGP business, Jack of Digital and Adsmurai, were each sold back to their respective founders in separate transactions during the second quarter of 2024.

Prior to the sale of the EGP business, for financial reporting purposes the Company reported in three segments – digital, television and audio, based on the type of medium in which it sold advertising. The sale of the EGP business has allowed the Company to focus its operations on the products and services it sells instead of the type of advertising medium in which it sells them, which had been the Company's historic operational approach. As a result of the sale of the Company's EGP business, effective July 1, 2024, the Company has realigned its operating segments into two segments – media and advertising technology & services – consistent with the Company's current operational and management structure, as well as the basis that is now used for internal management reporting and how the Company's CEO evaluates the business. The Company's reportable segments are the same as its operating segments. Prior periods have been recast to conform to this presentation.

The Company's media segment consists of sales of advertising through various media, including television, radio and digital. The Company owns and/or operates 49 primary television stations and 44 radio stations (37 FM and 7 AM), reaching and engaging Latinos in the United States. The Company's television operations comprise the largest affiliate group of both the top-ranked Univision television network and TelevisaUnivision’s UniMás network, with TelevisaUnivision-affiliated stations in 15 of the nation’s top 50 U.S. Latino markets. The Company owns and operate one of the largest groups of primarily Spanish-language radio stations in the United States. The Company provides digital marketing solutions in all of the U.S. markets where it has broadcast operations.

The Company's advertising technology & services segment consists of programmatic ad services through Smadex, its demand side programmatic ad platform, and Adwake, its mobile growth solutions business.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 25%, 27% and 24% and of its revenue from continuing operations outside the United States during the years ended December 31, 2024, 2023 and 2022, respectively (see Note 5).

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Year Ended December 31,			% Change	% Change
	2024	2023	2022	2024 to 2023	2023 to 2022
Net Revenue
Media	$222,061	$196,268	$230,698	13%	(15)%
Advertising Technology & Services	142,887	100,775	93,292	42%	8%
Consolidated	364,948	297,043	323,990	23%	(8)%
Cost of revenue
Media	16,726	10,952	10,580	53%	4%
Advertising Technology & Services	85,470	66,262	60,006	29%	10%
Consolidated	102,196	77,214	70,586	32%	9%
Direct operating expenses
Media	110,988	96,925	94,742	15%	2%
Advertising Technology & Services	25,274	16,306	14,578	55%	12%
Consolidated	136,262	113,231	109,320	20%	4%
Selling, general and administrative expenses
Media	42,759	36,000	36,327	19%	(1)%
Advertising Technology & Services	20,109	13,761	10,661	46%	29%
Consolidated	62,868	49,761	46,988	26%	6%
Depreciation and amortization
Media	12,891	11,975	13,661	8%	(12)%
Advertising Technology & Services	3,930	4,417	1,986	(11)%	122%
Consolidated	16,821	16,392	15,647	3%	5%
Segment operating profit (loss)
Media	38,697	40,416	75,388	(4)%	(46)%
Advertising Technology & Services	8,104	29	6,061	*	(100)%
Consolidated	46,801	40,445	81,449	16%	(50)%
Corporate expenses	37,498	50,294	49,404	(25)%	2%
Change in fair value of contingent consideration	(629)	821	(1,800)	*	*
Impairment charge	61,220	13,267	1,600	361%	729%
Foreign currency (gain) loss	692	1,950	1,244	(65)%	57%
Other operating (gain) loss	-	609	423	(100)%	44%
Operating income (loss)	(51,980)	(26,496)	30,578	96%	(187)%
Interest expense	(16,472)	(16,833)	(10,536)	(2)%	60%
Interest income	2,458	3,405	2,740	(28)%	24%
Dividend income	10	35	20	(71)%	75%
Realized gain (loss) on marketable securities	(110)	(93)	(532)	18%	(83)%
Gain (loss) on debt extinguishment	(91)	(1,556)	-	(94)%	*
Income (loss) before income taxes from continuing operations	$(66,185)	$(41,538)	$22,270	59%	*

Capital expenditures
Media	$7,089	$21,208	$6,975
Advertising Technology & Services	372	3,643	2,538
Consolidated	$7,461	$24,851	$9,513

* Percentage not meaningful.

Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources.

20. SUBSEQUENT EVENT

The Company's corporate headquarters and main operational offices for its audio segment were previously located in Santa Monica, California. The Company leased approximately 38,000 square feet of space in the building housing its previous corporate headquarters under a lease that expires January 31, 2034. The Company's management decided to vacate the facility in February 2025 and cease making further lease payments. As of December 31, 2024, the Company's consolidated balance sheet included the following amounts related to this lease (in millions):

Operating leases right of use asset	$16.3
Property and equipment, net of accumulated depreciation	$9.3
Operating lease liabilities	$1.5
Long-term operating lease liabilities	$21.2

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2024	$2,399	$1,320	$(170)	$(515)	$3,034
Year ended December 31, 2023	$2,570	$570	$(1)	$(740)	$2,399
Year ended December 31, 2022	$2,939	$833	$(105)	$(1,097)	$2,570

(1)
Other adjustments represent recoveries and increases in the allowance for doubtful accounts.