Form 10-Q
period 2025-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2025-05-08
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

Yes ☐ No ☒

As of May 5, 2025, there were 81,623,559 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

GENERAL NOTE

As discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 10-K”), and throughout this report, during the second quarter of 2024 we sold our Entravision Global Partners, or EGP, business. Unless the context indicates otherwise, references throughout this report to discontinued operations refer to EGP prior to its sale.

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
•
the choices certain of our individual advertisers or advertisers by industry make in placing advertisements due to economic considerations, including economic, fiscal, monetary, trade or other national policies or considerations in the United States or the countries where our advertisers are located;
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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 12 of our 2024 10-K.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$73,610	$95,914
Marketable securities	4,537	4,694
Restricted cash	789	786
Trade receivables, (including related parties of $9,120 and $3,556) net of allowance for doubtful accounts of $2,878 and $3,034	78,923	68,319
Assets held for sale	4,650	-
Prepaid expenses and other current assets (including related parties of $274 and $274)	28,534	16,587
Total current assets	191,043	186,300
Property and equipment, net of accumulated depreciation of $148,825 and $154,885	50,571	60,616
Intangible assets subject to amortization, net of accumulated amortization of $62,785 and $62,330 (including related parties of $1,625 and $1,857)	3,961	4,417
Intangible assets not subject to amortization	149,276	177,276
Goodwill	7,352	7,352
Deferred income taxes	2,924	2,650
Operating leases right of use asset	22,946	40,762
Other assets	7,749	7,905
Total assets	$435,822	$487,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$2,500	$-
Accounts payable and accrued expenses (including related parties of $967 and $890)	55,177	53,882
Operating lease liabilities	7,631	7,744
Total current liabilities	65,308	61,626
Long-term debt, less current maturities, net of unamortized debt issuance costs of $736 and $792	184,514	186,958
Long-term operating lease liabilities	40,603	42,101
Other long-term liabilities	12,578	12,168
Deferred income taxes	37,211	38,405
Total liabilities	340,214	341,258
Commitments and contingencies (Note 6)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at March 31, 2025 81,623,559 and December 31, 2024 81,623,559	8	8
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at March 31, 2025 and December 31, 2024 9,352,729	1	1
Additional paid-in capital	813,080	815,532
Accumulated deficit	(716,686)	(668,720)
Accumulated other comprehensive income (loss)	(795)	(801)
Total stockholders' equity	95,608	146,020
Total liabilities, redeemable noncontrolling interest and equity	$435,822	$487,278

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2025	2024
Net Revenue	$91,851	$78,176
Expenses:
Cost of revenue	33,472	22,658
Direct operating expenses (including related parties of $1,122 and $1,400) (including non-cash stock-based compensation of $1,077 and $1,367)	35,502	31,801
Selling, general and administrative expenses	15,506	14,334
Corporate expenses (including non-cash stock-based compensation of $1,536 and $3,662)	7,788	12,248
Depreciation and amortization (including related parties of $232 and $232)	3,477	4,739
Change in fair value of contingent consideration	-	(220)
Impairment charge	23,673	-
Loss on lease abandonment	25,191	-
Foreign currency (gain) loss	12	265
Operating income (loss)	(52,770)	(7,649)
Interest expense	(3,663)	(4,443)
Interest income	605	578
Dividend income	-	10
Realized gain (loss) on marketable securities	1	(113)
Gain (loss) on debt extinguishment	-	(40)
Income (loss) from continuing operations before income taxes	(55,827)	(11,657)
Income tax benefit (expense)	8,052	4,147
Net income (loss) from continuing operations	(47,775)	(7,510)
Net income (loss) from discontinued operations, net of tax	(191)	(41,380)
Net income (loss) attributable to common stockholders	$(47,966)	$(48,890)
Basic and diluted earnings per share:
Net income (loss) per share from continuing operations, basic and diluted	$(0.53)	$(0.08)

Net income (loss) per share from discontinued operations, basic and diluted	$(0.00)	$(0.47)

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.55)

Cash dividends declared per common share	$0.05	$0.05

Weighted average common shares outstanding, basic and diluted	90,976,288	89,518,058

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2025	2024
Net income (loss) attributable to common stockholders	$(47,966)	$(48,890)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	-	-
Change in fair value of marketable securities	6	99
Total other comprehensive income (loss)	6	99
Comprehensive income (loss) attributable to common stockholders	$(47,960)	$(48,791)

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares		Common Stock				Accumulated
					Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2024	81,623,559	9,352,729	$8	$1	$815,532	$(668,720)	$(801)	$146,020
Stock-based compensation expense	-	-	-	-	2,613	-	-	2,613
Dividends paid	-	-	-	-	(4,549)	-	-	(4,549)
Dividends equivalents payable	-	-	-	-	(516)	-	-	(516)
Change in fair value of marketable securities	-	-	-	-	-	-	7	7
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(1)	(1)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(47,966)	-	(47,966)
Balance, March 31, 2025	81,623,559	9,352,729	8	1	813,080	(716,686)	(795)	95,608

	Number of Common Shares		Common Stock				Accumulated
					Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2023	80,150,506	9,352,729	$8	$1	$743,246	$(519,812)	$(915)	$222,528
Issuance of common stock upon exercise of stock options or awards of restricted stock units	224,369	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(490)	-	-	(490)
Stock-based compensation expense	-	-	-	-	5,447	-	-	5,447
Dividends paid	-	-	-	-	(4,476)	-	-	(4,476)
Dividends equivalents payable	-	-	-	-	(388)	-	-	(388)
Change in fair value of marketable securities	-	-	-	-	-	-	15	15
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	84	84
Foreign currency translation gain (loss)	-	-	-	-	-	-	(295)	(295)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(48,890)	-	(48,890)
Balance, March 31, 2024	80,374,875	9,352,729	8	1	743,339	(568,702)	(1,111)	173,535

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$(47,966)	$(48,890)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,477	7,133
Impairment charge	23,673	49,438
Loss on lease abandonment	25,191	-
Deferred income taxes	(1,467)	(4,224)
Non-cash interest	176	92
Amortization of syndication contracts	110	113
Payments on syndication contracts	(109)	(115)
Non-cash stock-based compensation	2,613	5,447
(Gain) loss on marketable securities	(1)	113
(Gain) loss on disposal of property and equipment	4	97
(Gain) loss on debt extinguishment	-	40
Change in fair value of contingent consideration	-	(1,420)
Net income (loss) attributable to redeemable noncontrolling interest - discontinued operations	-	(2,779)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(10,460)	29,473
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	(9,529)	(7,150)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(956)	6,007
Net cash provided by (used in) operating activities	(15,244)	33,375
Cash flows from investing activities:
Purchases of property and equipment	(2,643)	(2,743)
Purchases of marketable securities	(218)	-
Proceeds from sale of marketable securities	386	8,842
Net cash provided by (used in) investing activities	(2,475)	6,099
Cash flows from financing activities:
Tax payments related to shares withheld for share-based compensation plans	-	(27)
Payments on debt	-	(10,275)
Dividends paid	(4,549)	(4,476)
Distributions to noncontrolling interest	-	(1,078)
Payment of contingent consideration	-	(900)
Principal payments under finance lease obligation	(33)	(41)
Net cash provided by (used in) financing activities	(4,582)	(16,797)
Effect of exchange rates on cash, cash equivalents and restricted cash	-	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,301)	22,675
Cash, cash equivalents and restricted cash:
Beginning	96,700	106,509
Ending	$74,399	$129,184
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$3,487	$4,467
Income taxes	$179	$1,291
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$837	$1,416
Dividends equivalents payable	$1,802	$1,049

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Presentation

The condensed consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s 2024 Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 10-K"). The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2025 or any other future period.

Certain amounts in the Company’s prior year period condensed consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation, including presentation of discontinued operations as discussed in Notes 2, 5 and 7.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company has organized its operations into two reportable segments. Its media segment includes its television, radio and digital marketing operations. Its advertising and technology services segment provides programmatic advertising and technology services through Smadex, the Company's demand-side programmatic advertising purchasing platform, and Adwake, the Company's performance-based media advertising agency.

As discussed below, in 2024, the Company discontinued and divested a significant portion of its operations, which consisted primarily of several acquisitions that had been completed prior to 2024, and which operations comprised the majority of the Company’s former digital segment.

For more information and an overview of the Company's business, please refer to Part I, Item 1, "Business", of the Company's 2024 10-K.

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

As a result of this communication from Meta, the Company conducted a thorough review of its digital strategy, operations and cost structure, and during the second quarter of 2024 made the decision to dispose of the operations of its EGP business. Following this decision, during the second quarter of 2024, the Company entered into a definitive agreement to sell substantially all of its EGP business to IMS Internet Media Services, Inc. ("IMS"). The transaction was completed on June 28, 2024. The remaining parts of the Company's EGP business, Jack of Digital ("Jack of Digital") and Adsmurai, S.L. ("Adsmurai"), were each sold back to their respective founders in separate transactions during the second quarter of 2024. See Note 7 for additional details.

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

The Company concluded that the assets of its EGP business met the criteria for classification as held for sale. Additionally, the Company determined that the disposal, which was initiated and completed during the second quarter of 2024, represented a strategic shift that had a major effect on the Company's operations and financial results. As such, the results of the Company's former EGP business are presented as discontinued operations in the Consolidated Statements of Operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. There were no remaining assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2024 and March 31, 2025.

In March 2025, the Company entered into a letter of intent (“LOI”) to sell the assets of its two Mexico television stations. The assets constituting station XHAS, located in Tijuana, Mexico, have an agreed upon price of $2.9 million. The assets constituting station XHDTV, located in Tecate, Mexico, have an agreed upon price of $1.8 million. The sale would include all assets necessary for the buyers to operate the station, consisting of the broadcast licenses and fixed assets. The LOI has a term of 60 days for the parties to reach a definitive agreement. These assets met the criteria for classification as assets held for sale. The carrying value of the two stations exceeded the agreed upon price, and the Company recorded an impairment charge of $23.7 million during the three-month period ended March 31, 2025 related to the broadcast licenses with a carrying value of $28.0 million and fixed assets of the two stations with a carrying value of $0.4 million. The fair value less estimated costs to sell of $4.7 million is presented as Assets Held for Sale in the Condensed Consolidated Balance Sheet as of March 31, 2025.

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

The 2023 Credit Agreement contains various financial covenants. Compliance with these financial covenants is measured quarterly and the Company’s failure to meet the covenant requirements would constitute an event of default. In such event, if the Company were unable to obtain the necessary waivers or amendments, all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, would become immediately due and payable. Additionally, the lenders would have the right to proceed against the collateral granted to them to secure that debt, which includes substantially all of the Company’s assets.

As a result of the sale of the EGP business, the Company’s consolidated EBITDA (as defined in the 2023 Credit Agreement) has been, and is expected to remain, significantly reduced and, in response, the Company has taken action to reduce certain expenses to mitigate this condition, including a reduction in the base salary and cash bonus components of the Company's three most senior executives' compensation. The Company also has $78.1 million of cash and marketable securities as of March 31, 2025, and projects that it can prepay debt as necessary to remain in compliance with its financial covenants in the 2023 Credit Agreement.

As of March 31, 2025, the Company was in compliance with the financial covenants in the 2023 Credit Agreement. Based on the Company’s current financial projections and ability to prepay its debt, management believes that the Company will maintain compliance with its financial covenants in the 2023 Credit Agreement. Given the inherent uncertainty in financial projections the Company has identified additional controllable cost reduction actions that can be taken, if necessary, to maintain sufficient liquidity to fund its business activities and to maintain compliance with its financial covenants.

Management further believes that the Company’s existing cash and projected operating cash flows are adequate to meet its operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying consolidated financial statements.

See "Credit Facility" below for additional details.

Restricted Cash

As of March 31, 2025 and December 31, 2024, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Condensed Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of March 31,
	2025	2024
Cash and cash equivalents	$73,610	$98,422
Cash and cash equivalents - discontinued operations	-	29,988
Restricted cash	789	774
Total as presented in the Condensed Consolidated Statements of Cash Flows	$74,399	$129,184

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

During the three-month periods ended March 31, 2025 and 2024, the amount the Company paid TelevisaUnivision in this capacity was $1.1 million and $1.4 million. These amounts were included in Direct Operating Expenses in the Company's Condensed Consolidated Statements of Operations.

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

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors (“MVPDs”). As of March 31, 2025, the amount due to the Company from TelevisaUnivision was $9.1 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended March 31, 2025 and 2024, retransmission consent revenue accounted for $8.1 million and $9.2 million, respectively, of which $5.6 million and $6.4 million, respectively, relate to the TelevisaUnivision proxy agreement.

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

During the three-month period ended March 31, 2025, the Company had the following non-vested RSUs activity (in thousands, except grant date fair value data):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2024	4,585	$4.62
Granted	3,070	2.28
Vested	-	-
Forfeited or cancelled	(40)	4.52
Nonvested balance at March 31, 2025	7,615	3.67

Stock-based compensation expense related to RSUs was $2.1 million and $4.5 million for the three-month periods ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there was $11.0 million of total unrecognized compensation expense related to grants of RSUs that is expected to be recognized over a weighted-average period of 1.9 years.

Performance Stock Units

In connection with the annual grant of performance stock units (“PSUs”) in January 2025, the Company has granted PSUs to certain senior employees, which PSUs are subject to both time-based vesting conditions and market-based conditions. Both the service and market conditions must be satisfied for the PSUs to vest. The PSUs consist of four equal tranches, based on achievement of a share price condition if the Company achieves share price targets of $3.00, $4.00, $5.00, and $6.00, respectively, over 30 consecutive trading days during a performance period commencing on January 21, 2025 and ending on January 21, 2030. The fair value of each of the Performance Tranches was $0.7 million, $0.7 million, $0.6 million, and $0.6 million, respectively, and have a grant date fair value per share of restricted stock of $2.11, $1.95, $1.80, and $1.67, respectively. To the extent that any of the performance-based requirements are met, the grantees must also provide continued service to the Company through at least January 21, 2026 to receive any shares of common stock underlying the PSUs and through January 21, 2030 to receive all of the shares of common stock underlying the PSUs that have satisfied the applicable market-based requirement. The maximum number of shares that could be earned under this PSU grant was 1,390,000 shares, with 25% of the total award allocated to each Performance Tranche. Between 0% and 100% of each Performance Tranche of the PSUs will vest on each of the tranche dates.

The Company recognizes compensation expense related to the PSUs using the accelerated attribution method over the requisite service period. Stock-based compensation expense for PSUs is based on a performance measurement of 100%. The compensation expense will not be reversed even if the performance metrics are not met.

Stock-based compensation expense related to PSUs was $0.5 million for each of the three-month periods ended March 31, 2025 and 2024.

As of March 31, 2025, there was $3.2 million of total unrecognized compensation expense related to grants of PSUs that is expected to be recognized over a weighted-average period of 2.3 years.

The grant date fair value for each PSU was estimated using a Monte-Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. The unobservable significant inputs to the valuation model at the time of award issuance were as follows:

2025 PSUs
Stock price at issuance	$2.28
Expected volatility	66.0%
Risk-free interest rate	4.40%
Expected term	5.0
Expected dividend yield	0%

During the three-month period ended March 31, 2025, the Company had the following non-vested PSUs activity (in thousands, except grant date fair value data):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2024	1,200	$3.37
Granted	1,390	1.88
Vested	-	-
Forfeited or cancelled	-	-
Nonvested balance at March 31, 2025	2,590	2.57

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three-Month Period
	Ended March 31,
	2025	2024
Numerator:
Net income (loss) from continuing operations	$(47,775)	$(7,510)
Net income (loss) from discontinued operations	(191)	(41,380)
Net income (loss) attributable to common stockholders	$(47,966)	$(48,890)

Basic and diluted earnings per share:
Denominator:
Weighted average common shares outstanding	90,976,288	89,518,058

Per share:
Income (loss) per share from continuing operations	$(0.53)	$(0.08)
Income (loss) per share from discontinued operations	(0.00)	(0.47)
Net income (loss) per share attributable to common stockholders	$(0.53)	$(0.55)

For the three-month period ended March 31, 2025, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 1,520,085 equivalent shares of dilutive securities for the three-month period ended March 31, 2025.

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

As of the most recent annual goodwill testing date, October 1, 2024, there was $43.3 million of goodwill in the media reporting unit. Based on the assumptions and estimates discussed in the Company's 2024 10-K, the media reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $43.3 million for the year ended December 31, 2024. This impairment charge was a result of the Company updating its internal forecasts of future performance based on lower than anticipated political advertising revenue in the fourth quarter of 2024 and higher projected future costs due to planned investments in news programming and the sales and marketing teams. The calculation of the fair value of the reporting unit requires estimates of the discount rate and the long term projected growth rate.

Additionally, as of the most recent annual goodwill testing date, October 1, 2024, there was $7.4 million of goodwill in the advertising technology & services reporting unit. Based on the assumptions and estimates discussed in the Company's 2024 10-K, the fair value of the advertising technology & services reporting unit exceeded its carrying value by over 100%, resulting in no impairment charge for the year ended December 31, 2024. The calculation of the fair value of the advertising technology & services reporting unit requires estimates of the discount rate and the long term projected growth rate.

The Company also conducted a review of the fair value of the television and radio FCC licenses on the annual testing date of October 1, 2024. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal values multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

As a result of this impairment analysis, taking into consideration the foregoing factors, for the year ended December 31, 2024, the Company recorded impairment charges of FCC licenses within the media reportable segment in the amount of $17.9 million;

As further discussed in in the Company's 2024 10-K, following the communication from Meta on March 4, 2024, that it intended to wind down its ASP program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024, the Company updated its internal forecasts of future performance and determined that a triggering event had occurred during the first quarter of 2024 that required interim impairment tests within its then digital reporting unit. As a result, the Company recorded a goodwill impairment charge of $35.4 million and intangibles subject to amortization impairment charge of $14.0 million during the first quarter of 2024, with respect to the Company's then digital segment, which amounts were included in the results of discontinued operations. See Note 7 for additional details.

In March 2025, the Company entered into an LOI to sell the assets of its two Mexico television stations. The assets constituting station XHAS, located in Tijuana, Mexico, have an agreed upon price of $2.9 million. The assets constituting station XHDTV, located in Tecate, Mexico, have an agreed upon price of $1.8 million. The carrying value of the two stations exceeded the agreed upon price, and the Company recorded an impairment charge of $23.7 million during the three-month period ended March 31, 2025 related to the broadcast licenses with a carrying value of $28.0 million and fixed assets of the two stations with a carrying value of $0.4 million.

Loss on Lease Abandonment

At the time of a lease termination, the operating lease right-of-use asset is derecognized, while the corresponding lease liability is evaluated and derecognized by the Company based any remaining contractual obligations as of the lease termination date.

The Company's corporate headquarters and main operational offices for its audio operations were previously located in Santa Monica, California. The Company occupied approximately 38,000 square feet of space in the building housing its previous corporate headquarters under a lease, as amended, that was scheduled to expire on January 31, 2034. The Company's management decided to vacate and abandon the facility in February 2025 and cease making further lease payments. As a result, the Company recorded loss on lease abandonment charges of $16.1 million related to the acceleration of amortization of the right of use asset associated with this lease, and $9.1 million related to the acceleration of depreciation of the leasehold improvements associated with this lease. As of March 31, 2025, the Company's condensed consolidated balance sheet included $1.6 million of operating lease liabilities and $21.1 million of long-term operating lease liabilities related to this lease. See Note 8.

Treasury Stock

On March 1, 2022, the Company's Board of Directors approved a share repurchase program of up to $20 million of the Company's Class A common stock. Under this share repurchase program, the Company is authorized to purchase shares of its Class A common stock from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

During the three-month periods ended March 31, 2025 and 2024, the Company did not repurchase any shares of its Class A common stock. As of March 31, 2025, the Company has repurchased a total of 1.8 million shares of its Class A common stock under this share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43.

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

As of March 31, 2025, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 7.40%.

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

In 2024, the Company recorded a loss on debt extinguishment of $0.1 million due to these prepayments of the 2023 Credit Facility.

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

The covenants of the Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the 2023 Credit Facility requires compliance with financial covenants related to total net leverage ratio, not to exceed 3.25 to 1.00, and interest coverage ratio with a minimum permitted ratio of 3.00 to 1.00 (calculated as set forth in the 2023 Credit Agreement). As of March 31, 2025, the Company believes that it is in compliance with all covenants in the 2023 Credit Agreement.

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

The carrying amount of the Term Loan A Facility as of March 31, 2025 approximated its fair value and was $176.8 million, net of $0.7 million of unamortized debt issuance costs and original issue discount.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. From time to time, the Company has had, and may have, bank deposits in excess of Federal Deposit Insurance Corporation insurance limits. As of March 31, 2025, the majority of all U.S. deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes that it is not currently exposed to significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all or substantially all of the bank deposits held in banks outside the United States are not insured.

The Company’s credit risk is spread across a large number of customers located primarily in the United States and Europe, thereby spreading the trade receivable credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that it is managing its trade receivable credit risk effectively. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables, based on a review of all outstanding amounts on a monthly basis. An allowance for doubtful accounts is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

No single advertiser represents more than 5% of the Company's total trade receivables as of March 31, 2025 and December 31, 2024, respectively.

Revenue from the largest advertiser represented 6% of the Company's total revenue for the three-month period ended March 31, 2025. No other advertiser represented more than 5% of the Company's total revenue for the three-month periods ended March 31, 2025 and 2024. Management does not believe that this concentration of credit represents a significant risk to the Company.

Allowance for Doubtful Accounts

The accounts receivable consist of a homogeneous pool of relatively small dollar amounts from a large number of customers. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. When the Company is aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company's recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge that aggregated $0.2 million of income and $0.2 million of expense for the three-month periods ended March 31, 2025 and 2024, respectively. The net charge-off of bad debts aggregated $0.1 million for each of the three-month periods ended March 31, 2025 and 2024.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the condensed consolidated balance sheets (in millions):

	March 31, 2025
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$0.3	$0.3	—	—
Corporate bonds and notes	$4.5	—	$4.5	—

Nonrecurring fair value measurements:
Assets held for sale	$4.7	$4.7	—	—	$(23.7)

	December 31, 2024
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Corporate bonds and notes	$4.7	—	$4.7	—

Nonrecurring fair value measurements:
FCC licenses	$93.5	—	—	$93.5	$(17.9)

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

As of March 31, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities (in thousands):

	Corporate Bonds and Notes
	Amortized Cost	Unrealized gains (losses)
Due within a year	$1,099	$(7)
Due after one year	3,449	(4)
Total	$4,548	$(11)

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of March 31, 2025 and December 31, 2024, the Company determined that a credit loss allowance is not required.

Included in interest income for the three-month periods ended March 31, 2025 and 2024 was interest income related to the Company’s available for sale securities of $0.1 million and $0.2 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2024	$(1,249)	$448	$(801)
Other comprehensive income (loss)	-	9	9
Income tax (expense) benefit	-	(2)	(2)
Amounts reclassified from AOCI	-	(1)	(1)
Accumulated other comprehensive income (loss) as of March 31, 2025	(1,249)	454	(795)

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

Recent Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective since the issuance of the Company's 2024 10-K that had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

Newly Adopted Accounting Standards

There were no new accounting standards that were adopted since the issuance of the Company's 2024 10-K.

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

Digital Advertising. Revenue related to digital advertising, in both our media and advertising technology and services segments, is recognized when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. The Company has concluded that it is the principal in the transaction and therefore recognizes revenue on a gross basis, because (i) the Company is responsible for fulfillment of the contract, including customer support, resolving customer complaints, and accepting responsibility for the quality or suitability of the product or service; (ii) the Company has pricing discretion over the transaction; and (iii) the Company carries inventory risk for all inventory purchased regardless of whether the Company is able to collect on a transaction.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period
	Ended March 31,
	2025	2024
Digital advertising	$56,793	$38,223
Broadcast advertising	24,097	27,836
Spectrum usage rights	1,786	1,760
Retransmission consent	8,076	9,155
Other	1,099	1,202
Total revenue	$91,851	$78,176

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

	Three-Month Period
	Ended March 31,
	2025	2024
Local direct	$4,810	$5,034
Local agency	10,539	12,903
National agency	8,748	9,899
Total revenue	$24,097	$27,836

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period
	Ended March 31,
	2025	2024
United States	$58,535	$57,249
Rest of the World (1)	33,316	20,927
Total revenue	$91,851	$78,176
(1)
Primarily Europe

Deferred Revenue

(in thousands)	December 31, 2024	Increase	Decrease	March 31, 2025
Deferred revenue	$1,801	1,983	(1,801)	$1,983

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

The following table summarizes the expected future payments related to lease liabilities as of March 31, 2025:

(in thousands)
Remainder of 2025	$7,809
2026	9,178
2027	7,322
2028	6,572
2029	6,074
Thereafter	24,356
Total minimum payments	$61,311
Less amounts representing interest	(13,077)
Present value of minimum lease payments	48,234
Less current operating lease liabilities	(7,631)
Long-term operating lease liabilities	$40,603

The Company’s existing leases have remaining terms of less than one year up to 26 years. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of March 31, 2025 were 8.4 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2024 were 8.4 years and 6.3%, respectively.

The Company’s corporate headquarters and main operational offices for its audio operations are currently located in Burbank, California. The Company's corporate headquarters and main operational offices for its audio operations were previously located in Santa Monica, California. The Company occupied approximately 38,000 square feet of space in the building housing its previous corporate headquarters under a lease, as amended, that was scheduled to expire on January 31, 2034. The Company's management decided to vacate the facility in February 2025 and cease making further lease payments. As a result, the Company recorded a loss on lease abandonment charges of $16.1 million related to the right of use asset associated with this lease, and $9.1 related to leasehold improvements associated with this lease. As of March 31, 2025, the Company's condensed consolidated balance sheet included $1.6 million of operating lease liabilities and $21.1 million of long-term operating lease liabilities related to this lease. See Note 8.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Three-Month Period Ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$2,435	$2,856
Non-cash additions to operating lease assets	$-	$1,607

The following table summarizes the components of lease expense:

	Three-Month Period
	Ended March 31,
(in thousands)	2025	2024
Operating lease cost	$2,339	$2,211
Variable lease cost	101	445
Short-term lease cost	402	233
Total lease cost	$2,842	$2,889

For the three-month period ended March 31, 2025, lease cost of $1.4 million, $1.2 million and $0.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the three-month period ended March 31, 2024, lease cost of $1.4 million, $1.2 million and $0.3 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

5. SEGMENT INFORMATION

In the Company's former EGP business, it acted as an intermediary between primarily global media companies and advertisers, which consisted of either the enterprise or its ad agency running the advertisement. The Company's customers were both these primarily global media companies and advertisers. On March 4, 2024, the Company received a communication from Meta that it intended to wind down its ASP program globally and end its relationship with all of its ASPs, including the Company's, by July 1, 2024. As a result of this communication from Meta, the Company's CEO, who is also the Chief Operating Decision Maker (the “CODM”), led a thorough review of the Company's operations, cost structure, digital strategy and organization of its business. This review led to the decision to sell the enterprises comprising the Company's EGP business -- the largest business unit of what was then the Company’s digital segment. Following this decision, during the second quarter of 2024, the Company entered into a definitive agreement to sell substantially all of its EGP business to IMS. The transaction was completed on June 28, 2024. The remaining parts of the Company's EGP business, Jack of Digital and Adsmurai, were each sold back to their respective founders in separate transactions during the second quarter of 2024.

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

The Company's media segment consists of sales of advertising through various media, including television, radio and digital. The Company owns and/or operates 49 primary television stations and 44 radio stations (37 FM and 7 AM), reaching and engaging Latinos in the United States. The Company's television operations comprise the largest affiliate group of both the top-ranked Univision television network and TelevisaUnivision’s UniMás network, with TelevisaUnivision-affiliated stations in 15 of the nation’s top 50 U.S. Latino markets. The Company owns and operate one of the largest groups of primarily Spanish-language radio stations in the United States. The Company provides digital marketing operations in all of the U.S. markets where it has broadcast operations.

The Company's advertising technology & services segment consists of programmatic ad services through Smadex, its demand side programmatic ad platform, and Adwake, its mobile growth solutions business.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 36% and 27% of its revenue from continuing operations outside the United States during the three-month periods ended March 31, 2025 and 2024, respectively (see Note 5).

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Three-Month Period
	Ended March 31,		%
	2025	2024	Change
Net revenue
Media	$40,977	$45,766	(10)%
Advertising Technology & Services	50,874	32,410	57%
Consolidated	91,851	78,176	17%

Cost of revenue
Media	3,266	2,878	13%
Advertising Technology & Services	30,206	19,780	53%
Consolidated	33,472	22,658	48%

Direct operating expenses
Media	26,550	26,623	(0)%
Advertising Technology & Services	8,952	5,178	73%
Consolidated	35,502	31,801	12%

Selling, general and administrative expenses
Media	10,805	9,977	8%
Advertising Technology & Services	4,701	4,357	8%
Consolidated	15,506	14,334	8%

Depreciation and amortization
Media	2,970	3,287	(10)%
Advertising Technology & Services	507	1,452	(65)%
Consolidated	3,477	4,739	(27)%

Segment operating profit (loss)
Media	(2,614)	3,001	*
Advertising Technology & Services	6,508	1,643	296%
Consolidated	3,894	4,644	(16)%

Corporate expenses	7,788	12,248	(36)%
Change in fair value of contingent consideration	-	(220)	(100)%
Impairment charge	23,673	-	*
Loss on lease abandonment	25,191	-	*
Foreign currency (gain) loss	12	265	(95)%
Operating income (loss)	(52,770)	(7,649)	590%

Interest expense	$(3,663)	$(4,443)	(18)%
Interest income	605	578	5%
Dividend income	-	10	(100)%
Realized gain (loss) on marketable securities	1	(113)	*
Gain (loss) on debt extinguishment	-	(40)	(100)%
Income (loss) before income taxes	(55,827)	(11,657)	379%

Capital expenditures
Media	$2,360	$1,994
Advertising Technology & Services	24	76
Consolidated	$2,384	$2,070

* Percentage not meaningful.

Asset information by segment is not reported because the Company does not use this measure to assess performance or make decisions to allocate resources.

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to various outstanding claims and other legal proceedings that may arise from time to time in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to any such matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

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

The Company recorded a loss of $40.7 million as a result of this transaction, which was included in Net income (loss) from discontinued operations, net of tax in Consolidated Statements of Operations in the Company’s 2024 10-K.

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

The Company recorded a loss of $2.6 million as a result of this transaction, which was included in Net income (loss) from discontinued operations, net of tax in Consolidated Statements of Operations in the Company’s 2024 10-K.

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

The Company recorded a loss of $1.7 million as a result of this transaction, which was included in Net income (loss) from discontinued operations, net of tax in Consolidated Statements of Operations in the Company’s 2024 10-K.

The Company concluded that the assets of the EGP business met the criteria for classification as held for sale. Additionally, the Company determined that the disposal, which was initiated and completed during the second quarter of 2024, represented a strategic shift that had a major effect on the Company's operations and financial results. As such, the results of the Company's former EGP business are presented as discontinued operations in the Consolidated Statements of Operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. There were no remaining assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2024 and March 31, 2025.

The following table summarizes the results of discontinued operations, net of tax (in thousands):

	Three-Month Period
	Ended March 31,
	2025	2024
Net Revenue	$-	$199,269
Expenses:
Cost of revenue	-	180,571
Direct operating expenses	-	3,771
Selling, general and administrative expenses	191	12,361
Depreciation and amortization	-	2,394
Change in fair value of contingent consideration	-	(1,200)
Impairment charge	-	49,438
Foreign currency (gain) loss	-	184
Operating income (loss)	(191)	(48,250)
Interest expense	-	(116)
Interest income	-	552
Income (loss) from discontinued operations before income taxes	(191)	(47,814)
Income tax benefit (expense)	-	3,655
Net income (loss) from discontinued operations before noncontrolling interests in discontinued operations	(191)	(44,159)
Net (income) loss attributable to redeemable noncontrolling interest	-	2,779
Net income (loss) from discontinued operations, net of tax	$(191)	$(41,380)

Allocated general corporate overhead costs do not meet the criteria to be presented within net loss from discontinued operations, net of tax, and were excluded from all figures presented in the table above.

The Company and IMS entered into a transition services agreement pursuant to which the Company and IMS provided certain services to each other through December 2024. The Company did not collect or pay any cash related to these activities.

For the three-months period ended March 31, 2024, there was a tax benefit in discontinued operations as a result of the (i) tax effect of a pre-tax loss, (ii) changes in the fair value of contingent consideration liability, and (iii) non-taxable non-territorial income.

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

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Three-Month Period
	Ended March 31,
	2025	2024
Depreciation and amortization	$-	$2,394
Impairment charge	$-	$49,438
Change in fair value of contingent consideration	$-	$(1,200)
Non-cash stock-based compensation	$-	$418
Purchases of property and equipment	$-	$105

8. SUBSEQUENT EVENTS

As discussed elsewhere in this report, in February 2025 the Company's management decided to vacate its previous corporate headquarters in Santa Monica, California and cease making further payments under the lease, as amended, therefor, which lease was scheduled to expire June 30, 2034.

On April 18, 2025, the landlord notified the Company that the landlord was terminating the lease pursuant to its terms.

The Company and the landlord have begun discussions regarding this matter. The Company is currently unable to estimate the actual costs and other expenses or charges that may be incurred by the Company as a result of the termination.

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

In 2024, we discontinued and divested a significant portion of our operations, which consisted primarily of several acquisitions that had been completed prior to 2024, and which operations comprised the majority of our former digital segment.

Our net revenue for the three-months period ended March 31, 2025 was $91.9 million. Of this amount, revenue generated by our media segment accounted for approximately 45%, and revenue generated by our advertising technology & services segment accounted for approximately 55% of total revenue.

Highlights

During the first quarter of 2025, our revenue grew by double digits in the first quarter of 2025 compared to the comparable period of 2024, driven primarily by growth of our advertising technology & services segment, partially offset by a decrease in revenue in our media segment. In addition, during the first quarter of 2025 we:

•
entered into an LOI to sell two television stations located in Mexico;
•
recorded an impairment charge of $23.7 million related to broadcast licenses and fixed assets of these two television stations;
•
decided to vacate our previous corporate headquarters in Santa Monica, California and cease making further payments under the lease;
•
recorded a loss on lease abandonment charges of $16.1 million related to the acceleration of amortization of the right of use asset associated with this lease, and $9.1 related to the acceleration of depreciation of the leasehold improvements associated with this lease;
•
continued to reduce certain expenses, including a reduction in the base salary and cash bonus components of our three most senior executives' compensation.

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

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 10-K.

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2 to Notes to Condensed Consolidated Financial Statements.

Three-Month Periods Ended March 31, 2025 and 2024

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2025	2024	Change
Statements of Operations Data:
Net Revenue	$91,851	$78,176	17%

Cost of revenue	33,472	22,658	48%
Direct operating expenses	35,502	31,801	12%
Selling, general and administrative expenses	15,506	14,334	8%
Corporate expenses	7,788	12,248	(36)%
Depreciation and amortization	3,477	4,739	(27)%
Change in fair value of contingent consideration	-	(220)	(100)%
Impairment charge	23,673	-	*
Loss on lease abandonment	25,191	-	*
Foreign currency (gain) loss	12	265	(95)%
	144,621	85,825	69%
Operating income (loss)	(52,770)	(7,649)	590%
Interest expense	(3,663)	(4,443)	(18)%
Interest income	605	578	5%
Dividend income	-	10	(100)%
Realized gain (loss) on marketable securities	1	(113)	*
Loss on debt extinguishment	-	(40)	(100)%
Income before income (loss) taxes	(55,827)	(11,657)	379%
Income tax benefit (expense)	8,052	4,147	94%
Net income (loss) from continuing operations	(47,775)	(7,510)	536%
Net income (loss) from discontinued operations, net of tax	(191)	(41,380)	(100)%
Net income (loss) attributable to common stockholders	$(47,966)	$(48,890)	(2)%

Other Data:
Capital expenditures	$2,384	$2,070
Net cash provided by (used in) operating activities	(15,244)	33,375
Net cash provided by (used in) investing activities	(2,475)	6,099
Net cash provided by (used in) financing activities	(4,582)	(16,797)

Consolidated Operations

Net Revenue. Net revenue increased to $91.9 million for the three-month period ended March 31, 2025 from $78.2 million for the three-month period ended March 31, 2024. This increase was primarily due to an increase of $18.5 million in net revenue from our advertising technology & services segment, partially offset by a decrease of $4.8 million in net revenue from our media segment.

Cost of revenue. Cost of revenue increased to $33.5 million for the three-month period ended March 31, 2025 from $22.7 million for the three-month period ended March 31, 2024. This increase was primarily due to an increase of $0.4 million in cost of revenue from our media segment, and an increase of $10.4 million in cost of revenue from our advertising technology & services segment.

Effective July 1, 2024, with the realignment of our operations and reassignment of certain responsibilities, certain costs that were previously included as corporate expenses, primarily salaries, are now included in direct operating expenses and in selling, general and administrative expenses.

Direct Operating Expenses. Direct operating expenses increased to $35.5 million for the three-month period ended March 31, 2025 from $31.8 million for the three-month period ended March 31, 2024. This increase was primarily due to an increase of $3.8 million in direct operating expenses in our advertising technology & services segment, partially offset by a decrease of $0.1 million in direct operating expenses in our media segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $15.5 million for the three-month period ended March 31, 2025, from $14.3 million for the three-month period ended March 31, 2024. This increase was primarily due to an increase of $0.8 million in selling, general and administrative expenses in our media segment, and an increase of $0.3 million in selling, general and administrative expenses in our advertising technology & services segment.

Corporate Expenses. Corporate expenses decreased to $7.8 million for the three-month period ended March 31, 2025 from $12.2 million for the three-month period ended March 31, 2024. This decrease was primarily due to a decrease of $0.9 million in salaries and bonus expense, including a reduction in the base salary and cash bonus components of our three most senior executives' compensation, a decrease of $2.1 million in non-cash stock-based compensation, a decrease of $0.6 million in audit fees, and a decrease of $0.8 million in corporate expenses due to the realignment of our operations as noted above.

Depreciation and amortization decreased to $3.5 million for the three-month period ended March 31, 2025 compared to $4.7 million for the three-month period ended March 31, 2024, primarily due to fully amortized intangible assets.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration, primarily related to earnouts of certain past acquisitions, we recognized income of $0.2 million for the three-month period ended March 31, 2024.

Impairment. For the three-month period ended March 31, 2025, we incurred an impairment charge of $23.7 million related to broadcast licenses and fixed assets of the two television stations in Mexico that are held for sale (see Note 2 to Notes to Condensed Consolidated Financial Statements).

Loss on lease abandonment. For the three-month period ended March 31, 2025, we incurred a loss on lease abandonment of $25.2 million related to our previous Santa Monica lease (see Note 2 to Notes to Condensed Consolidated Financial Statements).

Foreign currency (gain) loss. We had a de minimis foreign currency loss for the three-month period ended March 31, 2025 compared to a foreign currency loss of $0.3 million for the three-month period ended March 31, 2024. Foreign currency gains and losses are primarily due to currency fluctuations that affect our operations located outside the United States.

Interest Expense, net. Interest expense, net decreased to $3.1 million for the three-month period ended March 31, 2025 from $3.9 million for three-month period ended March 31, 2024. This decrease was primarily due to lower interest rate on our debt and a lower principal balance due to prepayments totaling $20 million, which were made in the first half of 2024.

Gain (loss) on debt extinguishment. We recorded a de minimis loss on debt extinguishment for the three-month period ended March 31, 2024 due to prepayment of $10.0 million of our 2023 Credit Facility.

Realized gain (loss) on marketable securities. For the three-month period ended March 31, 2025 we recorded a de minimis realized gain, related to our available for sale securities. For the three-month period ended March 31, 2024 we recorded $0.1 million of realized loss, related to our available for sale securities.

Income Tax Expense or Benefit. Income tax benefit for the three-month period ended March 31, 2025 was $8.1 million, or 14% of our pre-tax loss. The effective tax rate for the three-month period ended March 31, 2025 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non deductible executive compensation, share-based compensation from foreign employees, and transaction costs. Income tax benefit for the three-month period ended March 31, 2024 was $4.1 million, or 36% of our pre-tax loss. The effective tax rate for the three-month period ended March 31, 2024 was different from our statutory rate due to non deductible executive compensation, changes in the fair value of the contingent consideration liability, goodwill impairment, and non-taxable non-territorial income.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of certain of our digital operations, certain U.S. Foreign Tax Credit carryovers and certain states deferred tax assets. As a result of historical losses from our digital operations primarily in Uruguay, Mexico and Argentina, certain U.S. Foreign Tax Credit carryovers, and capital loss, management has determined that it is more likely than not that deferred tax assets of $18.0 million at March 31, 2025 will not be realized and therefore we have established a valuation allowance in that amount on those assets.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The OECD, many other member states and various other governments have adopted, or are in the process of adopting, Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. The OECD guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2, global minimum tax. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.

As of March 31, 2025 and December 31, 2024, we had unrecognized tax benefits of $18.0 million and $17.3 million. We will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

Our media segment consists of sales of advertising through various media, including television, radio and digital. We own and/or operate 49 primary television stations and 44 radio stations (37 FM and 7 AM), reaching and engaging Latinos in the United States. Our television operations comprise the largest affiliate group of both the top-ranked Univision television network and TelevisaUnivision’s UniMás network, with TelevisaUnivision-affiliated stations in 15 of the nation’s top 50 U.S. Latino markets. We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We provide digital marketing operations in all of the U.S. markets where we have broadcast operations.

Our advertising technology & services segment consists of programmatic ad services through Smadex, our demand side programmatic ad platform, and Adwake, our mobile growth solutions business.

Media

Net Revenue. Net revenue in our media segment decreased to $41.0 million for the three-month period ended March 31, 2025 from $45.8 million for the three-month period ended March 31, 2024. This decrease was primarily due to a decrease of $3.7 million in broadcast advertising revenue, and a decrease of $1.1 million in retransmission consent revenue, partially offset by an increase of $0.1 million in digital advertising revenue.

In general, many of our broadcast stations face declining audiences, which we believe is present across the traditional broadcast industry, competitive factors with the other major Spanish-language broadcasters, and changing demographics and preferences of audiences, particularly younger audiences, in terms of the media they prefer to consume, including streaming and social media. We anticipate that these changes in viewer habits will persist at least for the foreseeable future and possibly permanently. Additionally, we have previously noted a trend for advertising to move increasingly from traditional media, such as television and radio, to new media, such as digital media, and we expect this trend will also continue. While we believe that none of these new technologies and services can completely replace local broadcast stations due to the element of localism that broadcasting offers, the challenges we face in our broadcast operations from new technologies and services will continue to require attention from management. We must continue to remain vigilant to meet these changes, including the need to further adjust our business strategies accordingly, including through an emphasis on local news and increased digital offerings, and their integration with our broadcast offerings. No assurances can be given that such strategies will be successful.

Cost of revenue. Cost of revenue in our media segment increased to $3.3 million for the three-month period ended March 31, 2025 from $2.9 million for the three-month period ended March 31, 2024, primarily due to the increase in digital advertising revenue and a decrease in gross margins.

Direct Operating Expenses. Direct operating expenses in our media segment remained constant at $26.6 million for the three-month periods ended March 31, 2025 and 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our media segment increased to $10.8 million for the three-month period ended March 31, 2025 from $10.0 million for the three-month period ended March 31, 2024, primarily due to an increase of $1.0 million in salaries and other employee benefits, and an increase of $0.8 million in expenses due to the realignment of our operations as noted above. The increase was offset by a decrease of $0.5 million in bad debt expense and other items which were individually immaterial.

Advertising Technology & Services

Net Revenue. Net revenue in our advertising technology & services segment increased to $50.9 million for the three-month period ended March 31, 2025 from $32.4 million for the three-month period ended March 31, 2024. The increase was primarily due to increases in advertising revenue from Smadex and Adwake.

Cost of revenue. Cost of revenue in our advertising technology & services segment increased to $30.2 million for the three-month period ended March 31, 2025 from $19.8 million for the three-month period ended March 31, 2024, primarily due to costs associated with the increase in digital advertising revenue.

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

Direct operating expenses. Direct operating expenses in our advertising technology & services segment increased to $9.0 million for the three-month period ended March 31, 2025 from $5.2 million for the three-month period ended March 31, 2024, primarily due to an increase of $3.3 million in cloud infrastructure expenses and an increase of $0.5 million in salaries.

Selling, general and administrative expenses. Selling, general and administrative expenses in our advertising technology & services segment increased to $4.7 million for the three-month period ended March 31, 2025, from $4.4 million for the three-month period ended March 31, 2024, primarily due to items which were individually immaterial.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net loss attributable to common stockholders of $148.9 million and $15.4 million for the years ended December 31, 2024 and 2023, respectively, and net income attributable to common stockholders of $18.1 million for the year ended December 31, 2022. We had positive cash flow from operations of $74.7 million, $75.2 million and $78.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. We had negative cash flow from operations of $15.2 million for the three-month period ended March 31, 2025. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $73.6 million, and available for sale marketable securities in the additional amount of $4.5 million, as of March 31, 2025. Our liquidity is not materially affected by the amounts held in accounts outside the United States.

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

The disposition of our EGP business, the largest business unit of what was then our digital segment, has had, and will continue to have, a material effect on our results of operations in that total revenue from our advertising technology & services operations, and consolidated revenue, has been, and is expected to remain, significantly lower than it was prior to the disposition of our EGP business. As a result, cash flow from operations will be materially adversely affected in future periods, which could also adversely affect our liquidity and, as discussed below, our ability to comply with financial covenants under the 2023 Credit Agreement.

The 2023 Credit Agreement contains various financial covenants (see Note 2 to Notes to Condensed Consolidated Financial Statements). Under the terms of our 2023 Credit Agreement, consolidated EBITDA is a measure that governs several critical aspects of our 2023 Credit Facility, including, among other things, financial covenants with which we must comply and financial ratios which we must maintain in order to borrow funds needed for the operation of our business and with respect to the interest rates that we pay on our 2023 Credit Facility. For example, our 2023 Credit Agreement contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $50.0 million of unrestricted cash) to trailing-twelve-month consolidated EBITDA, affects both our ability to borrow from our Revolving Credit Facility and our applicable margin for the interest rate calculation. Under our 2023 Credit Agreement, our maximum total leverage ratio may not exceed 3.25 to 1.00. In addition, our 2023 Credit Agreement contains an interest coverage ratio financial covenant (calculated as set forth in the 2023 Credit Agreement), with a minimum permitted ratio of 3.00 to 1.00.Consolidated EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated EBITDA is net income (loss) attributable to common stockholders.

As of March 31, 2025, we were in compliance with the financial covenants in the 2023 Credit Agreement. Compliance with these financial covenants is measured quarterly and our failure to meet the covenant requirements would constitute an event of default. In such event, if we were unable to obtain the necessary waivers or amendments, all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, would become immediately due and payable. Additionally, the lenders would have the right to proceed against the collateral granted to them to secure that debt, which includes substantially all of our assets.

We have taken action to reduce certain expenses, including a reduction in the base salary and cash bonus components of our three most senior executives' compensation. In addition, as discussed above, we have an aggregate $78.1 million of cash and marketable securities as of March 31, 2025, and management projects that we could prepay debt as necessary to remain in compliance with our financial covenants under the 2023 Credit Agreement should that become necessary.

Based on management’s current financial projections and our ability to prepay our debt, management believes that we will maintain compliance with our financial covenants under the 2023 Credit Agreement. However, given the inherent uncertainty in financial projections, management has identified additional controllable cost reduction actions that can be taken, if necessary, to maintain sufficient liquidity to fund our business activities and maintain compliance with our financial covenants under the 2023 Credit Agreement. Management further believes that our existing cash and projected operating cash flows are adequate to meet our operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying consolidated financial statements.

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

For more information, see Note 2 to Notes to Condensed Consolidated Financial Statements.

Cash Flow

Net cash flow used in operating activities was $15.2 million for the three-month period ended March 31, 2025, compared to net cash flow provided by operating activities of $33.4 million for the three-month period ended March 31, 2024. The decrease in cash flow from operating activities was primarily due to a decrease in net changes in our working capital of negative $20.9 million for the three-month period ended March 31, 2025 compared to positive $28.3 million for the three-month period ended March 31, 2024. The net changes in working capital were primarily due to the timing of cash payments to publishers and collections from customers. The decrease in cash flow from operating activities was also due to an increase in net loss after adjusting for non-cash items. Significant non-cash items in the three-month period ended March 31, 2025 included impairment charges of $23.7 million, loss on lease abandonment charges of $25.2 million, depreciation and amortization expense of $3.5 million, deferred income taxes of $1.5 million, and non-cash stock based compensation of $2.6 million. Significant non-cash items in the three-month period ended March 31, 2024 included impairment charges of $49.4 million, depreciation and amortization expense of $7.1 million, non-cash stock based compensation of $5.4 million, change in fair value of contingent consideration of $1.4 million, deferred income taxes of $4.2 million, and income attributable to redeemable noncontrolling interest of $2.8 million. We expect to have positive cash flow from operating activities for the full year 2025.

Net cash flow used in investing activities was $2.5 million for the three-month period ended March 31, 2025, compared to net cash flow provided by investing activities of $6.1 million for the three-month period ended March 31, 2024. The decrease in net cash flow used in investing activities was primarily due to a reduction in proceeds from the sale of marketable securities to $0.4 million for the three-month period ended March 31, 2025 compared to $8.8 million for the three-month period ended March 31, 2024. We anticipate that our capital expenditures will be approximately $7.0 million during the full year 2025. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $4.6 million for the three-month period ended March 31, 2025, compared to $16.8 million for the three-month period ended March 31, 2024. The decrease in cash flow used in financing activities was primarily due to $10.3 million of payments on debt during the three-month period ended March 31, 2024, payments of contingent consideration of $0.9 million for the three-month period ended March 31, 2024, and distributions to noncontrolling interest of $1.1 million for the three-month period ended March 31, 2024, all of which did not recur in the three-month period ended March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may affect our financial position, results of operations and/or cash flows due to adverse changes in the financial markets. We are also exposed to market risk from changes in the base rates on our 2023 Credit Facility.

Interest Rates

As of March 31, 2025, we had $187.8 million of variable rate bank debt outstanding under our 2023 Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio (as defined in the 2023 Credit Agreement) or (ii) the Base Rate (as defined in the 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the SOFR were to increase or decrease by a hypothetical 100 basis points, or one percentage point, from its March 31, 2025 level, our annual interest expense would increase or decrease, respectively, and cash flow from operations would decrease or increase, respectively, by $1.9 million based on the outstanding balance of our term loan as of March 31, 2025.

Foreign Currency

We have certain foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our advertising technology & services operations, and we expect a portion of our future revenues will be denominated in currencies other than the U.S. dollar, primarily the Euro. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at March 31, 2025 would not be material to our consolidated results of operations or overall financial condition.

Our operating expenses are primarily denominated in U.S. dollars. In addition, certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, primarily Spain. Currency fluctuations or a weakening U.S. dollar can increase the amount of operating expense of our international operations, which are primarily related to our advertising technology & services operations. Increases and decreases in foreign-denominated revenue from movements in foreign exchange rates are partially offset by corresponding decreases or increases in foreign-denominated operating expenses.

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

We did not repurchase any shares of our Class A common stock during three-month periods ended March 31, 2025 and 2024. As of March 31, 2025, we have repurchased a total of 1.8 million shares of our Class A common stock under this share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

10.1(1)†	Letter Agreement, dated April 4, 2025, by and between the Company and Michael Christenson

10.2(1)†	Letter Agreement, dated April 4, 2025, by and between the Company and Jeffery Liberman

10.3(1)†	Letter Agreement, dated April 4, 2025, by and between the Company and Mark Boelke

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

† Management contract or compensatory plan, contract or arrangement.

(1) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on April 7, 2025.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ MARK BOELKE
Mark Boelke Chief Financial Officer and Treasurer

Date: May 8, 2025