Form 10-Q
period 2025-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2025-08-05
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Yes ☐ No ☒

As of August 1, 2025, there were 81,623,559 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF JUNE 30, 2025 AND DECEMBER 31, 2024	4
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2025 AND JUNE 30, 2024	5
	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2025 AND JUNE 30, 2024	6
	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2025 AND JUNE 30, 2024	7
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2025 AND JUNE 30, 2024	9
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 4.	CONTROLS AND PROCEDURES	35
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	36
ITEM 1A.	RISK FACTORS	36
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	36
ITEM 4.	MINE SAFETY DISCLOSURES	36
ITEM 5.	OTHER INFORMATION	36
ITEM 6.	EXHIBITS	38

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
•
provisions of our debt instruments, including the agreement dated as of March 17, 2023, or the Original 2023 Credit Agreement, as amended on July 15, 2025, or the Amended 2023 Credit Agreement, which governs our credit facility, as amended, or the Credit Facility, the terms of which restrict certain aspects of the operation of our business;
•
our continued compliance with all of our obligations under the Amended 2023 Credit Agreement, including compliance with financial covenants and ratios thereunder;
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
•
the success of our sales and marketing efforts in attracting and maintaining advertisers;
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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$64,508	$95,914
Marketable securities	4,770	4,694
Restricted cash	791	786
Trade receivables, (including related parties of $4,821 and $3,556) net of allowance for doubtful accounts of $3,143 and $3,034	78,426	68,319
Prepaid expenses and other current assets (including related parties of $274 and $274)	22,337	16,587
Assets held for sale	7,247	-
Total current assets	178,079	186,300
Property and equipment, net of accumulated depreciation of $148,512 and $154,885	47,669	60,616
Intangible assets subject to amortization, net of accumulated amortization of $63,241 and $62,330 (including related parties of $1,392 and $1,857)	3,505	4,417
Intangible assets not subject to amortization	149,276	177,276
Goodwill	7,352	7,352
Deferred income taxes	2,924	2,650
Operating leases right of use asset	21,709	40,762
Other assets	7,484	7,905
Total assets	$417,998	$487,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$5,000	$-
Accounts payable and accrued expenses (including related parties of $1,131 and $890)	59,075	53,882
Operating lease liabilities	7,648	7,744
Total current liabilities	71,723	61,626
Long-term debt, less current maturities, net of unamortized debt issuance costs of $640 and $792	172,110	186,958
Long-term operating lease liabilities	39,710	42,101
Other long-term liabilities	12,647	12,168
Deferred income taxes	31,799	38,405
Total liabilities	327,989	341,258
Commitments and contingencies (Note 6)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at June 30, 2025 81,623,559 and December 31, 2024 81,623,559	8	8
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at June 30, 2025 and December 31, 2024 9,352,729	1	1
Additional paid-in capital	810,785	815,532
Accumulated deficit	(720,023)	(668,720)
Accumulated other comprehensive income (loss)	(762)	(801)
Total stockholders' equity	90,009	146,020
Total liabilities, redeemable noncontrolling interest and equity	$417,998	$487,278

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Net Revenue	$100,735	$82,654	$192,586	$160,830
Expenses:
Cost of revenue	38,010	24,424	71,482	47,082
Direct operating expenses (including related parties of $1,328, $1,536, $2,450 and $2,936) (including non-cash stock-based compensation of $1,011, $1,499, $2,088 and $2,882)	37,712	31,756	73,214	63,557
Selling, general and administrative expenses	16,453	14,363	31,959	28,697
Corporate expenses (including non-cash stock-based compensation of $1,674, $2,734, $3,210 and $6,396)	6,375	10,811	14,163	23,059
Depreciation and amortization (including related parties of $232, $232, $464 and $464)	3,027	4,428	6,504	9,167
Change in fair value of contingent consideration	-	240	-	20
Impairment charge	-	-	23,673	-
Loss on lease abandonment	-	-	25,191	-
Foreign currency (gain) loss	6	(24)	18	241
Operating income (loss)	(848)	(3,344)	(53,618)	(10,993)
Interest expense	(4,037)	(4,118)	(7,700)	(8,561)
Interest income	619	577	1,224	1,155
Dividend income	1	-	1	10
Realized gain (loss) on marketable securities	3	4	4	(109)
Gain (loss) on debt extinguishment	(38)	(51)	(38)	(91)
Income (loss) from continuing operations before income taxes	(4,300)	(6,932)	(60,127)	(18,589)
Income tax benefit (expense)	800	10,664	8,852	14,811
Net income (loss) from continuing operations	(3,500)	3,732	(51,275)	(3,778)
Net income (loss) from discontinued operations, net of tax	163	(35,412)	(28)	(76,792)
Net income (loss) attributable to common stockholders	$(3,337)	$(31,680)	$(51,303)	$(80,570)
Basic and diluted earnings per share:
Net income (loss) per share from continuing operations, basic and diluted	$(0.04)	$0.04	$(0.56)	$(0.04)

Net income (loss) per share from discontinued operations, basic and diluted	$0.00	$(0.39)	$(0.00)	$(0.86)

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.35)	$(0.56)	$(0.90)

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Weighted average common shares outstanding, basic	90,976,288	89,820,737	90,976,288	89,669,397
Weighted average common shares outstanding, diluted	90,976,288	90,721,280	90,976,288	89,669,397

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$(3,337)	$(31,680)	$(51,303)	$(80,570)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	-	302	-	7
Change in fair value of marketable securities	33	-	39	99
Total other comprehensive income (loss)	33	302	39	106
Comprehensive income (loss) attributable to common stockholders	$(3,304)	$(31,378)	$(51,264)	$(80,464)

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares		Common Stock				Accumulated
					Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2024	81,623,559	9,352,729	$8	$1	$815,532	$(668,720)	$(801)	$146,020
Stock-based compensation expense	-	-	-	-	2,613	-	-	2,613
Dividends paid	-	-	-	-	(4,549)	-	-	(4,549)
Dividends equivalents payable	-	-	-	-	(516)	-	-	(516)
Change in fair value of marketable securities	-	-	-	-	-	-	7	7
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(1)	(1)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(47,966)	-	(47,966)
Balance, March 31, 2025	81,623,559	9,352,729	8	1	813,080	(716,686)	(795)	95,608
Stock-based compensation expense	-	-	-	-	2,685	-	-	2,685
Dividends paid	-	-	-	-	(4,549)	-	-	(4,549)
Dividends equivalents payable	-	-	-	-	(431)	-	-	(431)
Change in fair value of marketable securities	-	-	-	-	-	-	37	37
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(4)	(4)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(3,337)	-	(3,337)
Balance, June 30, 2025	81,623,559	9,352,729	8	1	810,785	(720,023)	(762)	90,009

	Number of Common Shares		Common Stock				Accumulated
					Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2023	80,150,506	9,352,729	$8	$1	$743,246	$(519,812)	$(915)	$222,528
Issuance of common stock upon exercise of stock options or awards of restricted stock units	224,369	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(490)	-	-	(490)
Stock-based compensation expense	-	-	-	-	5,447	-	-	5,447
Dividends paid	-	-	-	-	(4,476)	-	-	(4,476)
Dividends equivalents payable	-	-	-	-	(388)	-	-	(388)
Change in fair value of marketable securities	-	-	-	-	-	-	15	15
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	84	84
Foreign currency translation gain (loss)	-	-	-	-	-	-	(295)	(295)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(48,890)	-	(48,890)
Balance, March 31, 2024	80,374,875	9,352,729	8	1	743,339	(568,702)	(1,111)	173,535
Issuance of common stock upon exercise of stock options or awards of restricted stock units	259,506	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(273)	-	-	(273)
Stock-based compensation expense	-	-	-	-	3,287	-	-	3,287
Dividend paid	-	-	-	-	(4,496)	-	-	(4,496)
Dividends equivalents payable	-	-	-	-	(170)	-	-	(170)
Change in fair value of marketable securities	-	-	-	-	-	-	4	4
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(4)	(4)
Foreign currency translation gain (loss)	-	-	-	-	-	-	302	302
Accounting for discontinued operations	-	-	-	-	79,903	-	-	79,903
Net income (loss) attributable to common stockholders	-	-	-	-	-	(31,680)	-	(31,680)
Balance, June 30, 2024	80,634,381	9,352,729	8	1	821,590	(600,382)	(809)	220,408

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$(51,303)	$(80,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,504	13,125
Impairment charge	23,673	49,438
Loss on lease abandonment	25,191	-
Deferred income taxes	(6,879)	214
Non-cash interest	580	160
Amortization of syndication contracts	221	227
Payments on syndication contracts	(220)	(229)
Non-cash stock-based compensation	5,298	8,734
(Gain) loss on marketable securities	(4)	109
(Gain) loss on disposal of property and equipment	6	183
Loss (gain) on the sale of businesses	-	45,014
(Gain) loss on debt extinguishment	38	91
Change in fair value of contingent consideration	-	(12,548)
Net income (loss) attributable to redeemable noncontrolling interest - discontinued operations	-	(2,779)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(9,981)	9,586
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	(1,348)	(19,590)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	808	39,906
Net cash provided by (used in) operating activities	(7,416)	51,071
Cash flows from investing activities:
Proceeds from sale of businesses, net of cash divested	-	(42,967)
Purchases of property and equipment	(4,804)	(4,737)
Purchases of marketable securities	(965)	-
Proceeds from sale of marketable securities	947	10,019
Proceeds from loan receivable	-	10,748
Net cash provided by (used in) investing activities	(4,822)	(26,937)
Cash flows from financing activities:
Tax payments related to shares withheld for share-based compensation plans	-	(27)
Payments on debt	(10,000)	(20,275)
Dividends paid	(9,098)	(8,972)
Distributions to noncontrolling interest	-	(1,078)
Payment of contingent consideration	-	(14,300)
Principal payments under finance lease obligation	(65)	(74)
Net cash provided by (used in) financing activities	(19,163)	(44,726)
Effect of exchange rates on cash, cash equivalents and restricted cash	-	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(31,401)	(20,594)
Cash, cash equivalents and restricted cash:
Beginning	96,700	106,509
Ending	$65,299	$85,915
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$7,120	$8,620
Income taxes	$1,434	$5,148
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$946	$1,132
Note receivable	$-	$(5,374)
Dividends equivalents payable	$2,233	$1,219

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

Certain amounts in the Company’s prior year period condensed consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation, including presentation of segment operations as discussed in Notes 2 and 5.

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

The Company concluded that the assets of its EGP business met the criteria for classification as held for sale. Additionally, the Company determined that the disposal, which was initiated and completed during the second quarter of 2024, represented a strategic shift that had a major effect on the Company's operations and financial results. As such, the results of the Company's former EGP business are presented as discontinued operations in the Consolidated Statements of Operations for all periods presented. There were no remaining assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2024 and June 30, 2025.

In March 2025, the Company entered into a letter of intent (“LOI”) to sell the assets of its two Mexico television stations. The assets constituting station XHAS, located in Tijuana, Mexico, have an agreed upon purchase price of $2.9 million. The assets constituting station XHDTV, located in Tecate, Mexico, have an agreed upon purchase price of $1.8 million. The sale would include all assets necessary for the buyers to operate the stations, consisting of the broadcast licenses and fixed assets. The LOI had a term of 60 days for the parties to reach a definitive agreement, which term has expired. The parties are continuing to negotiate the terms of the transaction. These assets met the criteria for classification as assets held for sale. The carrying value of the two stations exceeded the agreed upon price, and the Company recorded an impairment charge of $23.7 million during the three-month period ended March 31, 2025 related to the broadcast licenses with a carrying value of $28.0 million and fixed assets of the two stations with a carrying value of $0.4 million. The fair value less estimated costs to sell of $4.7 million is presented as Assets Held for Sale in the Condensed Consolidated Balance Sheet as of June 30, 2025.

In June 2025, the Company’s management made the decision to sell three of its owned office buildings in Corpus Christi, El Centro, and Midland, Texas. The sales would include the buildings and all related building improvements, land and land improvements. These assets met the criteria for classification as assets held for sale. The carrying amount of each of the buildings and related fixed assets were lower than the fair value less cost to sell. The carrying amounts totaling $2.6 million are presented as Assets Held for Sale in the Condensed Consolidated Balance Sheet as of June 30, 2025.

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

The Company’s previous filings on the 2024 10-K and on Form 10-Q for the three months ended March 31, 2025, disclosed that the Original 2023 Credit Agreement contained various financial covenants. Compliance with these financial covenants was measured quarterly and the Company’s failure to meet the covenant requirements would constitute an event of default. In such event, if the Company were unable to obtain the necessary waivers or amendments, all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, would become immediately due and payable. Additionally, the lenders would have the right to proceed against the collateral granted to them to secure that debt, which includes substantially all of the Company’s assets.

As a result of the sale of the EGP business, the Company’s consolidated EBITDA (as defined in the 2023 Credit Agreement) has been, and is expected to remain, significantly reduced. Given the inherent uncertainty in financial projections the Company previously identified additional controllable cost reduction actions that could be taken, if necessary, to maintain sufficient liquidity to fund its business activities and to maintain compliance with its financial covenants.

However, on July 15, 2025, the Original 2023 Credit Agreement was amended to grant the Company more flexibility in its financial covenants. See "Credit Facility" below and Note 8 for additional details. Based on the Company’s current financial projections, management believes that the Company will maintain compliance with its financial covenants in the Amended 2023 Credit Agreement.

The Company further believes that its existing cash and projected operating cash flows are adequate to meet its operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying consolidated financial statements.

Restricted Cash

As of June 30, 2025 and December 31, 2024, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Condensed Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of June 30,
	2025	2024
Cash and cash equivalents	$64,508	$85,136
Restricted cash	791	779
Total as presented in the Condensed Consolidated Statements of Cash Flows	$65,299	$85,915

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

During the three-month periods ended June 30, 2025 and 2024, the amount the Company paid TelevisaUnivision in this capacity was $1.3 million and $1.5 million. During the six-month periods ended June 30, 2025 and 2024, the amount the Company paid TelevisaUnivision in this capacity was $2.4 million and $2.9 million. These amounts were included in Direct Operating Expenses in the Company's Condensed Consolidated Statements of Operations.

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

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors (“MVPDs”). As of June 30, 2025, the amount due to the Company from TelevisaUnivision was $4.8 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended June 30, 2025 and 2024, retransmission consent revenue accounted for $7.7 million and $8.8 million, respectively, of which $5.3 million and $6.2 million, respectively, relate to the TelevisaUnivision proxy agreement. During the six-month periods ended June 30, 2025 and 2024, retransmission consent revenue accounted for $15.8 million and $18.0 million, respectively, of which $10.9 million and $12.6 million, respectively, relate to the TelevisaUnivision proxy agreement

TelevisaUnivision currently owns approximately 10% of the Company’s common stock on a fully-converted basis. The Company’s Class U common stock, all of which is held by TelevisaUnivision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer of such shares of Class U common stock to a third party that is not an affiliate of TelevisaUnivision. In addition, as the holder of all of the Company’s issued and outstanding Class U common stock, so long as TelevisaUnivision holds a certain number of shares of Class U common stock, the Company may not, without the consent of TelevisaUnivision, merge, consolidate or enter into a business combination, dissolve or liquidate the Company or dispose of any interest in any FCC license with respect to television stations which are affiliates of TelevisaUnivision, among other things.

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

During the six-month period ended June 30, 2025, the Company had the following non-vested RSUs activity (in thousands, except grant date fair value data):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2024	4,585	$4.62
Granted	3,594	2.25
Vested	-	-
Forfeited or cancelled	(176)	4.27
Nonvested balance at June 30, 2025	8,003	3.56

Stock-based compensation expense related to RSUs was $2.2 million and $3.8 million for the three-month periods ended June 30, 2025 and 2024, respectively.

Stock-based compensation expense related to RSUs was $4.3 million and $8.4 million for the six-month periods ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, there was $9.8 million of total unrecognized compensation expense related to grants of RSUs that is expected to be recognized over a weighted-average period of 1.7 years.

Performance Stock Units

In connection with the annual grant of performance stock units (“PSUs”) in January 2025, the Company has granted PSUs to certain senior employees, which PSUs are subject to both time-based vesting conditions and market-based conditions. Both the service and market conditions must be satisfied for the PSUs to vest. The PSUs consist of four equal tranches, based on achievement of a share price condition if the Company achieves share price targets of $3.00, $4.00, $5.00, and $6.00, respectively, over 30 consecutive trading days during a performance period commencing on January 21, 2025 and ending on January 21, 2030. The fair value of each of the Performance Tranches (as defined in the individual agreements pursuant to which the PSUs were granted) was $0.7 million, $0.7 million, $0.6 million, and $0.6 million, respectively, and have a grant date fair value per share of restricted stock of $2.11, $1.95, $1.80, and $1.67, respectively. To the extent that any of the performance-based requirements are met, the grantees must also provide continued service to the Company through at least January 21, 2026 to receive any shares of common stock underlying the PSUs and through January 21, 2030 to receive all of the shares of common stock underlying the PSUs that have satisfied the applicable market-based requirement. The maximum number of shares that can be earned under this PSU grant is 1,390,000 shares, with 25% of the total award allocated to each Performance Tranche. Between 0% and 100% of each Performance Tranche of the PSUs will vest on each of the tranche dates.

The Company recognizes compensation expense related to the PSUs using the accelerated attribution method over the requisite service period. Stock-based compensation expense for PSUs is based on a performance measurement of 100%. The compensation expense will not be reversed even if the performance metrics are not met.

Stock-based compensation expense related to PSUs was $0.5 million and $0.4 million for the three-month periods ended June 30, 2025 and 2024, respectively.

Stock-based compensation expense related to PSUs was $1.0 million and $0.9 million for the six-month periods ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, there was $2.8 million of total unrecognized compensation expense related to grants of PSUs that is expected to be recognized over a weighted-average period of 2.2 years.

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

During the six-month period ended June 30, 2025, the Company had the following non-vested PSUs activity (in thousands, except grant date fair value data):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2024	1,200	$3.37
Granted	1,390	1.88
Vested	-	-
Forfeited or cancelled	-	-
Nonvested balance at June 30, 2025	2,590	2.57

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) from continuing operations	$(3,500)	$3,732	$(51,275)	$(3,778)
Net income (loss) from discontinued operations	163	(35,412)	(28)	(76,792)
Net income (loss) attributable to common stockholders	$(3,337)	$(31,680)	$(51,303)	$(80,570)

Basic and diluted earnings per share:
Denominator:
Weighted average common shares outstanding	90,976,288	89,820,737	90,976,288	89,669,397

Per share:
Income (loss) per share from continuing operations	$(0.04)	$0.04	$(0.56)	$(0.04)
Income (loss) per share from discontinued operations	0.00	(0.39)	(0.00)	(0.86)
Net income (loss) per share attributable to common stockholders	$(0.04)	$(0.35)	$(0.56)	$(0.90)

Diluted earnings per share:
Denominator:
Weighted average common shares outstanding	90,976,288	89,820,737	90,976,288	89,669,397
Dilutive securities:
Restricted stock units	-	900,543	-	-
Diluted shares outstanding	90,976,288	90,721,280	90,976,288	89,669,397

Per share:
Income (loss) per share from continuing operations	$(0.04)	$0.04	$(0.56)	$(0.04)
Income (loss) per share from discontinued operations	0.00	(0.39)	(0.00)	(0.86)
Net income (loss) per share attributable to common stockholders	$(0.04)	$(0.35)	$(0.56)	$(0.90)

For the three-month period ended June 30, 2025, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 1,894,454 equivalent shares of dilutive securities for the three-month period ended June 30, 2025.

For the six-month period ended June 30, 2025, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 1,707,269 equivalent shares of dilutive securities for the six-month period ended June 30, 2025.

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

In March 2025, the Company entered into an LOI to sell the assets of its two Mexico television stations. The assets constituting station XHAS, located in Tijuana, Mexico, have an agreed upon purchase price of $2.9 million. The assets constituting station XHDTV, located in Tecate, Mexico, have an agreed upon purchase price of $1.8 million. The carrying value of the two stations exceeded the agreed upon price, and the Company recorded an impairment charge of $23.7 million in the first quarter of 2025 related to the broadcast licenses with a carrying value of $28.0 million and fixed assets of the two stations with a carrying value of $0.4 million.

Loss on Lease Abandonment

At the time of a lease termination, the operating lease right-of-use asset is derecognized, while the corresponding lease liability is evaluated and derecognized by the Company based any remaining contractual obligations as of the lease termination date.

The Company's corporate headquarters and main operational offices for its audio operations were previously located in Santa Monica, California. The Company occupied approximately 38,000 square feet of space in the building housing its previous corporate headquarters under a lease, as amended, that was scheduled to expire on January 31, 2034. The Company's management decided to vacate and abandon the facility in February 2025 and cease making further lease payments. As a result, in the first quarter of 2025 the Company recorded loss on lease abandonment charges of $16.1 million related to the acceleration of amortization of the right of use asset associated with this lease, and $9.1 million related to the acceleration of depreciation of the leasehold improvements associated with this lease. As of June 30, 2025, the Company's condensed consolidated balance sheet included $1.6 million of operating lease liabilities and $21.1 million of long-term operating lease liabilities related to this lease.

Credit Facility

On March 17, 2023 (the “2023 Closing Date”), the Company entered into the Credit Facility, pursuant to the Original 2023 Credit Agreement, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders” and individually each a “Lender”). The Original 2023 Credit Agreement amended, restated and replaced in its entirety the Company's previous credit agreement. The Original 2023 Credit Agreement was amended on July 15, 2025, effective as of June 30, 2025 with respect to certain financial covenants and certain other provisions of the Credit Facility. See Note 8.

On the 2023 Closing Date, the Company repaid in full all of the outstanding obligations under its previous credit agreement and accounted for this repayment as an extinguishment of debt in accordance with Accounting Standards Codification ("ASC") 470, "Debt".

As provided for in the Original 2023 Credit Agreement, the Credit Facility consisted of (i) a $200.0 million senior secured Term A Facility (the "Term A Facility"), which was drawn in full on the 2023 Closing Date, and (ii) a $75.0 million Revolving Credit Facility (the “Revolving Credit Facility”), of which $11.5 million was drawn on the 2023 Closing Date. In addition, the Original 2023 Credit Agreement provided that the Company may increase the aggregate principal amount thereof by an additional amount equal to $100.0 million plus the amount that would result in the Company’s first lien net leverage ratio (as such term is used in the Original 2023 Credit Agreement) not exceeding 2.25 to 1.0, subject to the Company satisfying certain conditions.

Borrowings under the Credit Facility were used on the 2023 Closing Date (a) to repay in full all of the outstanding obligations of the Company and its subsidiaries under its previous credit facility, (b) to pay fees and expenses in connection the Credit Facility and (c) for general corporate purposes. The Credit Facility matures on March 17, 2028 (the “Maturity Date”).

The Credit Facility is guaranteed on a senior secured basis by certain of the Company’s existing and future wholly-owned domestic subsidiaries, and secured on a first priority basis by the Company’s and those subsidiaries’ assets.

The Company’s borrowings under the Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the 2023 Amended Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio or (ii) the Base Rate (as defined in the Amended 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

As of June 30, 2025, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 7.40%.

The amounts outstanding under the Credit Facility may be prepaid at the option of the Company without premium or penalty, provided that certain limitations are observed, and subject to customary breakage fees in connection with the prepayment of a Term SOFR loan. The principal amount of the Term A Facility shall be paid in installments on the dates and in the respective amounts set forth in the Amended 2023 Credit Agreement, with the final balance due on the Maturity Date.

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

In June 2025, the Company made an additional prepayment of $10.0 million, which was applied to the principal due at maturity under the Term A Facility.

Due to these prepayments of the Credit Facility, for the three- and six-month periods ended June 30, 2025, the Company recorded a de minimis amount of a loss on debt extinguishment. For the three- and six-month periods ended June 30, 2024, the Company recorded a loss on debt extinguishment of $0.1 million.

The Company incurred debt issuance costs of $1.8 million associated with the Credit Facility. Debt outstanding under the Credit Facility is presented net of issuance costs on the Company's Consolidated Balance Sheets. The debt issuance costs are amortized on an effective interest basis over the term of the Credit Facility, and are included in interest expense in the Company's Consolidated Statements of Operations.

The covenants of the Amended 2023 Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Amended 2023 Credit Agreement requires compliance with financial covenants related to total net leverage ratio, not to exceed 4.00 to 1.00, and interest coverage ratio with a minimum permitted ratio of 2.00 to 1.00 (calculated as set forth in the Amended 2023 Credit Agreement). As of June 30, 2025, the Company believes that it is in compliance with all covenants in the Amended 2023 Credit Agreement.

The Amended 2023 Credit Agreement includes customary events of default, as well as the following events of default, that are specific to the Company:

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

The Amended 2023 Credit Agreement includes customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the Amended 2023 Credit Agreement.

The security agreement that the Company entered into with respect to its previous credit facility remains in effect with respect to its Credit Facility.

The carrying amount of the Term Loan A Facility as of June 30, 2025 approximated its fair value and was $166.9 million, net of $0.6 million of unamortized debt issuance costs and original issue discount.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. From time to time, the Company has had, and may have, bank deposits in excess of Federal Deposit Insurance Corporation insurance limits. As of June 30, 2025, the majority of all U.S. deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes that it is not currently exposed to significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all or substantially all of the bank deposits held in banks outside the United States are not insured.

The Company’s credit risk is spread across a large number of advertisers located primarily in the United States and Europe, thereby spreading the trade receivable credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that it is managing its trade receivable credit risk effectively. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables, based on a review of all outstanding amounts on a monthly basis. An allowance for doubtful accounts is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

No single advertiser represents more than 5% of the Company's total trade receivables as of June 30, 2025 and December 31, 2024, respectively.

No advertiser represented more than 5% of the Company's total revenue for the three- and six-month periods ended June 30, 2025 and 2024. Management does not believe that this concentration of credit represents a significant risk to the Company.

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

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge that aggregated $0.7 million and $0.4 million for the three-month periods ended June 30, 2025 and 2024, respectively, and $0.5 million and $0.6 million for the six-month periods ended June 30, 2025 and 2024. The net charge off of bad debts aggregated $0.4 million and $0.1 million for the three-month periods ended June 30, 2025 and 2024, respectively, and $0.5 million and $0.2 million for the six-month periods ended June 30, 2025 and 2024, respectively.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the condensed consolidated balance sheets (in millions):

	June 30, 2025
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$0.1	$0.1	—	—
Corporate bonds and notes	$4.8	—	$4.8	—

Nonrecurring fair value measurements:
Assets held for sale	$4.7	—	$4.7	—	$(23.7)

	December 31, 2024
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Corporate bonds and notes	$4.7	—	$4.7	—

Nonrecurring fair value measurements:
FCC licenses	$93.5	—	—	$93.5	$(17.9)

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

As of June 30, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities (in thousands):

	Corporate Bonds and Notes
	Amortized Cost	Unrealized gains (losses)
Due within a year	$1,206	$1
Due after one year	3,529	34
Total	$4,735	$35

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of June 30, 2025 and December 31, 2024, the Company determined that a credit loss allowance is not required.

Included in interest income for each of the three-month periods ended June 30, 2025 and 2024 was interest income related to the Company’s available for sale securities of $0.1 million. Included in interest income for the six-month periods ended June 30, 2025 and 2024 was interest income related to the Company’s available for sale securities of $0.1 million and $0.2 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2024	$(1,249)	$448	$(801)
Other comprehensive income (loss)	-	9	9
Income tax (expense) benefit	-	(2)	(2)
Amounts reclassified from AOCI	-	(1)	(1)
Other comprehensive income (loss), net of tax	-	6	6
Accumulated other comprehensive income (loss) as of March 31, 2025	(1,249)	454	(795)
Other comprehensive income (loss)	-	49	49
Income tax (expense) benefit	-	(12)	(12)
Amounts reclassified from AOCI	-	(4)	(4)
Other comprehensive income (loss), net of tax	-	33	33
Accumulated other comprehensive income (loss) as of June 30, 2025	$(1,249)	$487	$(762)

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Digital advertising	$63,255	$41,068	$120,048	$79,290
Broadcast advertising	26,644	29,857	50,741	57,694
Spectrum usage rights	1,781	1,625	3,567	3,385
Retransmission consent	7,708	8,825	15,784	17,980
Other	1,347	1,279	2,446	2,481
Total revenue	$100,735	$82,654	$192,586	$160,830

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

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Local direct	$4,879	$5,109	$9,689	$10,144
Local agency	12,001	13,124	22,540	26,027
National agency	9,764	11,624	18,512	21,523
Total revenue	$26,644	$29,857	$50,741	$57,694

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
United States	$64,634	$60,715	$123,169	$117,964
Rest of the World (1)	36,101	21,939	69,417	42,866
Total revenue	$100,735	$82,654	$192,586	$160,830
(1)
Primarily Europe

Deferred Revenue

(in thousands)	December 31, 2024	Increase	Decrease	June 30, 2025
Deferred revenue	$1,801	2,134	(1,801)	$2,134

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

The following table summarizes the expected future payments related to lease liabilities as of June 30, 2025:

(in thousands)
Remainder of 2025	$5,290
2026	9,436
2027	7,422
2028	6,528
2029	6,072
Thereafter	24,358
Total minimum payments	$59,106
Less amounts representing interest	(11,748)
Present value of minimum lease payments	47,358
Less current operating lease liabilities	(7,648)
Long-term operating lease liabilities	$39,710

The Company’s existing leases have remaining terms of less than one year up to 25 years. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of June 30, 2025 were 8.5 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2024 were 8.4 years and 6.3%, respectively.

The Company’s corporate headquarters and main operational offices for its audio operations are currently located in Burbank, California. The Company's corporate headquarters and main operational offices for its audio operations were previously located in Santa Monica, California. The Company occupied approximately 38,000 square feet of space in the building housing its previous corporate headquarters under a lease, as amended, that was scheduled to expire on January 31, 2034. The Company's management decided to vacate the facility in February 2025 and cease making further lease payments. As a result, during the first quarter of 2025 the Company recorded a loss on lease abandonment charges of $16.1 million related to the right of use asset associated with this lease, and $9.1 related to leasehold improvements associated with this lease. As of June 30, 2025, the Company's condensed consolidated balance sheet included $1.6 million of operating lease liabilities and $21.4 million of long-term operating lease liabilities related to this lease.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Six-Month Period Ended June 30,
(in thousands)	2025	2024
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$4,490	$5,647
Non-cash additions to operating lease assets	$513	$3,625

The following table summarizes the components of lease expense:

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$1,977	$2,325	$4,316	$4,708
Variable lease cost	115	404	216	683
Short-term lease cost	467	251	869	484
Total lease cost	$2,559	$2,980	$5,401	$5,875

For the three-month period ended June 30, 2025, lease cost of $1.4 million, $1.1 million and $0.1 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the six-month period ended June 30, 2025, lease cost of $2.9 million, $2.3 million and $0.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

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

As discussed above, in February 2025 the Company's management decided to vacate its previous corporate headquarters in Santa Monica, California and cease making further payments under the lease, as amended, which lease was scheduled to expire June 30, 2034. On April 18, 2025, the landlord notified the Company that the landlord was terminating the lease pursuant to its terms. The

Company and the landlord have begun discussions regarding this matter. The Company is currently unable to estimate the actual costs and other expenses or charges that may be incurred by the Company as a result of the termination. See Note 8.

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

The Company's advertising technology & services segment consists of programmatic ad services through Smadex, its demand-side programmatic ad platform, and Adwake, its mobile growth solutions business.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 36% and 27% of its revenue from continuing operations outside the United States during the three-month periods ended June 30, 2025 and 2024, respectively. The Company generated 36% and 27% of its revenue from continuing operations outside the United States during the six-month periods ended June 30, 2025 and 2024, respectively (see Note 5).

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Net revenue
Media	$45,413	$49,233	(8)%	$86,390	$94,999	(9)%
Advertising Technology & Services	55,322	33,421	66%	106,196	65,831	61%
Consolidated	100,735	82,654	22%	192,586	160,830	20%

Cost of revenue
Media	4,651	4,129	13%	7,917	7,007	13%
Advertising Technology & Services	33,359	20,295	64%	63,565	40,075	59%
Consolidated	38,010	24,424	56%	71,482	47,082	52%

Direct operating expenses
Media	26,795	26,140	3%	53,345	52,763	1%
Advertising Technology & Services	10,917	5,616	94%	19,869	10,794	84%
Consolidated	37,712	31,756	19%	73,214	63,557	15%

Selling, general and administrative expenses
Media	11,006	9,764	13%	21,811	19,741	10%
Advertising Technology & Services	5,447	4,599	18%	10,148	8,956	13%
Consolidated	16,453	14,363	15%	31,959	28,697	11%

Depreciation and amortization
Media	2,607	3,304	(21)%	5,577	6,591	(15)%
Advertising Technology & Services	420	1,124	(63)%	927	2,576	(64)%
Consolidated	3,027	4,428	(32)%	6,504	9,167	(29)%

Segment operating profit (loss)
Media	354	5,896	(94)%	(2,260)	8,897	*
Advertising Technology & Services	5,179	1,787	190%	11,687	3,430	241%
Consolidated	5,533	7,683	(28)%	9,427	12,327	(24)%

Corporate expenses	6,375	10,811	(41)%	14,163	23,059	(39)%
Change in fair value of contingent consideration	-	240	(100)%	-	20	(100)%
Impairment charge	-	-	*	23,673	-	*
Loss on lease abandonment	-	-	*	25,191	-	*
Foreign currency (gain) loss	6	(24)	*	18	241	(93)%
Operating income (loss)	(848)	(3,344)	(75)%	(53,618)	(10,993)	388%

Interest expense	$(4,037)	$(4,118)	(2)%	$(7,700)	$(8,561)	(10)%
Interest income	619	577	7%	1,224	1,155	6%
Dividend income	1	-	*	1	10	(90)%
Realized gain (loss) on marketable securities	3	4	(25)%	4	(109)	*
Gain (loss) on debt extinguishment	(38)	(51)	(25)%	(38)	(91)	(58)%
Income (loss) before income taxes	(4,300)	(6,932)	(38)%	(60,127)	(18,589)	223%

Capital expenditures
Media	$1,970	$1,532		$4,330	$3,526
Advertising Technology & Services	301	191		325	267
Consolidated	$2,271	$1,723		$4,655	$3,793

* Percentage not meaningful.

Asset information by segment is not reported because the Company does not use this measure to assess performance or make decisions to allocate resources.

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to various outstanding claims and other legal proceedings that may arise from time to time in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to any such matters will not materially adversely affect the financial position, results of operations or cash flows of the Company. See Note 8.

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

The Company concluded that the assets of the EGP business met the criteria for classification as held for sale. Additionally, the Company determined that the disposal, which was initiated and completed during the second quarter of 2024, represented a strategic shift that had a major effect on the Company's operations and financial results. As such, the results of the Company's former EGP business are presented as discontinued operations in the Consolidated Statements of Operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. There were no remaining assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2024 and June 30, 2025.

The following table summarizes the results of discontinued operations, net of tax (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Net Revenue	$-	$179,599	$-	$378,868
Expenses:
Cost of revenue	-	160,932	-	341,503
Direct operating expenses	-	2,883	-	6,654
Selling, general and administrative expenses	(163)	10,748	28	23,109
Depreciation and amortization	-	1,564	-	3,958
Change in fair value of contingent consideration	-	(11,368)	-	(12,568)
Impairment charge	-	-	-	49,438
Foreign currency (gain) loss	-	2,304	-	2,488
Other operating (gain) loss	-	45,014	-	45,014
Operating income (loss)	163	(32,478)	(28)	(80,728)
Interest expense	-	(103)	-	(219)
Interest income	-	179	-	731
Income (loss) from discontinued operations before income taxes	163	(32,402)	(28)	(80,216)
Income tax benefit (expense)	-	(3,010)	-	645
Net income (loss) from discontinued operations before noncontrolling interests in discontinued operations	163	(35,412)	(28)	(79,571)
Net (income) loss attributable to redeemable noncontrolling interest	-	-	-	2,779
Net income (loss) from discontinued operations, net of tax	$163	$(35,412)	$(28)	$(76,792)

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

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Six-Month Period
	Ended June 30,
	2025	2024
Depreciation and amortization	$-	$3,958
Impairment charge	$-	$49,438
Loss (gain) on the sale of assets/businesses	$-	$45,014
Change in fair value of contingent consideration	$-	$(12,568)
Non-cash stock-based compensation	$-	$(544)
Purchases of property and equipment	$-	$81

8. SUBSEQUENT EVENTS

2023 Amended Credit Agreement

On July 15, 2025, the Company and its lenders entered into Amendment No. 1 (the “Amendment”) to the Original 2023 Credit Agreement.

The Amendment amends the Original 2023 Credit Agreement to, among other things:

1. increase the quarterly amortization to $5,000,000, from $2,500,000 in the Original Credit Agreement;

2. reduce the aggregate revolving commitments to $30,000,000, from $75,000,000 in the Original Credit Agreement;

3. increase the maximum permitted Total Net Leverage Ratio (as defined in the Amended 2023 Credit Agreement) to 4.0 to 1.0, from 3.25 to 1.0 in the Original Credit Agreement;

4. calculate leverage ratios based on an annualized average consolidated EBITDA for the eight most recently completed fiscal quarters and increase cash netting to $60,000,000 from $50,000,000 in the Original Credit Agreement; and

5. reduce the minimum permitted Interest Coverage Ratio (as defined in the Amended 2023 Credit Agreement) to 2.0 to 1.0, from 3.0 to 1.0 in the Original Credit Agreement.

Pursuant to the Amendment, the Company agreed to pay the lenders consenting to the Amendment a fee equal to 0.05% of the amount of outstanding loans and commitments held by such lenders under the Original 2023 Credit Agreement.

Lease

On July 22, 2025, the former lessor of the Company’s now-terminated lease of its headquarters and audio operations in Santa Monica, California, commenced litigation against the Company in Los Angeles County Superior Court. The landlord alleges the Company breached its lease and seeks at least $31,450,000 in damages. The Company intends to respond in accordance with court requirements, including timing deadlines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own and operate one of the largest groups of Spanish language television and radio stations in the United States. Our mission is to serve our Latino audience as a trusted provider of useful news, information and entertainment and to serve our advertisers by providing multi-channel marketing capabilities to engage our audience. We also own and operate a smaller group of television stations that broadcast English language programming and have operations that provide programmatic advertising technology and services.

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

Our net revenue for the three-months period ended June 30, 2025 was $100.7 million. Of this amount, revenue generated by our media segment accounted for approximately 45%, and revenue generated by our advertising technology & services segment accounted for approximately 55% of total revenue.

Highlights

During the second quarter of 2025, our revenue grew by double digits, driven primarily by revenue growth of 66% in our advertising technology & services segment, partially offset by a decrease in revenue in our media segment compared to the comparable period of 2024. In addition, during the second quarter of 2025 we:

•
continued to reduce certain expenses, consisting primarily of a reduction in the base salary and cash bonus components of our three most senior executives' compensation; and
•
continued to reduce our debt by making a voluntary prepayment of $10 million under our Credit Facility.

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

Three- and Six-Month Periods Ended June 30, 2025 and 2024

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Statements of Operations Data:
Net Revenue	$100,735	$82,654	22%	$192,586	$160,830	20%

Cost of revenue	38,010	24,424	56%	71,482	47,082	52%
Direct operating expenses	37,712	31,756	19%	73,214	63,557	15%
Selling, general and administrative expenses	16,453	14,363	15%	31,959	28,697	11%
Corporate expenses	6,375	10,811	(41)%	14,163	23,059	(39)%
Depreciation and amortization	3,027	4,428	(32)%	6,504	9,167	(29)%
Change in fair value of contingent consideration	-	240	(100)%	-	20	(100)%
Impairment charge	-	-	*	23,673	-	*
Loss on lease abandonment	-	-	*	25,191	-	*
Foreign currency (gain) loss	6	(24)	*	18	241	(93)%
Total expenses	101,583	85,998	18%	246,204	171,823	43%
Operating income (loss)	(848)	(3,344)	(75)%	(53,618)	(10,993)	388%
Interest expense	(4,037)	(4,118)	(2)%	(7,700)	(8,561)	(10)%
Interest income	619	577	7%	1,224	1,155	6%
Dividend income	1	-	*	1	10	(90)%
Realized gain (loss) on marketable securities	3	4	(25)%	4	(109)	*
Loss on debt extinguishment	(38)	(51)	(25)%	(38)	(91)	(58)%
Income before income (loss) taxes	(4,300)	(6,932)	(38)%	(60,127)	(18,589)	223%
Income tax benefit (expense)	800	10,664	(92)%	8,852	14,811	(40)%
Net income (loss) from continuing operations	(3,500)	3,732	*	(51,275)	(3,778)	1257%
Net income (loss) from discontinued operations, net of tax	163	(35,412)	*	(28)	(76,792)	(100)%
Net income (loss) attributable to common stockholders	$(3,337)	$(31,680)	(89)%	$(51,303)	$(80,570)	(36)%

Other Data:
Capital expenditures	$2,271	$1,723		4,655	3,793
Net cash provided by (used in) operating activities				(7,416)	51,071
Net cash provided by (used in) investing activities				(4,822)	(26,937)
Net cash provided by (used in) financing activities				(19,163)	(44,726)

Consolidated Operations

Net Revenue. Net revenue increased to $100.7 million for the three-month period ended June 30, 2025 from $82.7 million for the three-month period ended June 30, 2024. This increase was primarily due to an increase of $21.9 million in net revenue from our advertising technology & services segment, partially offset by a decrease of $3.8 million in net revenue from our media segment.

Net revenue increased to $192.6 million for the six-month period ended June 30, 2025 from $160.8 million for the six-month period ended June 30, 2024. This increase was primarily due to an increase of $40.4 million in net revenue from our advertising technology & services segment, partially offset by a decrease of $8.6 million in net revenue from our media segment.

Cost of revenue. Cost of revenue increased to $38.0 million for the three-month period ended June 30, 2025 from $24.4 million for the three-month period ended June 30, 2024. This increase was primarily due to an increase of $0.5 million in cost of revenue from our media segment, and an increase of $13.1 million in cost of revenue from our advertising technology & services segment.

Cost of revenue increased to $71.5 million for the six-month period ended June 30, 2025 from $47.1 million for the six-month period ended June 30, 2024. This increase was primarily due to an increase of $0.9 million in cost of revenue from our media segment, and an increase of $23.5 million in cost of revenue from our advertising technology & services segment.

Effective July 1, 2024, with the realignment of our operations and reassignment of certain responsibilities, certain costs that were previously included as corporate expenses, primarily salaries, are now included in direct operating expenses and in selling, general and administrative expenses.

Direct Operating Expenses. Direct operating expenses increased to $37.7 million for the three-month period ended June 30, 2025 from $31.8 million for the three-month period ended June 30, 2024. This increase was primarily due to an increase of $0.7 million in direct operating expenses in our media segment, and an increase of $5.3 million in direct operating expenses in our advertising technology & services segment.

Direct operating expenses increased to $73.2 million for the six-month period ended June 30, 2025 from $63.6 million for the six-month period ended June 30, 2024. This increase was primarily due to an increase of $0.6 million in direct operating expenses in our media segment, and an increase of $9.1 million in direct operating expenses in our advertising technology & services segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $16.5 million for the three-month period ended June 30, 2025, from $14.4 million for the three-month period ended June 30, 2024. This increase was primarily due to an increase of $1.2 million in selling, general and administrative expenses in our media segment, and an increase of $0.8 million in selling, general and administrative expenses in our advertising technology & services segment.

Selling, general and administrative expenses increased to $32.0 million for the six-month period ended June 30, 2025, from $28.7 million for the six-month period ended June 30, 2024. This increase was primarily due to an increase of $2.1 million in selling, general and administrative expenses in our media segment, and an increase of $1.2 million in selling, general and administrative expenses in our advertising technology & services segment.

Corporate Expenses. Corporate expenses decreased to $6.4 million for the three-month period ended June 30, 2025 from $10.8 million for the three-month period ended June 30, 2024. This decrease was primarily due to a decrease of $1.3 million in salaries, including a reduction in the base salary and cash bonus components of our three most senior executives' compensation, a decrease of $1.1 million in severance expenses that did not recur in the three-month period ended June 30, 2025, a decrease of $1.1 million in non-cash stock-based compensation, a decrease of $0.3 million in rent expense, and a decrease of $0.7 million in corporate expenses due to the realignment of our operations as noted above.

Corporate expenses decreased to $14.2 million for the six-month period ended June 30, 2025 from $23.1 million for the six-month period ended June 30, 2024. This decrease was primarily due to a decrease of $2.6 million in salaries, including a reduction in the base salary and cash bonus components of our three most senior executives' compensation, a decrease of $3.2 million in non-cash stock-based compensation, a decrease of $0.6 million in audit fees, a decrease of $0.3 million in rent expense, a decrease of $1.5 million in corporate expenses due to the realignment of our operations as noted above, and other items which were individually immaterial.

Depreciation and amortization. Depreciation and amortization decreased to $3.0 million for the three-month period ended June 30, 2025 compared to $4.4 million for the three-month period ended June 30, 2024, primarily due to fully depreciated assets and fully amortized intangible assets.

Depreciation and amortization decreased to $6.5 million for the six-month period ended June 30, 2025 compared to $9.2 million for the six-month period ended June 30, 2024, primarily due to fully depreciated assets and fully amortized intangible assets.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration, primarily related to earnouts of certain past acquisitions, we recognized income of $0.2 million and a de minimis amount for the three- and six-month periods ended June 30, 2024, respectively.

Impairment. During the first quarter of 2025, we incurred an impairment charge of $23.7 million related to broadcast licenses and fixed assets of the two television stations in Mexico that are held for sale. See Note 2 to Notes to Condensed Consolidated Financial Statements.

Loss on lease abandonment. During the first quarter of 2025, we incurred a loss on lease abandonment of $25.2 million related to our previous Santa Monica lease. See Note 2 to Notes to Condensed Consolidated Financial Statements.

Foreign currency (gain) loss. We had a de minimis foreign currency loss for the three-month period ended June 30, 2025 compared to a de minimis foreign currency gain for the three-month period ended June 30, 2024. Foreign currency gains and losses are primarily due to currency fluctuations that affect our operations located outside the United States.

We had a de minimis foreign currency loss for the six-month period ended June 30, 2025 compared to a foreign currency loss of $0.2 million for the six-month period ended June 30, 2024. Foreign currency gains and losses are primarily due to currency fluctuations that affect our operations located outside the United States.

Interest Expense, net. Interest expense, net decreased to $3.4 million for the three-month period ended June 30, 2025 from $3.5 million for three-month period ended June 30, 2024. This decrease was primarily due to lower interest rate on our debt and a lower principal balance due to prepayments on our Credit Facility totaling $20.0 million, which were made in the first half of 2024, and a prepayment of $10.0 million which was made in the second quarter of 2025.

Interest expense, net decreased to $6.5 million for the six-month period ended June 30, 2025 from $7.4 million for six-month period ended June 30, 2024. This decrease was primarily due to lower interest rate on our debt and a lower principal balance due to prepayments totaling $20 million, which were made in the first half of 2024, and a prepayment of $10 million which was made in the second quarter of 2025.

Realized gain (loss) on marketable securities. For each of the three-month periods ended June 30, 2025 and 2024 we recorded a de minimis amount of realized gain, related to our available for sale securities.

For the six-month period ended June 30, 2025 we recorded a de minimis amount of realized gain, related to our available for sale securities. For the six-month period ended June 30, 2024 we recorded $0.1 million of realized loss, related to our available for sale securities.

Gain (loss) on debt extinguishment. We recorded a de minimis amount of a loss on debt extinguishment for the three-and six-month periods ended June 30, 2025 due to a prepayment of $10.0 million of our Credit Facility.

We recorded a loss on debt extinguishment of $0.1 million for the three- and six-month periods ended June 30, 2024 due to prepayments of $10.0 million and $20.0 million, respectively, of our Credit Facility.

Income Tax Expense or Benefit. Income tax benefit for the three-month period ended June 30, 2025 was $0.8 million. The effective tax rate for the three-month period ended June 30, 2025 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, share-based compensation from foreign employees, and transaction costs. Income tax benefit for the three-month period ended June 30, 2024 was $10.7 million. The effective tax rate for the three-month period ended June 30, 2024 was different from our statutory rate due to foreign and state taxes, change in valuation allowances on deferred tax assets, non-deductible executive compensation, changes in the fair value of the contingent consideration liability, goodwill impairment, and non-taxable non-territorial income.

Income tax benefit for the six-month period ended June 30, 2025 was $8.9 million. The effective tax rate for the six-month period ended June 30, 2025 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, share-based compensation from foreign employees, and transaction costs. Income tax benefit for the six-month period ended June 30, 2024 was $14.8 million. The effective tax rate for the six-month period ended June 30, 2024 was different from our statutory rate due to foreign and state taxes, change in valuation allowances on deferred tax assets, non-deductible executive compensation, changes in the fair value of the contingent consideration liability, goodwill impairment, and non-taxable non-territorial income.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of certain of our digital operations, certain U.S. Foreign Tax Credit carryovers and certain states deferred tax assets. As a result of historical losses from our digital operations primarily in Uruguay, Mexico and Argentina, certain U.S. Foreign Tax Credit carryovers, and capital loss, management has determined that it is more likely than not that deferred tax assets of $17.9 million at June 30, 2025 will not be realized and therefore we have established a valuation allowance in that amount on those assets.

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

The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA introduced certain changes to the U.S. tax code. Since the OBBBA was enacted after the end of the period ended June 30, 2025, our financial statements for the period ended June 30, 2025 do not reflect the impact of the tax law changes as a result of the OBBBA. We are evaluating the impact of the OBBBA on our business and financial condition. Our preliminary assessment of the OBBBA’s impact on our business and financial condition is that it is not expected to be material.

As of June 30, 2025 and December 31, 2024, we had unrecognized tax benefits of $25.3 million and $17.3 million. We will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

Our advertising technology & services segment consists of programmatic ad services through Smadex, our demand-side programmatic ad platform, and Adwake, our mobile growth solutions business.

Media

Net Revenue. Net revenue in our media segment decreased to $45.4 million for the three-month period ended June 30, 2025 from $49.2 million for the three-month period ended June 30, 2024. This decrease was primarily due to a decrease of $3.2 million in broadcast advertising revenue, and a decrease of $1.1 million in retransmission consent revenue, partially offset by an increase of $0.3 million in digital advertising revenue, and an increase of $0.2 million in spectrum usage rights revenue.

Net revenue in our media segment decreased to $86.4 million for the six-month period ended June 30, 2025 from $95.0 million for the six-month period ended June 30, 2024. This decrease was primarily due to a decrease of $7.0 million in broadcast advertising revenue, and a decrease of $2.2 million in retransmission consent revenue, partially offset by an increase of $0.4 million in digital advertising revenue and an increase of $0.2 million in spectrum usage rights revenue.

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

Cost of revenue. Cost of revenue in our media segment increased to $4.7 million for the three-month period ended June 30, 2025 from $4.1 million for the three-month period ended June 30, 2024, primarily due to the increase in digital advertising revenue and a decrease in gross margins.

Cost of revenue in our media segment increased to $7.9 million for the six-month period ended June 30, 2025 from $7.0 million for the six-month period ended June 30, 2024, primarily due to the increase in digital advertising revenue and a decrease in gross margins.

Direct Operating Expenses. Direct operating expenses in our media segment increased to $26.8 million for the three-month period ended June 30, 2025 from $26.1 million for the three-month period ended June 30, 2024, primarily due to an increase of $0.3 million in salaries and other employee benefits, an increase of $0.1 million due to the realignment of our operations as noted above, and other items which were individually immaterial.

Direct operating expenses in our media segment increased to $53.4 million for the six-month period ended June 30, 2025 from $52.8 million for the six-month period ended June 30, 2024, primarily due to items which were individually immaterial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our media segment increased to $11.0 million for the three-month period ended June 30, 2025 from $9.8 million for the three-month period ended June 30, 2024, primarily due to an increase of $0.6 million in expenses due to the realignment of our operations as noted above and other items which were individually immaterial.

Selling, general and administrative expenses in our media segment increased to $21.8 million for the six-month period ended June 30, 2025 from $19.7 million for the six-month period ended June 30, 2024, primarily due to an increase of $1.0 million in salaries and other employee benefits, and an increase of $1.3 million in expenses due to the realignment of our operations as noted above. The increase was offset by a decrease of $0.5 million in bad debt expense and other items which were individually immaterial.

Advertising Technology & Services

Net Revenue. Net revenue in our advertising technology & services segment increased to $55.3 million for the three-month period ended June 30, 2025 from $33.4 million for the three-month period ended June 30, 2024. The increase was primarily due to increases in advertising revenue from Smadex and Adwake.

Net revenue in our advertising technology & services segment increased to $106.2 million for the six-month period ended June 30, 2025 from $65.8 million for the six-month period ended June 30, 2024. The increase was primarily due to increases in advertising revenue from Smadex and Adwake.

Cost of revenue. Cost of revenue in our advertising technology & services segment increased to $33.4 million for the three-month period ended June 30, 2025 from $20.3 million for the three-month period ended June 30, 2024, primarily due to costs associated with the increase in digital advertising revenue.

Cost of revenue in our advertising technology & services segment increased to $63.6 million for the six-month period ended June 30, 2025 from $40.1 million for the six-month period ended June 30, 2024, primarily due to costs associated with the increase in digital advertising revenue.

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

Direct operating expenses. Direct operating expenses in our advertising technology & services segment increased to $10.9 million for the three-month period ended June 30, 2025 from $5.6 million for the three-month period ended June 30, 2024, primarily due to an increase of $1.9 million in cloud infrastructure expenses and an increase of $3.4 million in salaries and bonus expense.

Direct operating expenses in our advertising technology & services segment increased to $19.9 million for the six-month period ended June 30, 2025 from $10.8 million for the six-month period ended June 30, 2024, primarily due to an increase of $5.3 million in cloud infrastructure expenses and an increase of $3.8 million in salaries and bonus expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our advertising technology & services segment increased to $5.4 million for the three-month period ended June 30, 2025, from $4.6 million for the three-month period ended June 30, 2024, primarily due to an increase of $0.6 million in bad debt expense and $0.2 million of payroll tax expense.

Selling, general and administrative expenses in our advertising technology & services segment increased to $10.1 million for the six-month period ended June 30, 2025, from $9.0 million for the six-month period ended June 30, 2024, primarily due to salaries expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net loss attributable to common stockholders of $148.9 million and $15.4 million for the years ended December 31, 2024 and 2023, respectively, and net income attributable to common stockholders of $18.1 million for the year ended December 31, 2022. We had positive cash flow from operations of $74.7 million, $75.2 million and $78.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. We had negative cash flow from operations of $7.4 million for the six-month period ended June 30, 2025. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $64.5 million, and available for sale marketable securities in the additional amount of $4.8 million, as of June 30, 2025. Our liquidity is not materially affected by the amounts held in accounts outside the United States.

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

The disposition of our EGP business, the largest business unit of what was then our digital segment, has had, and will continue to have, a material effect on our results of operations in that total revenue from our advertising technology & services operations, and consolidated revenue, has been, and is expected to remain, significantly lower than it was prior to the disposition of our EGP business. As a result, cash flow from operations will be materially adversely affected in future periods, which could also adversely affect our liquidity.

To the extent that our then-current liquidity is insufficient to fund our business activities or if we do not remain in compliance with our financial covenants under the Amended 2023 Credit Agreement, whether as a direct or indirect result of the disposition of our EGP business or otherwise, we may be required to seek additional equity or debt financing in the future to satisfy capital requirements. There is no guarantee that any such capital would be available to us on favorable terms, or at all. The failure to obtain any required capital could have a material adverse effect on our operations and financial condition.

Credit Facility

On March 17, 2023, we entered into the Credit Facility, pursuant to the Original 2023 Credit Agreement, by and among us, Bank of America, N.A., as Administrative Agent, and the Lenders. The Original 2023 Credit Agreement amended, restated and replaced in its entirety our previous credit agreement. The Original 2023 Credit Agreement was amended on July 15, 2025, effective as of June 30, 2025 with respect to certain financial covenants and certain other provisions of the Credit Facility.

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

In June 2025, we made an additional prepayment of $10.0 million, which was applied to the principal due at maturity under the Term A Facility.

For more information, see Notes 2 and 8 to Notes to Condensed Consolidated Financial Statements.

Cash Flow

Net cash flow used in operating activities was $7.4 million for the six-month period ended June 30, 2025, compared to net cash flow provided by operating activities of $51.1 million for the six-month period ended June 30, 2024. The decrease in cash flow from operating activities was primarily due to a decrease in net changes in our working capital of negative $10.5 million for the six-month period ended June 30, 2025 compared to positive $29.9 million for the six-months periods ended June 30, 2024. The net changes in working capital were primarily due to the timing of cash payments to publishers and collections from customers. The decrease in cash flow from operating activities was also due to an increase in net loss after adjusting for non-cash items. Significant non-cash items in the six-month period ended June 30, 2025 included impairment charges of $23.7 million, loss on lease abandonment charges of $25.2 million, depreciation and amortization expense of $6.5 million, deferred income taxes benefit of $6.9 million, and non-cash stock based compensation of $5.3 million. Significant non-cash items in the six-month period ended June 30, 2024 included the loss on sale related to our former EGP business of $45.0 million, impairment charges of $49.4 million, depreciation and amortization expense of $13.1 million, non-cash stock based compensation of $8.7 million, and income related to the change in fair value of contingent consideration of $12.5 million. We expect to have positive cash flow from operating activities for the full year 2025.

Net cash flow used in investing activities was $4.8 million for the six-month period ended June 30, 2025, compared to net cash flow used in investing activities of $26.9 million for the six-month period ended June 30, 2024. The decrease in net cash flow used in investing activities was primarily due to cash divested of $43.0 million, partially offset by proceeds from loan receivable of $10.7 million for the six-month period ended June 30, 2024, related to the sale of our former EGP business, which did not recur in the six-month period ended June 30, 2025, and reduction in proceeds from the sale of marketable securities to $0.9 million for the six-month period ended June 30, 2025 compared to $10.0 million for the six-month period ended June 30, 2024.

We anticipate that our capital expenditures will be approximately $7.5 million during the full year 2025. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $19.2 million for the six-month period ended June 30, 2025, compared to $44.7 million for the six-month period ended June 30, 2024. The decrease in cash flow used in financing activities was primarily due to $10.0 million of payments on debt during the six-month period ended June 30, 2025 compared to $20.3 million of payments on debt during the six-month period ended June 30, 2024. In addition, during the six-month period ended June 30, 2024 we had payments of contingent consideration of $14.3 million and distributions to noncontrolling interest of $1.1 million, which did not recur in the six-month period ended June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may affect our financial position, results of operations and/or cash flows due to adverse changes in the financial markets. We are also exposed to market risk from changes in the base rates on our 2023 Credit Facility.

Interest Rates

As of June 30, 2025, we had $177.8 million of variable rate bank debt outstanding under our 2023 Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio (as defined in the Amended 2023 Credit Agreement) or (ii) the Base Rate (as defined in the Amended 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the SOFR were to increase or decrease by a hypothetical 100 basis points, or one percentage point, from its June 30, 2025 level, our annual interest expense would increase or decrease, respectively, and cash flow from operations would decrease or increase, respectively, by $1.8 million based on the outstanding balance of our term loan as of June 30, 2025.

Foreign Currency

We have certain foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our advertising technology & services operations, and we expect a portion of our future revenues will be denominated in currencies other than the U.S. dollar, primarily the Euro. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2025 would not be material to our consolidated results of operations or overall financial condition.

Our operating expenses are primarily denominated in U.S. dollars. In addition, certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, primarily Spain, which uses the Euro. Currency fluctuations or a weakening U.S. dollar can increase the amount of operating expense of our international operations, which are primarily related to our advertising technology & services operations. Increases and decreases in foreign-denominated revenue from movements in foreign exchange rates are partially offset by corresponding decreases or increases in foreign-denominated operating expenses.

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

On July 22, 2025, the former lessor of our now-terminated lease of our headquarters and audio operations in Santa Monica, California, commenced litigation against us in Los Angeles County Superior Court. The landlord alleges we breached our lease and seeks at least $31,450,000 in damages. We intend to respond in accordance with court requirements, including timing deadlines.

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

We did not repurchase any shares of our Class A common stock during three- and six-month periods ended June 30, 2025 and 2024. As of June 30, 2025, we have repurchased a total of 1.8 million shares of our Class A common stock under this share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Revised Form of Indemnification Agreement

On August 1, 2025, our Board of Directors approved a revised form of indemnification agreement (the “Indemnification Agreement”) to be entered into between us and our current and future directors and executive officers. We will execute a new Indemnification Agreement with each of our directors and executive officers, which Indemnification Agreements will supersede the previous indemnification agreements between such parties. The Indemnification Agreement will, among other things, require us to indemnify, and advance expenses to, each director and executive officer to the fullest extent permitted by law, including indemnification of expenses such as attorneys’ fees, court costs, judgments, fines, penalties, excise taxes and settlement amounts incurred by the director or executive officer in any action or proceeding arising out of such person’s services as a director or executive officer. The Indemnification Agreement is intended to provide indemnification rights to the fullest extent permitted under Delaware law and shall be in addition to any other rights the directors and executive officers may have under our certificate of incorporation and bylaws.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

We are including this disclosure in this Form 10-Q rather than filing a Current Report on Form 8-K under Items 1.01 and 5.02(e) at a later date.

ITEM 6. EXHIBITS

10.1(1)†	Executive Compensation Letter Agreement effective as of May 27, 2025 by and between the Company and Juan Navarro

10.2(1)†	Participation Agreement effective as of May 27, 2025 by and between the Company and Juan Navarro

10.3(2)

Amendment No. 1, dated as of July 15, 2025, to Existing Credit Agreement, by and among the Company, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other financial institutions party thereto as Lenders

10.4*†	Form of Indemnification Agreement for directors and officers of the registrant

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

† Management contract or compensatory plan, contract or arrangement.

(1) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 2, 2025.

(2) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 16, 2025.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ MARK BOELKE
Mark Boelke Chief Financial Officer and Treasurer

Date: August 5, 2025