Form 10-Q
period 2025-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2025-11-04
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

Yes ☐ No ☒

As of October 31, 2025, there were 81,623,559 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024	4
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024	5
	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024	6
	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024	7
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024	9
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37
ITEM 4.	CONTROLS AND PROCEDURES	37
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	38
ITEM 1A.	RISK FACTORS	38
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	38
ITEM 4.	MINE SAFETY DISCLOSURES	38
ITEM 5.	OTHER INFORMATION	38
ITEM 6.	EXHIBITS	39

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
•
provisions of our debt instruments, including the agreement dated as of March 17, 2023 (the “2023 Closing Date”), or the Original 2023 Credit Agreement, as amended on July 15, 2025, or the Amended 2023 Credit Agreement, which governs our credit facility, as amended, or the Credit Facility, the terms of which restrict certain aspects of the operation of our business;
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

•
the adverse impact to our retransmission consent revenue as a result of the dispute between TelevisaUnivision and Alphabet, Inc., which has dropped the Univision- and UniMás-affiliated television stations from its main “bundle” on YouTube TV;
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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$61,755	$95,914
Marketable securities	4,683	4,694
Restricted cash	795	786
Trade receivables, (including related parties of $3,249 and $3,556) net of allowance for doubtful accounts of $2,889 and $3,034	88,985	68,319
Prepaid expenses and other current assets (including related parties of $274 and $274)	22,671	16,587
Assets held for sale	5,597	-
Total current assets	184,486	186,300
Property and equipment, net of accumulated depreciation of $144,837 and $154,885	45,911	60,616
Intangible assets subject to amortization, net of accumulated amortization of $63,696 and $62,330 (including related parties of $1,160 and $1,857)	3,050	4,417
Intangible assets not subject to amortization	149,276	177,276
Goodwill	7,352	7,352
Deferred income taxes	2,924	2,650
Operating leases right of use asset	18,018	40,762
Other assets	3,586	7,905
Total assets	$414,603	$487,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$20,000	$-
Accounts payable and accrued expenses (including related parties of $1,049 and $890)	78,643	53,882
Operating lease liabilities	7,494	7,744
Total current liabilities	106,137	61,626
Long-term debt, less current maturities, net of unamortized debt issuance costs of $710 and $792	152,040	186,958
Long-term operating lease liabilities	38,942	42,101
Other long-term liabilities	12,941	12,168
Deferred income taxes	26,378	38,405
Total liabilities	336,438	341,258
Commitments and contingencies (Note 6)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at September 30, 2025 81,623,559 and December 31, 2024 81,623,559	8	8
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at September 30, 2025 and December 31, 2024 9,352,729	1	1
Additional paid-in capital	808,598	815,532
Accumulated deficit	(729,682)	(668,720)
Accumulated other comprehensive income (loss)	(760)	(801)
Total stockholders' equity	78,165	146,020
Total liabilities and equity	$414,603	$487,278

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net Revenue	$120,630	$97,156	$313,216	$257,986
Expenses:
Cost of revenue	50,986	26,801	122,468	73,883
Direct operating expenses (including related parties of $1,234, $2,612, $3,684 and $5,573) (including non-cash stock-based compensation of $1,076, $2,128, $3,164 and $5,011)	41,247	35,617	114,461	99,174
Selling, general and administrative expenses	19,028	17,112	50,987	45,809
Corporate expenses (including non-cash stock-based compensation of $1,728, $1,560, $4,938 and $7,956)	6,340	6,930	20,503	29,989
Depreciation and amortization (including related parties of $232, $232, $696 and $696)	3,130	3,882	9,634	13,049
Change in fair value of contingent consideration	-	(650)	-	(630)
Impairment charge	5,705	-	29,378	-
Loss on lease abandonment	-	-	25,191	-
Restructuring costs	3,188	-	3,188	-
Foreign currency (gain) loss	92	(121)	110	120
Operating income (loss)	(9,086)	7,585	(62,704)	(3,408)
Interest expense	(3,803)	(4,087)	(11,503)	(12,648)
Interest income	574	646	1,798	1,801
Dividend income	1	-	2	10
Realized gain (loss) on marketable securities	2	(1)	6	(110)
Gain (loss) on debt extinguishment	(176)	-	(214)	(91)
Income (loss) from continuing operations before income taxes	(12,488)	4,143	(72,615)	(14,446)
Income tax benefit (expense)	2,829	(14,984)	11,681	(173)
Net income (loss) from continuing operations	(9,659)	(10,841)	(60,934)	(14,619)
Net income (loss) from discontinued operations, net of tax	-	(1,139)	(28)	(77,931)
Net income (loss) attributable to common stockholders	$(9,659)	$(11,980)	$(60,962)	$(92,550)
Basic and diluted earnings per share:
Net income (loss) per share from continuing operations, basic and diluted	$(0.11)	$(0.12)	$(0.67)	$(0.16)

Net income (loss) per share from discontinued operations, basic and diluted	$-	$(0.01)	$(0.00)	$(0.87)

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.13)	$(0.67)	$(1.03)

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Weighted average common shares outstanding, basic and diluted	90,976,288	89,987,110	90,976,288	89,776,075

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$(9,659)	$(11,980)	$(60,962)	$(92,550)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	-	1	-	8
Change in fair value of marketable securities	2	33	41	132
Total other comprehensive income (loss)	2	34	41	140
Comprehensive income (loss) attributable to common stockholders	$(9,657)	$(11,946)	$(60,921)	$(92,410)

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares		Common Stock				Accumulated
					Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2024	81,623,559	9,352,729	$8	$1	$815,532	$(668,720)	$(801)	$146,020
Stock-based compensation expense	-	-	-	-	2,613	-	-	2,613
Dividends paid	-	-	-	-	(4,549)	-	-	(4,549)
Dividends equivalents payable	-	-	-	-	(516)	-	-	(516)
Change in fair value of marketable securities	-	-	-	-	-	-	7	7
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(1)	(1)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(47,966)	-	(47,966)
Balance, March 31, 2025	81,623,559	9,352,729	8	1	813,080	(716,686)	(795)	95,608
Stock-based compensation expense	-	-	-	-	2,685	-	-	2,685
Dividends paid	-	-	-	-	(4,549)	-	-	(4,549)
Dividends equivalents payable	-	-	-	-	(431)	-	-	(431)
Change in fair value of marketable securities	-	-	-	-	-	-	37	37
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(4)	(4)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(3,337)	-	(3,337)
Balance, June 30, 2025	81,623,559	9,352,729	8	1	810,785	(720,023)	(762)	90,009
Stock-based compensation expense	-	-	-	-	2,804	-	-	2,804
Dividends paid	-	-	-	-	(4,549)	-	-	(4,549)
Dividends equivalents payable	-	-	-	-	(442)	-	-	(442)
Change in fair value of marketable securities	-	-	-	-	-	-	3	3
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(1)	(1)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(9,659)	-	(9,659)
Balance, September 30, 2025	81,623,559	9,352,729	$8	$1	$808,598	$(729,682)	$(760)	$78,165

	Number of Common Shares		Common Stock				Accumulated
					Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2023	80,150,506	9,352,729	$8	$1	$743,246	$(519,812)	$(915)	$222,528
Issuance of common stock upon exercise of stock options or awards of restricted stock units	224,369	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(490)	-	-	(490)
Stock-based compensation expense	-	-	-	-	5,447	-	-	5,447
Dividends paid	-	-	-	-	(4,476)	-	-	(4,476)
Dividends equivalents payable	-	-	-	-	(388)	-	-	(388)
Change in fair value of marketable securities	-	-	-	-	-	-	15	15
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	84	84
Foreign currency translation gain (loss)	-	-	-	-	-	-	(295)	(295)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(48,890)	-	(48,890)
Balance, March 31, 2024	80,374,875	9,352,729	8	1	743,339	(568,702)	(1,111)	173,535
Issuance of common stock upon exercise of stock options or awards of restricted stock units	259,506	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(273)	-	-	(273)
Stock-based compensation expense	-	-	-	-	3,287	-	-	3,287
Dividend paid	-	-	-	-	(4,496)	-	-	(4,496)
Dividends equivalents payable	-	-	-	-	(170)	-	-	(170)
Change in fair value of marketable securities	-	-	-	-	-	-	4	4
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(4)	(4)
Foreign currency translation gain (loss)	-	-	-	-	-	-	302	302
Accounting for discontinued operations	-	-	-	-	79,903	-	-	79,903
Net income (loss) attributable to common stockholders	-	-	-	-	-	(31,680)	-	(31,680)
Balance, June 30, 2024	80,634,381	9,352,729	8	1	821,590	(600,382)	(809)	220,408
Stock-based compensation expense	-	-	-	-	3,688	-	-	3,688
Dividends paid	-	-	-	-	(4,499)	-	-	(4,499)
Dividends equivalents payable	-	-	-	-	(288)	-	-	(288)
Change in fair value of marketable securities	-	-	-	-	-	-	32	32
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	1	1
Foreign currency translation gain (loss)	-	-	-	-	-	-	1	1
Net income (loss) attributable to common stockholders	-	-	-	-	-	(11,980)	-	(11,980)
Balance, September 30, 2024	80,634,381	9,352,729	$8	$1	$820,491	$(612,362)	$(775)	$207,363

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$(60,962)	$(92,550)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,634	17,007
Impairment charge	29,378	49,438
Loss on lease abandonment	25,191	-
Deferred income taxes	(12,300)	(3,286)
Non-cash interest	995	223
Amortization of syndication contracts	328	339
Payments on syndication contracts	(290)	(337)
Non-cash stock-based compensation	8,102	12,422
(Gain) loss on marketable securities	(6)	110
(Gain) loss on disposal of property and equipment	13	206
Loss (gain) on the sale of businesses	-	45,139
(Gain) loss on debt extinguishment	214	91
Change in fair value of contingent consideration	-	(13,198)
Net income (loss) attributable to redeemable noncontrolling interest - discontinued operations	-	(2,779)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(20,553)	10,611
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	2,358	(1,928)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	18,759	40,414
Net cash provided by (used in) operating activities	861	61,922
Cash flows from investing activities:
Proceeds from sale of businesses, net of cash divested	-	(42,967)
Purchases of property and equipment	(6,020)	(6,289)
Purchases of marketable securities	(1,539)	-
Proceeds from sale of marketable securities	1,619	10,381
Proceeds from loan receivable	-	10,748
Net cash provided by (used in) investing activities	(5,940)	(28,127)
Cash flows from financing activities:
Tax payments related to shares withheld for share-based compensation plans	-	(27)
Payments on debt	(15,000)	(20,275)
Dividends paid	(13,647)	(13,471)
Distributions to noncontrolling interest	-	(1,078)
Payment of contingent consideration	-	(14,300)
Principal payments under finance lease obligation	(99)	(110)
Payments for debt issuance costs	(325)	-
Net cash provided by (used in) financing activities	(29,071)	(49,261)
Effect of exchange rates on cash, cash equivalents and restricted cash	-	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(34,150)	(15,468)
Cash, cash equivalents and restricted cash:
Beginning	96,700	106,509
Ending	$62,550	$91,041
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$10,508	$12,644
Income taxes	$1,480	$6,700
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$646	$653
Note receivable	$-	$(5,374)
Dividends equivalents payable	$2,675	$1,475

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Presentation

The condensed consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s 2024 Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 10-K"). The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2025 or any other future period.

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

The Company concluded that the assets of its EGP business met the criteria for classification as held for sale. Additionally, the Company determined that the disposal, which was initiated and completed during the second quarter of 2024, represented a strategic shift that had a major effect on the Company's operations and financial results. As such, the results of the Company's former EGP business are presented as discontinued operations in the Consolidated Statements of Operations for all periods presented. There were no remaining assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2024 and September 30, 2025.

Assets Held for Sale

In March 2025, the Company entered into a letter of intent (the “LOI”) to sell the assets of its two Mexico television stations. The assets constituting station XHAS, located in Tijuana, Mexico, and the assets constituting station XHDTV, located in Tecate, Mexico, had an initial agreed upon purchase price of $4.7 million. As initially contemplated, the sale was to include all assets necessary for the buyer to operate the stations, consisting of the broadcast licenses and fixed assets. These assets met the criteria for classification as assets held for sale. The carrying value of the two stations exceeded the agreed upon purchase price and, accordingly, the Company recorded an impairment charge of $23.7 million during the three-month period ended March 31, 2025 related to the broadcast licenses with a carrying value of $28.0 million and the fixed assets of the two stations with a carrying value of $0.4 million.

The LOI had a term of 60 days for the parties to reach a definitive agreement, which term has expired. The parties are continuing to negotiate the terms of the transaction. As part of the ongoing negotiations, during the third quarter of 2025, the purchase price has been reduced by $1.7 million, to $3.0 million. Also, additional assets with a carrying value of $3.8 million were included in the transaction, without an increase in the purchase price. As a result of these changes, the Company recorded an additional impairment charge of $5.5 million in the three-month period ended September 30, 2025.

The fair value less estimated costs to sell of $3.0 million is presented as Assets Held for Sale in the Condensed Consolidated Balance Sheet as of September 30, 2025.

In June 2025, the Company’s management made the decision to sell three of its owned office buildings in Corpus Christi, Texas, El Centro, California and Midland, Texas. The sales would include the buildings and all related building improvements, land and land improvements. These assets met the criteria for classification as assets held for sale. The carrying amount of each of the buildings and related fixed assets were lower than the fair value less cost to sell. The carrying amounts totaling $2.6 million are presented as Assets Held for Sale in the Condensed Consolidated Balance Sheet as of September 30, 2025.

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

The Company’s previous filings on the 2024 10-K and on Form 10-Q for the three months ended March 31, 2025, disclosed that on the 2023 Closing Date, the credit facility that the Company entered into on March 17, 2023 (the "Original 2023 Credit Agreement") contained various financial covenants. Compliance with these financial covenants was measured quarterly and the Company’s failure to meet the covenant requirements would have constituted an event of default. In such event, if the Company were unable to obtain the necessary waivers or amendments, all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, would become immediately due and payable. Additionally, the lenders would have the right to proceed against the collateral granted to them to secure that debt, which includes substantially all of the Company’s assets.

However, on July 15, 2025, the Original 2023 Credit Agreement was amended (the "Amended 2023 Credit Agreement") to grant the Company more flexibility in its financial covenants. See "Credit Facility" below for additional details. Based on the Company’s current financial projections, management believes that the Company will maintain compliance with its financial covenants in the Amended 2023 Credit Agreement.

The Company further believes that its existing cash and projected operating cash flows are adequate to meet its operating needs, liabilities and commitments over the next twelve months from the issuance of the accompanying consolidated financial statements.

Restricted Cash

As of September 30, 2025 and December 31, 2024, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Condensed Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of September 30,
	2025	2024
Cash and cash equivalents	$61,755	$90,258
Restricted cash	795	783
Total as presented in the Condensed Consolidated Statements of Cash Flows	$62,550	$91,041

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

During the three-month periods ended September 30, 2025 and 2024, the amount the Company paid TelevisaUnivision in this capacity was $1.2 million and $2.6 million. During the nine-month periods ended September 30, 2025 and 2024, the amount the Company paid TelevisaUnivision in this capacity was $3.7 million and $5.6 million. These amounts were included in Direct Operating Expenses in the Company's Condensed Consolidated Statements of Operations.

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

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors (“MVPDs”). As of September 30, 2025, the amount due to the Company from TelevisaUnivision was $3.2 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended September 30, 2025 and 2024, retransmission consent revenue accounted for $7.4 million and $8.0 million, respectively, of which $5.2 million and $5.7 million, respectively, relate to the TelevisaUnivision proxy agreement. During the nine-month periods ended September 30, 2025 and 2024, retransmission consent revenue accounted for $23.2 million and $26.0 million, respectively, of which $16.1 million and $18.2 million, respectively, relate to the TelevisaUnivision proxy agreement

TelevisaUnivision currently owns approximately 10% of the Company’s common stock on a fully-converted basis. The Company’s Class U common stock, all of which is held by TelevisaUnivision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer of such shares of Class U common stock to a third party that is not an affiliate of TelevisaUnivision. In addition, as the holder of all of the Company’s issued and outstanding Class U common stock, so long as TelevisaUnivision holds a certain number of shares of Class U common stock, the Company may not, without the consent of TelevisaUnivision, merge, consolidate or enter into a business combination, dissolve or liquidate the Company or dispose of any interest in any FCC license with respect to television stations which are affiliates of TelevisaUnivision, among other things.

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

During the nine-month period ended September 30, 2025, the Company had the following non-vested RSUs activity (in thousands, except grant date fair value data):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2024	4,585	$4.62
Granted	3,594	2.25
Vested	-	-
Forfeited or cancelled	(219)	4.51
Nonvested balance at September 30, 2025	7,960	3.55

Stock-based compensation expense related to RSUs was $2.3 million and $3.3 million for the three-month periods ended September 30, 2025 and 2024, respectively.

Stock-based compensation expense related to RSUs was $6.6 million and $11.7 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, there was $7.6 million of total unrecognized compensation expense related to grants of RSUs that is expected to be recognized over a weighted-average period of 1.6 years.

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

Stock-based compensation expense related to PSUs was $0.5 million and $0.4 million for the three-month periods ended September 30, 2025 and 2024, respectively.

Stock-based compensation expense related to PSUs was $1.5 million and $1.3 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, there was $2.4 million of total unrecognized compensation expense related to grants of PSUs that is expected to be recognized over a weighted-average period of 2.1 years.

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

During the nine-month period ended September 30, 2025, the Company had the following non-vested PSUs activity (in thousands, except grant date fair value data):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2024	1,200	$3.37
Granted	1,390	1.88
Vested	-	-
Forfeited or cancelled	-	-
Nonvested balance at September 30, 2025	2,590	2.57

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) from continuing operations	$(9,659)	$(10,841)	$(60,934)	$(14,619)
Net income (loss) from discontinued operations, net of tax	-	(1,139)	(28)	(77,931)
Net income (loss) attributable to common stockholders	$(9,659)	$(11,980)	$(60,962)	$(92,550)

Basic and diluted earnings per share:
Denominator:
Weighted average common shares outstanding	90,976,288	89,987,110	90,976,288	89,776,075

Per share:
Income (loss) per share from continuing operations	$(0.11)	$(0.12)	$(0.67)	$(0.16)
Income (loss) per share from discontinued operations, net of tax	-	(0.01)	(0.00)	(0.87)
Net income (loss) per share attributable to common stockholders	$(0.11)	$(0.13)	$(0.67)	$(1.03)

For the three- and nine-month periods ended September 30, 2025, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 3,734,557 and 2,383,032 equivalent shares of dilutive securities for the three- and nine-month period ended September 30, 2025, respectively.

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

As discussed above under Assets held for sale, in March 2025, the Company entered into an LOI to sell the assets of its two Mexico television stations. As a result, the Company recorded an impairment charge of $23.7 million in the first quarter of 2025 and an additional impairment charge of $5.5 million in the three-month period ended September 30, 2025.

Loss on Lease Abandonment

At the time of a lease termination, the operating lease right-of-use ("ROU") asset is derecognized, while the corresponding lease liability is evaluated and derecognized by the Company based any remaining contractual obligations as of the lease termination date.

The Company's corporate headquarters and main operational offices for its audio operations were previously located in Santa Monica, California. The Company occupied approximately 38,000 square feet of space in the building housing its previous corporate headquarters under a lease, as amended, that was scheduled to expire on January 31, 2034. The Company's management decided to vacate and abandon the facility in February 2025 and cease making further lease payments. As a result, in the first quarter of 2025 the Company recorded loss on lease abandonment charges of $16.1 million related to the acceleration of amortization of the right of use asset associated with this lease, and $9.1 million related to the acceleration of depreciation of the leasehold improvements associated with this lease. As of September 30, 2025, the Company's condensed consolidated balance sheet included $1.7 million of operating lease liabilities and $21.6 million of long-term operating lease liabilities related to this lease.

In addition, during the quarter ended September 30, 2025, the Company abandoned five additional leased facilities, with impacted employees transitioning to remote work. See more details under "Restructuring" below.

Restructuring

During the quarter ended September 30, 2025, the Company's management began to implement an ongoing organization design plan (the "Plan") intended to support revenue growth and reduce expenses, primarily in the Company’s media operations.

Key components of the Plan that were implemented during the third quarter include:

•
a reduction of 39 employees, representing approximately 5% of the Company's media segment workforce, primarily in back-office roles, across various departments including news, engineering, traffic and accounting. These actions resulted in severance charges of approximately $0.7 million during the quarter ended September 30, 2025;

•
the abandonment of five leased facilities, with impacted employees transitioning to remote work. The associated ROU assets, with a total carrying value of approximately $2.4 million, were expensed during the quarter ended September 30, 2025; and
•
the shutdown of certain legacy international operations within the advertising technology & services segment, resulting in contract termination costs of approximately $0.1 million during the quarter ended September 30, 2025.

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. As a result of the implementation of the Plan and the actions described above, the Company recorded total charges of $3.2 million during the third quarter of 2025, which are included within Restructuring costs in the Company's Condensed Consolidated Statements of Operations. As of September 30, 2025 the Company had a remaining restructuring liability of $0.8 million which is included within Accounts payable and accrued expenses in the Company's Condensed Consolidated Balance Sheets.

The following table rolls forward the activity in the restructuring liability:

(in thousands)
Beginning balance at December 31, 2024	$-
Additional restructuring and related costs	3,188
Non-cash charge (included above)	(2,352)
Cash payments	(37)
Ending balance September 30, 2025	$799

The Company expects to incur additional charges associated with the Plan over the next two quarters; however, it is unable to reasonably estimate the amount of such future charges as of September 30, 2025.

Credit Facility

On 2023 Closing Date, the Company entered into the Credit Facility, pursuant to the Original 2023 Credit Agreement, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders” and individually each a “Lender”). The Original 2023 Credit Agreement amended, restated and replaced in its entirety the Company's previous credit agreement. The Original 2023 Credit Agreement was amended on July 15, 2025, effective as of June 30, 2025, with respect to certain financial covenants and certain other provisions of the Credit Facility as discussed further below.

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

The Company’s borrowings under the Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the Amended 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio or (ii) the Base Rate (as defined in the Amended 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

As of September 30, 2025, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 7.26%.

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

On July 15, 2025, the Company and its lenders amended the Original 2023 Credit Agreement. The Amended 2023 Credit Agreement, among other things:

1. increases the quarterly amortization to $5.0 million, from $2.5 million in the Original 2023 Credit Agreement;

2. reduces the aggregate revolving commitments to $30.0 million, from $75.0 million in the Original 2023 Credit Agreement;

3. increases the maximum permitted Total Net Leverage Ratio (as defined in the Amended 2023 Credit Agreement) to 4.0 to 1.0, from 3.25 to 1.0 in the Original 2023 Credit Agreement;

4. calculates leverage ratios based on an annualized average consolidated EBITDA for the eight most recently completed fiscal quarters and increases cash netting to $60.0 million, from $50.0 million in the Original 2023 Credit Agreement; and

5. reduces the minimum permitted Interest Coverage Ratio (as defined in the Amended 2023 Credit Agreement) to 2.0 to 1.0, from 3.0 to 1.0 in the Original Credit Agreement.

The Company agreed to pay the lenders consenting to the Amended 2023 Credit Agreement a fee equal to 0.05% of the amount of outstanding loans and commitments held by such lenders under the Original 2023 Credit Agreement, which amount has been paid.

The Company incurred additional debt issuance costs of $0.3 million associated with entering into the Amended 2023 Credit Agreement. The debt issuance costs are amortized on an effective interest basis over the term of the Credit Facility, and are included in interest expense in the Company's Consolidated Statements of Operations.

The covenants of the Amended 2023 Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Amended 2023 Credit Agreement requires compliance with financial covenants related to total net leverage ratio, not to exceed 4.00 to 1.00, and interest coverage ratio with a minimum permitted ratio of 2.00 to 1.00 (calculated as set forth in the Amended 2023 Credit Agreement). As of September 30, 2025, the Company believes that it is in compliance with all covenants in the Amended 2023 Credit Agreement.

The Amended 2023 Credit Agreement also includes customary events of default, as well as the following events of default, that are specific to the Company:

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

The Amended 2023 Credit Agreement further includes customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the Amended 2023 Credit Agreement.

There is a security agreement in effect with respect to the Credit Facility.

The carrying amount of the Term Loan A Facility as of September 30, 2025 approximated its fair value and was $161.8 million, net of $0.7 million of unamortized debt issuance costs and original issue discount.

Due to the prepayments of the Credit Facility and due to the Company entering into the Amended 2023 Credit Agreement, for the three- and nine-month periods ended September 30, 2025, the Company recorded a loss on debt extinguishment of $0.2 million. For the nine-month period ended September 30, 2024, the Company recorded a loss on debt extinguishment of $0.1 million.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company has bank deposits in excess of Federal Deposit Insurance Corporation insurance limits. As of September 30, 2025, the majority of all U.S. deposits are maintained in two financial institutions. The Company has not experienced any losses in such accounts and believes that it is not currently exposed to significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all or substantially all of the bank deposits held in banks outside the United States are not insured.

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

No single advertiser represented more than 5% of the Company's total trade receivables as of September 30, 2025 and December 31, 2024, respectively.

Revenue from the largest advertiser represented 9% of the Company's total revenue for the three-month period ended September 30, 2025. This advertiser pays on a current basis and management does not believe that this concentration of credit represents a significant risk to the Company. No other advertiser represented more than 5% of the Company's total revenue.

No advertiser represented more than 5% of the Company's total revenue for the nine-month period ended September 30, 2025.

No advertiser represented more than 5% of the Company's total revenue for the three- and nine-month period ended September 30, 2024.

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

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge that aggregated $0.5 million and $0.2 million for the three-month periods ended September 30, 2025 and 2024, respectively, and $1.0 million and $0.8 million for the nine-month periods ended September 30, 2025 and 2024. The net charge off of bad debts aggregated $0.8 million and $0.1 million for the three-month periods ended September 30, 2025 and 2024, respectively, and $1.3 million and $0.3 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the condensed consolidated balance sheets (in millions):

	September 30, 2025
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$0.3	$0.3	—	—
Corporate bonds and notes	$4.7	—	$4.7	—

Nonrecurring fair value measurements:
Assets held for sale	$3.0	—	$3.0	—	$(29.2)

	December 31, 2024
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Corporate bonds and notes	$4.7	—	$4.7	—

Nonrecurring fair value measurements:
FCC licenses	$93.5	—	—	$93.5	$(17.9)

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

As of September 30, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities (in thousands):

	Corporate Bonds and Notes
	Amortized Cost	Unrealized gains (losses)
Due within a year	$582	$2
Due after one year	4,064	35
Total	$4,646	$37

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of September 30, 2025 and December 31, 2024, the Company determined that a credit loss allowance is not required.

Included in interest income for each of the three-month periods ended September 30, 2025 and 2024 was interest income related to the Company’s available for sale securities of $0.1 million. Included in interest income for the nine-month periods ended September 30, 2025 and 2024 was interest income related to the Company’s available for sale securities of $0.2 million and $0.3 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2024	$(1,249)	$448	$(801)
Other comprehensive income (loss)	-	9	9
Income tax (expense) benefit	-	(2)	(2)
Amounts reclassified from AOCI	-	(1)	(1)
Other comprehensive income (loss), net of tax	-	6	6
Accumulated other comprehensive income (loss) as of March 31, 2025	(1,249)	454	(795)
Other comprehensive income (loss)	-	49	49
Income tax (expense) benefit	-	(12)	(12)
Amounts reclassified from AOCI	-	(4)	(4)
Other comprehensive income (loss), net of tax	-	33	33
Accumulated other comprehensive income (loss) as of June 30, 2025	(1,249)	487	(762)
Other comprehensive income (loss)	-	4	4
Income tax (expense) benefit	-	(1)	(1)
Amounts reclassified from AOCI	-	(1)	(1)
Income tax (expense) benefit	-	-	-
Other comprehensive income (loss), net of tax	-	2	2
Accumulated other comprehensive income (loss) as of September 30, 2025	$(1,249)	$489	$(760)

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

Digital Advertising. Revenue related to digital advertising, in both our media and advertising technology & services segments, is recognized when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. The Company has concluded that it is the principal in the transaction and therefore recognizes revenue on a gross basis, because (i) the Company is responsible for fulfillment of the contract, including customer support, resolving customer complaints, and accepting responsibility for the quality or suitability of the product or service; (ii) the Company has pricing discretion over the transaction; and (iii) the Company carries inventory risk for all inventory purchased regardless of whether the Company is able to collect on a transaction.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Digital advertising	$85,200	$45,871	$205,248	$125,161
Broadcast advertising	25,496	39,998	76,237	97,692
Spectrum usage rights	1,308	1,707	4,875	5,092
Retransmission consent	7,380	8,031	23,164	26,011
Other	1,246	1,549	3,692	4,030
Total revenue	$120,630	$97,156	$313,216	$257,986

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

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Local direct	$4,712	$5,042	$14,401	$15,186
Local agency	11,820	13,387	34,360	39,414
National agency	8,964	21,569	27,476	43,092
Total revenue	$25,496	$39,998	$76,237	$97,692

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
United States	$68,694	$73,939	$191,863	$192,207
Rest of the World (1)	51,936	23,217	121,353	65,779
Total revenue	$120,630	$97,156	$313,216	$257,986
(1)
Primarily Europe

Deferred Revenue

(in thousands)	December 31, 2024	Increase	Decrease	September 30, 2025
Deferred revenue	$1,801	2,379	(1,801)	$2,379

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

The following table summarizes the expected future payments related to lease liabilities as of September 30, 2025:

(in thousands)
Remainder of 2025	$2,608
2026	9,550
2027	7,477
2028	6,554
2029	6,099
Thereafter	24,371
Total minimum payments	$56,659
Less amounts representing interest	(10,223)
Present value of minimum lease payments	46,436
Less current operating lease liabilities	(7,494)
Long-term operating lease liabilities	$38,942

The Company’s existing leases have remaining terms of less than one year up to 25 years. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of September 30, 2025 were 8.5 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2024 were 8.4 years and 6.3%, respectively.

The Company’s corporate headquarters and main operational offices for its audio operations are currently located in Burbank, California. The Company's corporate headquarters and main operational offices for its audio operations were previously located in Santa Monica, California. The Company occupied approximately 38,000 square feet of space in the building housing its previous corporate headquarters under a lease, as amended, that was scheduled to expire on January 31, 2034. The Company's management decided to vacate the facility in February 2025 and cease making further lease payments. As a result, during the first quarter of 2025 the Company recorded a loss on lease abandonment charges of $16.1 million related to the right of use asset associated with this lease, and $9.1 million related to leasehold improvements associated with this lease. As of September 30, 2025, the Company's condensed consolidated balance sheet included $1.7 million of operating lease liabilities and $21.6 million of long-term operating lease liabilities related to this lease.

The following table summarizes lease payments and supplemental non-cash disclosures:

Nine-Month Period Ended September 30,
(in thousands)	2025	2024
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$6,389	$7,939
Non-cash additions to operating lease assets	$712	$4,192

The following table summarizes the components of lease expense:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$1,930	$2,526	$6,246	$7,234
Variable lease cost	319	195	535	878
Short-term lease cost	497	313	1,366	797
Total lease cost	$2,746	$3,034	$8,147	$8,909

For the three-month period ended September 30, 2025, lease cost of $1.4 million, $1.2 million and $0.1 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the nine-month period ended September 30, 2025, lease cost of $4.3 million, $3.5 million and $0.3 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

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

As discussed above, in February 2025 the Company's management decided to vacate its previous corporate headquarters in Santa Monica, California and cease making further payments under the lease, as amended, which lease was scheduled to expire June 30, 2034. On April 18, 2025, the landlord notified the Company that the landlord was terminating the lease pursuant to its terms. On or about July 22, 2025, the Company’s now former landlord commenced litigation against the Company in Los Angeles County Superior Court. The plaintiff alleges the Company breached its lease and the plaintiff seeks at least $31,450,000 in damages. The plaintiff filed an amended complaint on or about August 26, 2025 and the Company filed an answer on or about September 25, 2025, denying the plaintiff's allegations. The litigation is in an early phase during which the Company is continuing to evaluate the plaintiff’s allegations and determine how the Company will proceed. The Company is currently unable to estimate the actual costs and other expenses or charges that may be incurred by the Company as a result of the lease termination.

Additionally, as noted in Note 2, as a result of beginning to implement the Plan during the third quarter of 2025, the Company abandoned five leased facilities. These leases had a total combined ROU assets of approximately $2.4 million that were expensed. The expenses are included within Restructuring costs in the Company's Condensed Consolidated Statements of Operations.

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

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 43% and 24% of its revenue from continuing operations outside the United States during the three-month periods ended September 30, 2025 and 2024, respectively. The Company generated 39% and 25% of its revenue from continuing operations outside the United States during the nine-month periods ended September 30, 2025 and 2024, respectively (see Note 5).

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Net revenue
Media	$44,505	$59,802	(26)%	$130,895	$154,801	(15)%
Advertising Technology & Services	76,125	37,354	104%	182,321	103,185	77%
Consolidated	120,630	97,156	24%	313,216	257,986	21%

Cost of revenue
Media	5,015	4,881	3%	12,932	11,888	9%
Advertising Technology & Services	45,971	21,920	110%	109,536	61,995	77%
Consolidated	50,986	26,801	90%	122,468	73,883	66%

Direct operating expenses
Media	28,596	29,193	(2)%	81,941	82,405	(1)%
Advertising Technology & Services	12,651	6,424	97%	32,520	16,769	94%
Consolidated	41,247	35,617	16%	114,461	99,174	15%

Selling, general and administrative expenses
Media	11,598	10,860	7%	33,409	30,600	9%
Advertising Technology & Services	7,430	6,252	19%	17,578	15,209	16%
Consolidated	19,028	17,112	11%	50,987	45,809	11%

Depreciation and amortization
Media	2,808	3,165	(11)%	8,385	9,756	(14)%
Advertising Technology & Services	322	717	(55)%	1,249	3,293	(62)%
Consolidated	3,130	3,882	(19)%	9,634	13,049	(26)%

Segment operating profit (loss)
Media	(3,512)	11,703	*	(5,772)	20,152	*
Advertising Technology & Services	9,751	2,041	378%	21,438	5,919	262%
Consolidated	6,239	13,744	(55)%	15,666	26,071	(40)%

Corporate expenses	6,340	6,930	(9)%	20,503	29,989	(32)%
Change in fair value of contingent consideration	-	(650)	(100)%	-	(630)	(100)%
Impairment charge	5,705	-	*	29,378	-	*
Loss on lease abandonment	-	-	*	25,191	-	*
Restructuring costs	3,188	-	*	3,188	-	*
Foreign currency (gain) loss	92	(121)	*	110	120	(8)%
Operating income (loss)	(9,086)	7,585	*	(62,704)	(3,408)	1,740%

Interest expense	$(3,803)	$(4,087)	(7)%	$(11,503)	$(12,648)	(9)%
Interest income	574	646	(11)%	1,798	1,801	(0)%
Dividend income	1	-	*	2	10	(80)%
Realized gain (loss) on marketable securities	2	(1)	*	6	(110)	*
Gain (loss) on debt extinguishment	(176)	-	*	(214)	(91)	135%
Income (loss) before income taxes	(12,488)	4,143	*	(72,615)	(14,446)	403%

Capital expenditures
Media	$1,154	$1,020		$5,484	$4,546
Advertising Technology & Services	33	31		87	298
Consolidated	$1,187	$1,051		$5,571	$4,844

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

The Company concluded that the assets of the EGP business met the criteria for classification as held for sale. Additionally, the Company determined that the disposal, which was initiated and completed during the second quarter of 2024, represented a strategic shift that had a major effect on the Company's operations and financial results. As such, the results of the Company's former EGP business are presented as discontinued operations in the Consolidated Statements of Operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. There were no remaining assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2024 and September 30, 2025.

The following table summarizes the results of discontinued operations, net of tax (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net Revenue	$-	$-	$-	$378,868
Expenses:
Cost of revenue	-	-	-	341,503
Direct operating expenses	-	-	-	6,654
Selling, general and administrative expenses	-	1,139	28	24,248
Depreciation and amortization	-	-	-	3,958
Change in fair value of contingent consideration	-	-	-	(12,568)
Impairment charge	-	-	-	49,438
Foreign currency (gain) loss	-	-	-	2,488
Other operating (gain) loss	-	125	-	45,139
Operating income (loss)	-	(1,264)	(28)	(81,992)
Interest expense	-	-	-	(219)
Interest income	-	-	-	731
Income (loss) from discontinued operations before income taxes	-	(1,264)	(28)	(81,480)
Income tax benefit (expense)	-	125	-	770
Net income (loss) from discontinued operations before noncontrolling interests in discontinued operations	-	(1,139)	(28)	(80,710)
Net (income) loss attributable to redeemable noncontrolling interest	-	-	-	2,779
Net income (loss) from discontinued operations, net of tax	$-	$(1,139)	$(28)	$(77,931)

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

For the three- and nine-months periods ended September 30, 2024, there was a tax expense and tax benefit, respectively, in discontinued operations as a result of the (i) tax effect of a pre-tax loss, (ii) benefit related to disposal, and (iii) permanent items and state taxes related to the Disposition.

As a result of the EGP disposition during the second quarter of 2024, the Company was required to repay $4.9 million of the outstanding principal under the Credit Facility, which represented approximately 2.5% of the total outstanding principal under the Credit Facility. The prepayment, which was made in June 2024, resulted in a de minimis amount of loss on debt extinguishment that was attributed to the discontinued operation. All historical interest expense associated with this prepayment was allocated to the discontinued operation.

The goodwill was allocated between the discontinued operations and the continuing operations based on the relative fair value of the components representing a business. Goodwill is not allocated to a portion of a reporting unit that does not meet the definition of a business.

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Nine-Month Period
	Ended September 30,
	2025	2024
Depreciation and amortization	$-	$3,958
Impairment charge	$-	$49,438
Loss (gain) on the sale of assets/businesses	$-	$45,139
Change in fair value of contingent consideration	$-	$(12,568)
Non-cash stock-based compensation	$-	$(544)
Purchases of property and equipment	$-	$81

8. SUBSEQUENT EVENTS

On October 1, 2025, the Company entered into a consulting agreement with Brad Bender, who currently serves as a member of the Company’s Board of Directors. Mr. Bender has more than 25 years of experience in digital technologies and advertising. Mr. Bender will provide consulting services, as an independent contractor, to the Company’s advertising technology & services segment on an as-needed basis. For such services, the Company will (i) pay Mr. Bender $20,000 per month for each month of the term of the agreement, which is for an initial term of one year, subject to automatic one-year renewals unless terminated pursuant to the terms of the agreement; and (ii) reimburse Mr. Bender for expenses incurred by him at the request of the Company upon advance approval. The agreement contains other provisions that are standard for an agreement of this type, including, among other things, provisions regarding confidentiality, liability and indemnification.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own and operate one of the largest groups of Spanish language television and radio stations in the United States. Our mission is to serve our Latino audience as a trusted provider of useful news, information and entertainment and to serve our advertisers by providing multi-channel marketing capabilities to engage our audience. We also own and operate a smaller group of television stations that broadcast English language programming. In addition, we have operations that provide programmatic advertising technology and services.

We have organized our operations into two reportable segments. Our media segment includes our television, radio and digital marketing operations. Our advertising technology & services segment provides programmatic advertising and technology services through Smadex, our demand-side programmatic advertising purchasing platform, and Adwake, our performance-based media advertising agency.

In 2024, we discontinued and divested a significant portion of our operations, which consisted primarily of several acquisitions that had been completed prior to 2024, and which operations comprised the majority of our former digital segment.

Our net revenue for the three-months period ended September 30, 2025 was $120.6 million. Of this amount, revenue generated by our media segment accounted for approximately 37%, and revenue generated by our advertising technology & services segment accounted for approximately 63% of total revenue.

Highlights

During the third quarter of 2025, our revenue grew by double digits, driven primarily by revenue growth of 104% in our advertising technology & services segment, partially offset by a decrease in revenue in our media segment compared to the comparable period of 2024. In addition, during the third quarter of 2025:

•
we amended our 2023 Credit Agreement to provide more financial flexibility and accelerate debt reduction.
•
we continued to reduce our debt by making a scheduled amortization payment of $5 million under our Credit Facility.
•
management began to implement an ongoing organization design plan (the "Plan") to support revenue growth and reduce expenses, primarily in our media operations. As management continues to implement the Plan, and evaluate its early results, further changes may be made if management believes that is appropriate. For more details see Note 2 to Notes to Condensed Consolidated Financial Statements.

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

Three- and Nine-Month Periods Ended September 30, 2025 and 2024

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Statements of Operations Data:
Net Revenue	$120,630	$97,156	24%	$313,216	$257,986	21%

Cost of revenue	50,986	26,801	90%	122,468	73,883	66%
Direct operating expenses	41,247	35,617	16%	114,461	99,174	15%
Selling, general and administrative expenses	19,028	17,112	11%	50,987	45,809	11%
Corporate expenses	6,340	6,930	(9)%	20,503	29,989	(32)%
Depreciation and amortization	3,130	3,882	(19)%	9,634	13,049	(26)%
Change in fair value of contingent consideration	-	(650)	(100)%	-	(630)	(100)%
Impairment charge	5,705	-	*	29,378	-	*
Loss on lease abandonment	-	-	*	25,191	-	*
Restructuring costs	3,188	-	*	3,188	-	*
Foreign currency (gain) loss	92	(121)	*	110	120	(8)%
Total expenses	129,716	89,571	45%	375,920	261,394	44%
Operating income (loss)	(9,086)	7,585	*	(62,704)	(3,408)	1740%
Interest expense	(3,803)	(4,087)	(7)%	(11,503)	(12,648)	(9)%
Interest income	574	646	(11)%	1,798	1,801	(0)%
Dividend income	1	-	*	2	10	(80)%
Realized gain (loss) on marketable securities	2	(1)	*	6	(110)	*
Loss on debt extinguishment	(176)	-	*	(214)	(91)	135%
Income before income (loss) taxes	(12,488)	4,143	*	(72,615)	(14,446)	403%
Income tax benefit (expense)	2,829	(14,984)	*	11,681	(173)	*
Net income (loss) from continuing operations	(9,659)	(10,841)	(11)%	(60,934)	(14,619)	317%
Net income (loss) from discontinued operations, net of tax	-	(1,139)	(100)%	(28)	(77,931)	(100)%
Net income (loss) attributable to common stockholders	$(9,659)	$(11,980)	(19)%	$(60,962)	$(92,550)	(34)%

Other Data:
Capital expenditures	$1,187	$1,051		5,571	4,844
Net cash provided by (used in) operating activities				861	61,922
Net cash provided by (used in) investing activities				(5,940)	(28,127)
Net cash provided by (used in) financing activities				(29,071)	(49,261)

Consolidated Operations

Net Revenue. Net revenue increased to $120.6 million for the three-month period ended September 30, 2025 from $97.2 million for the three-month period ended September 30, 2024. This increase was primarily due to an increase of $38.8 million in net revenue from our advertising technology & services segment, partially offset by a decrease of $15.3 million in net revenue from our media segment.

Net revenue increased to $313.2 million for the nine-month period ended September 30, 2025 from $258.0 million for the nine-month period ended September 30, 2024. This increase was primarily due to an increase of $79.1 million in net revenue from our advertising technology & services segment, partially offset by a decrease of $23.9 million in net revenue from our media segment.

Cost of revenue. Cost of revenue increased to $51.0 million for the three-month period ended September 30, 2025 from $26.8 million for the three-month period ended September 30, 2024. This increase was primarily due to an increase of $0.1 million in cost of revenue from our media segment, and an increase of $24.1 million in cost of revenue from our advertising technology & services segment.

Cost of revenue increased to $122.5 million for the nine-month period ended September 30, 2025 from $73.9 million for the nine-month period ended September 30, 2024. This increase was primarily due to an increase of $1.0 million in cost of revenue from our media segment, and an increase of $47.5 million in cost of revenue from our advertising technology & services segment.

Effective July 1, 2024, with the realignment of our operations and reassignment of certain responsibilities, certain costs that were previously included as corporate expenses, primarily salaries, are now included in direct operating expenses and in selling, general and administrative expenses.

Direct Operating Expenses. Direct operating expenses increased to $41.2 million for the three-month period ended September 30, 2025 from $35.6 million for the three-month period ended September 30, 2024. This increase was primarily due to an increase of $6.2 million in direct operating expenses in our advertising technology & services segment, partially offset by a decrease of $0.6 million in direct operating expenses in our media segment.

Direct operating expenses increased to $114.5 million for the nine-month period ended September 30, 2025 from $99.2 million for the nine-month period ended September 30, 2024. This increase was primarily due to an increase of $15.8 million in direct operating expenses in our advertising technology & services segment, partially offset by a decrease of $0.5 million in direct operating expenses in our media segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $19.0 million for the three-month period ended September 30, 2025, from $17.1 million for the three-month period ended September 30, 2024. This increase was primarily due to an increase of $0.7 million in selling, general and administrative expenses in our media segment, and an increase of $1.2 million in selling, general and administrative expenses in our advertising technology & services segment.

Selling, general and administrative expenses increased to $51.0 million for the nine-month period ended September 30, 2025, from $45.8 million for the nine-month period ended September 30, 2024. This increase was primarily due to an increase of $2.8 million in selling, general and administrative expenses in our media segment, and an increase of $2.4 million in selling, general and administrative expenses in our advertising technology & services segment.

Corporate Expenses. Corporate expenses decreased to $6.3 million for the three-month period ended September 30, 2025 from $6.9 million for the three-month period ended September 30, 2024. This decrease was primarily due to a decrease of $0.3 million in audit fees, and a decrease of $0.3 million in rent expense.

Corporate expenses decreased to $20.5 million for the nine-month period ended September 30, 2025 from $30.0 million for the nine-month period ended September 30, 2024. This decrease was primarily due to a decrease of $2.6 million in salaries, including a reduction in the base salary and cash bonus components of our three most senior executives' compensation, a decrease of $3.0 million in non-cash stock-based compensation, a decrease of $1.1 million in severance expense, a decrease of $0.9 million in audit fees, a decrease of $0.6 million in rent expense, a decrease of $1.5 million in corporate expenses due to the realignment of our operations as noted above, and other items which were individually immaterial.

Depreciation and amortization. Depreciation and amortization decreased to $3.1 million for the three-month period ended September 30, 2025 compared to $3.9 million for the three-month period ended September 30, 2024, primarily due to fully depreciated assets and fully amortized intangible assets.

Depreciation and amortization decreased to $9.6 million for the nine-month period ended September 30, 2025 compared to $13.0 million for the nine-month period ended September 30, 2024, primarily due to fully depreciated assets and fully amortized intangible assets.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration, primarily related to earnouts of certain past acquisitions, we recognized income of $0.7 million and $0.6 million for the three- and nine-month periods ended September 30, 2024, respectively.

Impairment. We recorded an impairment charge of $5.7 million for the nine-month period ended September 30, 2025, primarily related to assets held for sale.

We recorded an impairment charge of $29.4 million for the nine-month period ended September 30, 2025, primarily related to assets held for sale. See Note 2 to Notes to Condensed Consolidated Financial Statements.

Loss on lease abandonment. During the first quarter of 2025, we incurred a loss on lease abandonment of $25.2 million related to our previous Santa Monica lease. See Note 2 to Notes to Condensed Consolidated Financial Statements.

Restructuring costs. During the third quarter of 2025 our management began to implement the Plan, intended to support revenue growth and reduce expenses, primarily in our media operations. As a result, we recorded $3.2 million in restructuring costs for the three- and nine-month periods ended September 30, 2025. See Note 2 to Notes to Condensed Consolidated Financial Statements.

Foreign currency (gain) loss. Foreign currency gains and losses are primarily due to currency fluctuations that affect our operations located outside the United States.

We had a foreign currency loss of $0.1 million for the three-month period ended September 30, 2025 compared to a foreign currency gain of $0.1 million for the three-month period ended September 30, 2024.

We had a foreign currency loss of $0.1 million for each of the nine-month periods ended September 30, 2025 and 2024.

Interest Expense, net. Interest expense, net decreased to $3.2 million for the three-month period ended September 30, 2025 from $3.4 million for three-month period ended September 30, 2024. This decrease was primarily due to lower interest rate on our debt and a lower principal balance due to prepayments on our Credit Facility totaling $20.0 million, which were made in the first half of 2024, and a prepayment of $10.0 million which was made in the second quarter of 2025.

Interest expense, net decreased to $9.7 million for the nine-month period ended September 30, 2025 from $10.8 million for nine-month period ended September 30, 2024. This decrease was primarily due to lower interest rate on our debt and a lower principal balance due to prepayments totaling $20 million, which were made in the first half of 2024, and a prepayment of $10 million which was made in the second quarter of 2025.

Realized gain (loss) on marketable securities. For each of the three-month periods ended September 30, 2025 and 2024 we recorded a de minimis amount of realized gain and loss, respectively, related to our available for sale securities.

For the nine-month period ended September 30, 2025 we recorded a de minimis amount of realized gain, related to our available for sale securities. For the nine-month period ended September 30, 2024 we recorded $0.1 million of realized loss, related to our available for sale securities.

Gain (loss) on debt extinguishment. We recorded a loss on debt extinguishment of $0.2 million for each of the three-and nine-month periods ended September 30, 2025 due to a prepayment of $10.0 million of our Credit Facility made in the second quarter of 2025 and the amendment of our Credit Agreement in the third quarter of 2025.

We recorded a loss on debt extinguishment of $0.1 million for the nine-month period ended September 30, 2024 due to prepayments totaling $20.0 million of our Credit Facility.

Income Tax Expense or Benefit. Income tax benefit for the three-month period ended September 30, 2025 was $2.8 million. The effective tax rate for the three-month period ended September 30, 2025 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, share-based compensation from foreign employees, Global Intangible Low-Taxed Income, and transaction costs. Income tax expense for the three-month period ended September 30, 2024 was $15.0 million. The effective tax rate for the three-month period ended September 30, 2024 was different from our statutory rate due to foreign and state taxes, change in valuation allowances on deferred tax assets, non-deductible executive compensation, changes in the fair value of the contingent consideration liability, goodwill impairment, and non-taxable non-territorial income.

Income tax benefit for the nine-month period ended September 30, 2025 was $11.7 million. The effective tax rate for the nine-month period ended September 30, 2025 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, share-based compensation from foreign employees, and transaction costs. Income tax expense for the nine-month period ended September 30, 2024 was $0.2 million. The effective tax rate for the nine-month period ended September 30, 2024 was different from our statutory rate due to foreign and state taxes, change in valuation allowances on deferred tax assets, non-deductible executive compensation, changes in the fair value of the contingent consideration liability, goodwill impairment, and non-taxable non-territorial income.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of certain of our digital operations, certain U.S. Foreign Tax Credit carryovers and certain states deferred tax assets. As a result of historical losses from our digital operations primarily in Uruguay, Mexico and Argentina, certain U.S. Foreign Tax Credit carryovers, and capital loss, management has determined that it is more likely than not that deferred tax assets of $18.2 million at September 30, 2025 will not be realized and therefore we have established a valuation allowance in that amount on those assets.

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

The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA introduced certain changes to the U.S. tax code. We recognized the tax effects of the OBBBA in the third quarter of 2025. We determined that the OBBBA does not have a material impact on our business and financial condition, and therefore, no material discrete tax adjustment was recorded in the third quarter of 2025. In addition, the impact of the OBBBA did not result in a material change to the Company’s annual effective tax rate for 2025.

As of September 30, 2025 and December 31, 2024, we had unrecognized tax benefits of $25.3 million and $17.3 million. We will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

Media

Net Revenue. Net revenue in our media segment decreased to $44.5 million for the three-month period ended September 30, 2025 from $59.8 million for the three-month period ended September 30, 2024. This decrease was primarily due to a decrease of $14.5 million in broadcast advertising revenue, a decrease of $0.6 million in retransmission consent revenue, a decrease of $0.4 million in spectrum usage rights revenue, and a decrease of $0.3 million in other revenue, partially offset by an increase of $0.6 million in digital advertising revenue.

Net revenue in our media segment decreased to $130.9 million for the nine-month period ended September 30, 2025 from $154.8 million for the nine-month period ended September 30, 2024. This decrease was primarily due to a decrease of $21.5 million in broadcast advertising revenue, a decrease of $2.8 million in retransmission consent revenue, a decrease of $0.2 million in spectrum usage rights revenue, and a decrease of $0.3 million in other revenue, partially offset by an increase of $1.0 million in digital advertising revenue.

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

We earn retransmission consent revenue on a paid subscriber basis. We are aware of a dispute between Alphabet and TelevisaUnivision regarding the decision by Alphabet to cease carrying Univision- and UniMás-affiliated television stations as part of the primary “bundle” on YouTube TV, which is owned by Alphabet. We derive retransmission consent revenue from this carriage, which could be adversely affected if Alphabet were not to restore TelevisaUnivision to the YouTube TV primary “bundle”.

Cost of revenue. Cost of revenue in our media segment increased to $5.0 million for the three-month period ended September 30, 2025 from $4.9 million for the three-month period ended September 30, 2024, primarily due to the increase in digital advertising revenue.

Cost of revenue in our media segment increased to $12.9 million for the nine-month period ended September 30, 2025 from $11.9 million for the nine-month period ended September 30, 2024, primarily due to the increase in digital advertising revenue and a decrease in gross margins.

Direct Operating Expenses. Direct operating expenses in our media segment decreased to $28.6 million for the three-month period ended September 30, 2025 from $29.2 million for the three-month period ended September 30, 2024, primarily due to a decrease of $1.4 million in expenses associated with the decrease in revenue and a decrease of $1.0 million in non-cash stock-based compensation, partially offset by an increase of $1.6 million in music license fees and other items which were individually immaterial.

Direct operating expenses in our media segment decreased to $81.9 million for the nine-month period ended September 30, 2025 from $82.4 million for the nine-month period ended September 30, 2024, primarily due to a decrease of $1.5 million in expenses associated with the decrease in revenue and a decrease of $1.1 million in non-cash stock-based compensation, partially offset by an increase of $1.0 million in salaries and other employee benefits, an increase of $0.2 million in expenses due to the realignment of our operations as noted above, and an increase of $0.8 million in other items which were individually immaterial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our media segment increased to $11.6 million for the three-month period ended September 30, 2025 from $10.9 million for the three-month period ended September 30, 2024, primarily due to an increase of $0.7 million in salaries and other employee benefits.

Selling, general and administrative expenses in our media segment increased to $33.4 million for the nine-month period ended September 30, 2025 from $30.6 million for the nine-month period ended September 30, 2024, primarily due to an increase of $1.7 million in salaries and other employee benefits, and an increase of $1.3 million in expenses due to the realignment of our operations as noted above. The increase was offset by a decrease of $0.3 million in bad debt expense.

Advertising Technology & Services

Net Revenue. Net revenue in our advertising technology & services segment increased to $76.1 million for the three-month period ended September 30, 2025 from $37.4 million for the three-month period ended September 30, 2024. The increase was primarily due to an increase in advertising revenue from Smadex, including a large new customer that was acquired recently; investments in the AI capabilities of our platform; and increased sales capacity, which enabled increased monthly active advertisers and revenue per monthly active advertiser.

Net revenue in our advertising technology & services segment increased to $182.3 million for the nine-month period ended September 30, 2025 from $103.2 million for the nine-month period ended September 30, 2024. The increase was primarily due to increase in advertising revenue from Smadex, including a large new customer that was acquired recently; investments in the AI capabilities of our platform; and increased sales capacity, which enabled increased monthly active advertisers and revenue per monthly active advertiser, and increase in advertising revenue from Adwake.

Cost of revenue. Cost of revenue in our advertising technology & services segment increased to $46.0 million for the three-month period ended September 30, 2025 from $21.9 million for the three-month period ended September 30, 2024, primarily due to costs associated with the increase in digital advertising revenue.

Cost of revenue in our advertising technology & services segment increased to $109.5 million for the nine-month period ended September 30, 2025 from $62.0 million for the nine-month period ended September 30, 2024, primarily due to costs associated with the increase in digital advertising revenue.

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

Direct operating expenses. Direct operating expenses in our advertising technology & services segment increased to $12.7 million for the three-month period ended September 30, 2025 from $6.4 million for the three-month period ended September 30, 2024, primarily due to an increase of $6.8 million in cloud infrastructure expenses, partially offset by a decrease of $0.6 million in salaries and bonus expense.

Direct operating expenses in our advertising technology & services segment increased to $32.5 million for the nine-month period ended September 30, 2025 from $16.8 million for the nine-month period ended September 30, 2024, primarily due to an increase of $12.0 million in cloud infrastructure expenses and an increase of $3.7 million in salaries and bonus expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our advertising technology & services segment increased to $7.4 million for the three-month period ended September 30, 2025, from $6.3 million for the three-month period ended September 30, 2024, primarily due to an increase of $0.9 million in salaries and an increase of $0.3 million in bad debt expense.

Selling, general and administrative expenses in our advertising technology & services segment increased to $17.6 million for the nine-month period ended September 30, 2025, from $15.2 million for the nine-month period ended September 30, 2024, primarily due to salaries expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net loss attributable to common stockholders of $148.9 million and $15.4 million for the years ended December 31, 2024 and 2023, respectively, and net income attributable to common stockholders of $18.1 million for the year ended December 31, 2022. We had positive cash flow from operations of $74.7 million, $75.2 million and $78.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. We had positive cash flow from operations of $0.9 million for the nine-month period ended September 30, 2025. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is capable of meeting our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $61.8 million, and available for sale marketable securities in the additional amount of $4.7 million, as of September 30, 2025. Our liquidity is not materially affected by the amounts held in accounts outside the United States.

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

Credit Facility

On March 17, 2023, we entered into the Credit Facility, pursuant to the Original 2023 Credit Agreement, by and among us, Bank of America, N.A., as Administrative Agent, and the Lenders. The Original 2023 Credit Agreement amended, restated and replaced in its entirety our previous credit agreement. The Original 2023 Credit Agreement was amended on July 15, 2025, effective as of June 30, 2025, with respect to certain financial covenants and certain other provisions of the Credit Facility.

In March 2024, we made a prepayment of $10.0 million under the Credit Facility.

In June 2024, we made an additional prepayment of $10.0 million under the Credit Facility, of which $4.9 million was a mandatory prepayment as a result of the EGP disposition.

In June 2025, we made an additional prepayment of $10.0 million under the Credit Facility.

On July 15, 2025, our lenders and we entered into the Amended 2023 Credit Agreement.

For more information, see Note 2 to Notes to Condensed Consolidated Financial Statements.

Cash Flow

Net cash flow provided by operating activities was $0.9 million for the nine-month period ended September 30, 2025, compared to net cash flow provided by operating activities of $61.9 million for the nine-month period ended September 30, 2024. The decrease in cash flow from operating activities was primarily due to a decrease in net changes in our working capital of positive $0.6 million for the nine-month period ended September 30, 2025 compared to positive $49.1 million for the nine-month period ended September 30, 2024. The net changes in working capital were primarily due to the timing of cash payments to publishers and collections from customers. The decrease in cash flow from operating activities was also due to a decrease in net income after adjusting for non-cash items. Significant non-cash items in the nine-month period ended September 30, 2025 included impairment charges of $29.4 million, loss on lease abandonment charges of $25.2 million, depreciation and amortization expense of $9.6 million, deferred income tax benefit of $12.3 million, and non-cash stock based compensation of $8.1 million. Significant non-cash items in the nine-month period ended September 30, 2024 included the loss on sale related to the EGP business of $45.1 million, impairment charges of $49.4 million, depreciation and amortization expense of $17.0 million, non-cash stock based compensation of $12.4 million, income related to the change in fair value of contingent consideration of $13.2 million, deferred income tax benefit of $3.3 million, and income attributable to redeemable noncontrolling interest of $2.8 million. We expect to have positive cash flow from operating activities for the full year 2025.

Net cash flow used in investing activities was $5.9 million for the nine-month period ended September 30, 2025, compared to net cash flow used in investing activities of $28.1 million for the nine-month period ended September 30, 2024. The decrease in net cash flow used in investing activities was primarily due to cash divested of $43.0 million, partially offset by proceeds from loan receivable of $10.7 million for the nine-month period ended September 30, 2024, related to the sale of our former EGP business, which did not recur in the nine-month period ended September 30, 2025. Additionally, the decrease in net cash flow used in investing activities was partially offset by purchase of marketable securities of $1.5 million for the nine-month period ended September 30, 2025, and reduction in proceeds from the sale of marketable securities to $1.6 million for the nine-month period ended September 30, 2025 compared to $10.4 million for the nine-month period ended September 30, 2024.

We anticipate that our capital expenditures will be approximately $7.0 million during the full year 2025. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $29.1 million for the nine-month period ended September 30, 2025, compared to $49.3 million for the nine-month period ended September 30, 2024. The decrease in cash flow used in financing activities was primarily due to $15.0 million of payments on debt, and $0.3 million of payments of debt issuance costs during the nine-month period ended September 30, 2025 compared to $20.3 million of payments on debt during the nine-month period ended September 30, 2024. In addition, during the nine-month period ended September 30, 2024 we had payments of contingent consideration of $14.3 million and distributions to noncontrolling interest of $1.1 million, which did not recur in the nine-month period ended September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may affect our financial position, results of operations and/or cash flows due to adverse changes in the financial markets. We are also exposed to market risk from changes in the base rates on our 2023 Credit Facility.

Interest Rates

As of September 30, 2025, we had $172.8 million of variable rate bank debt outstanding under our Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the Amended 2023 Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio (as defined in the Amended 2023 Credit Agreement) or (ii) the Base Rate (as defined in the Amended 2023 Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the SOFR were to increase or decrease by a hypothetical 100 basis points, or one percentage point, from its September 30, 2025 level, our annual interest expense would increase or decrease, respectively, and cash flow from operations would decrease or increase, respectively, by $1.7 million based on the outstanding balance of our term loan as of September 30, 2025.

Foreign Currency

We have certain foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our advertising technology & services operations, and we expect a portion of our future revenues will be denominated in currencies other than the U.S. dollar, primarily the Euro. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2025 would not be material to our consolidated results of operations or overall financial condition.

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

On or about July 22, 2025, our now former landlord of our former headquarters in Santa Monica, California commenced litigation against us in Los Angeles County Superior Court. The plaintiff alleges we breached our lease and the plaintiff seeks at least $31,450,000 in damages. The plaintiff filed an amended complaint on or about August 26, 2025 and we filed an answer on or about September 25, 2025, denying the plaintiff's allegations. The litigation is in an early phase during which we are continuing to evaluate the plaintiff’s allegations and determine how we will proceed.

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

We did not repurchase any shares of our Class A common stock during three- and nine-month periods ended September 30, 2025 and 2024. As of September 30, 2025, we have repurchased a total of 1.8 million shares of our Class A common stock under this share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows. On August 20, 2025, Jeffery Liberman, our President and Chief Operating Officer, adopted a written plan for the sale of our securities, which plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of this Rule 10b5-1 trading arrangement is from November 21, 2025 to March 15, 2027 and provides for the sale of up to 420,000 shares of our common stock pursuant to the terms of such trading arrangement.

ITEM 6. EXHIBITS

10.1*†	Consulting Agreement effective as of October 1, 2025 by and between the Company and Brad Bender.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

† Management contract or compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ MARK BOELKE
Mark Boelke Chief Financial Officer and Treasurer

Date: November 4, 2025