Form 10-K
period 2025-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2026-03-05
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025 was approximately $167,134,380 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 2, 2026, there were 82,610,691 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders scheduled to be held on May 28, 2026 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

GENERAL NOTE

As discussed in more detail throughout this report, during the second quarter of 2024 we sold our Entravision Global Partners, or EGP, business. Unless the context indicates otherwise, references throughout this report to discontinued operations refer to EGP prior to its sale.

Effective July 1, 2024, we realigned our operating segments into two segments – media and advertising technology & services, or ATS – consistent with our current operational and management structure. Our reportable segments are the same as our operating segments. Prior periods have been recast to conform to this presentation throughout this report. See “Management’s Discussion and Analysis of Results of Operations” and Note 2 to Notes to Consolidated Financial Statements.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•
risks related to our substantial indebtedness and/or our ability to raise capital, to the extent it may be needed;
•
provisions of our debt instruments, including the agreement dated as of March 17, 2023, as amended effective as of June 30, 2025, or the Amended Credit Agreement, which governs our current credit facility, or our Credit Facility, the terms of which restrict certain aspects of the operation of our business;
•
our continued compliance with all of our obligations under the Amended Credit Agreement, including compliance with financial covenants and ratios thereunder;
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
•
the success of our marketing and sales efforts in attracting, retaining and growing our advertising base;
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
•
the need to make periodic investments in our media and ATS operations;
•
the impact of existing and possible additional legislative and/or regulatory action, as well as evolving industry standards applying to our business, including but not limited to data use, data privacy and related matters;
•
the ability to hire and retain qualified personnel;
•
the risk of impairment of our assets;

•
legal, political and other risks associated with our operations located outside the United States; and
•
the ability to enforce rights, including the right to be paid, against customers located outside the United States.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A, “Risk Factors”.

ITEM 1. BUSINESS

The discussion of the business of Entravision Communications Corporation and its wholly-owned subsidiaries, or Entravision or the Company, is as of the date of filing this report, unless otherwise indicated.

Overview

Entravision is a media and advertising technology company.

Our Media business owns and operates one of the largest groups of Spanish-language television and radio stations in the United States. Our mission is to serve our Latino audience as a trusted provider of news, information, and entertainment. We serve our advertisers by providing marketing capabilities across broadcast and digital media.

Our Advertising Technology & Services (ATS) business empowers advertisers, primarily mobile app developers, to grow their businesses globally. We provide programmatic advertising solutions through two brands. Smadex is our demand-side platform, which uses proprietary AI to automate media buying. Adwake is our performance-based digital marketing agency.

We manage and report our financial results through these two operating segments: media and ATS.

Our net revenue for the year ended December 31, 2025 was $447.6 million. Of this amount, revenue generated by our media segment accounted for approximately 39%, and revenue generated by our ATS segment accounted for approximately 61% of total revenue.

MEDIA

We own and/or operate one of the largest groups of Spanish-language television and radio stations in the United States. Our assets include 47 television stations and 44 radio stations. These stations are concentrated in 13 of the 20 highest-density Latino markets in the United States. We also provide digital marketing services for businesses targeting Latino consumers.

We believe the Latino market is a long-term driver of the U.S. economy. There are 68 million Latinos in the United States. This group accounted for 56 percent of total U.S. population growth between 2010 and 2024, according to the U.S. Census Bureau. The median age of U.S. Latinos is 31, roughly eight years younger than the non-Latino population. The U.S. Latino gross domestic product reached $4.0 trillion in 2023 and is growing more than twice as fast as the non-Latino U.S. economy, according to the Latino Donor Collaborative.

We connect advertisers to this important audience. Our Media segment is a single source for advertisers in our markets. We believe our local market presence and relationships enable us to act as a trusted partner for advertisers navigating the fragmented advertising market. We bundle proprietary digital solutions with our television and radio inventory. This approach allows us to deliver integrated campaigns and capture a larger share of our clients’ advertising budgets.

To execute this strategy, we are expanding our local sales teams and hiring digital specialists to drive the sale of these bundled products. We are also expanding our content capabilities and sourcing unique digital inventory to create additional independent inventory for our sales teams to monetize. In addition to our long-standing affiliation with TelevisaUnivision, we have expanded our local news operations and launched independent networks, such as WAPA Orlando and Altavision, to provide more advertising opportunities for our clients.

Television

We distribute content to inform and entertain our Latino audience. We distribute this content through network affiliations and our own local news programming.

Spanish-Language Television

Univision

We are the largest affiliate group of the Spanish-language Univision and UniMás networks, which are owned by TelevisaUnivision. We broadcast Univision and UniMás programming exclusively in 21 markets, including 14 of the top 50 Latino markets in the United States. These networks provide our stations with national news, prime time dramas, sports, and entertainment specials. Univision finished 2025 as the most watched broadcast television network by U.S. Latinos, and the top

Spanish-language network in primetime and total day for the 33rd consecutive year among total viewers, adults 25-54 and adults 18-49, according to TelevisaUnivision. Univision and UniMás collectively represent more than half of Spanish language broadcast prime time viewers in the United States.

Our current relationship is governed by an affiliation agreement, a proxy agreement, and a marketing and sales agreement, all of which we entered into in October 2017. These 2017 agreements replaced comparable contracts with TelevisaUnivision.

Sales Representation

We are the exclusive sales representative for local advertisers on our Univision and UniMás stations. TelevisaUnivision serves as our exclusive sales representative for national advertisers on these stations. We pay TelevisaUnivision 9.4% of net national and local advertising revenue for this service under our affiliation agreement.

Retransmission Consent

We grant TelevisaUnivision the right to negotiate retransmission consent agreements with cable, satellite, and internet distributors on our behalf, pursuant to the proxy agreement. We receive a portion of the retransmission consent fees collected by TelevisaUnivision. For more information, see “Retransmission Consent” below.

Marketing and Sales Agreement

In 18 of our 21 Univision and UniMás markets, we own and operate the stations that broadcast both networks. In the remaining three markets – Albuquerque, Boston, and Denver – we own the station that broadcasts UniMás and operate the sales and marketing functions of both stations under the marketing and sales agreement.

Our affiliation, proxy and marketing and sales agreements with TelevisaUnivision expire on December 31, 2026. We have started to negotiate the renewal of these agreements. We cannot guarantee that these agreements will be renewed beyond their expiration date under their current terms, under terms satisfactory to us, or at all. TelevisaUnivision also owns approximately 10% of our common stock on a fully-converted basis. For more information regarding these agreements and the stock that TelevisaUnivision owns, see Note 15 to Notes to Consolidated Financial Statements.

New Initiatives

WAPA Orlando

We began broadcasting WAPA Orlando on our primary stream in Orlando, Florida in February 2026, pursuant to an agreement with Hemisphere Media Group. WAPA Orlando broadcasts news, entertainment, and sports programming produced in Puerto Rico by WAPA-TV, the island’s leading broadcaster. We supplement this programming with our own morning and midday local newscasts, with plans to expand to evening and late-night editions. The Orlando metro area has the second largest Puerto Rican population in the United States, driven by sustained population growth over the past decade. This demographic has distinct content preferences compared to the broader Mexican-American audience. The station is available on all major cable and satellite television providers in the market.

We are the exclusive local sales representative for WAPA Orlando, and contract with a third-party sales organization to handle national advertising sales. We pay Hemisphere Media Group a portion of net advertising revenue, as well as an annual programming fee.

Altavision Network

We broadcast Altavision, a Spanish-language broadcast network, in 19 markets. Altavision allows us to utilize our full broadcast spectrum capacity to distribute additional content, diversify our programming sources, and create new revenue streams independent of our major network affiliations.

We source programming for Altavision through a partnership with Multimedios Television, a Mexico-based content producer. This programming includes national and local news, sports talk and variety shows. The lineup is designed as counter-programming to the more traditional telenovela-heavy formats of certain other major Spanish-language networks. We broadcast Altavision primarily on the multicast channels of our existing television stations. In the Washington, D.C. market, we broadcast Altavision on our primary channel signal. As part of this agreement, we are collaborating with Multimedios to launch a free, ad-supported streaming television (FAST) channel distributed on digital platforms. We are pursuing additional distribution via linear cable carriage agreements.

We are the exclusive local and national sales representative for Altavision, and we pay Multimedios a portion of net advertising revenue. Multimedios retains the right to sell a limited amount of inventory to Mexico-based advertisers.

English-Language Television

We also own and operate English language television stations in three markets that have a high concentration of Latinos:

•
McAllen: FOX and CW
•
Laredo: FOX
•
Palm Springs: NBC

These stations broadcast English-language news, NFL football, and entertainment, allowing us to reach the broader Latino community in these markets.

Other Revenue Sources

Local News Operations

We believe local news is a strategic asset. It generates advertising revenue, particularly during election cycles. It drives retransmission consent revenue by providing differentiated content that makes our programming more valuable to distributors. Our news also provides essential information to the Latino community.

We significantly expanded our news operations in 2024 and 2025 to increase audience share and create more high-value advertising inventory. We added early morning and midday news in all of our markets, in addition to our early evening and late-night news. We also added weekend news in San Diego, Las Vegas and Denver, whereas previously we provided weekend news only in El Paso, Texas, McAllen, Texas and Palm Springs, California. We also expanded our Las Vegas production facility. We now employ over 200 news professionals and produce more than 300 hours of locally produced content per week across 412 weekly newscasts.

•
Morning News: We produce Despierta al Día, a one-hour morning show broadcast in 24 markets (120 weekly hours). We expanded this concept on our Altavision network in February 2026, launching a two-hour local morning block.
•
Midday News: We produce Al Día a Mediodía, a 30-minute midday show broadcast in 24 markets (60 weekly hours).
•
Evening News: We produce early evening and late evening newscasts in 19 markets.
•
Weekend News: We produce weekend newscasts in five key markets: San Diego, Las Vegas, Denver, El Paso, and McAllen.
•
Orlando Expansion: With the launch of WAPA Orlando in February 2026, we established a new local news operation in Central Florida, producing 90 minutes of daily news immediately upon launch, with further expansion scheduled for 2026.

Our early local news is ranked first or second among competing local newscasts regardless of language in eight of our 18 local news television markets among adults 25-54, according to Nielsen.

Political Advertising Revenue

Political advertising is a cyclical revenue stream for our business. We generate significant political advertising revenue in even-numbered years, when there are Presidential and Congressional midterm elections.

We operate in many markets where political spending is frequently concentrated due to competitive federal, state, and local contests. The growing influence of the Latino vote in our markets has aided our political advertising revenue. Latinos represented an estimated 14.7% of all eligible voters in 2024, and accounted for 50% of the total growth in U.S. eligible voters between 2020 and 2024, according to the Pew Research Center. Latino voters are increasingly open to voting for candidates from both major political parties. We believe that political campaigns and political action committees must invest in Spanish-language media to reach this critical electorate.

We achieved record political advertising revenue in 2024, marking the fifth consecutive election cycle of growth compared to the prior comparable cycle. Recent election cycles demonstrated that Latino voters are an important constituency in our markets. Latinos represented a higher percentage of eligible voters than the national average in Arizona, California, Colorado, Nevada, New Mexico and Texas. We anticipate continued strength in 2026 due to competitive races in many of our markets.

Retransmission Consent Revenue

Retransmission consent fees, which are payments made by distributors to carry our station signals, are a significant source of revenue for our television business, particularly under our Univision, NBC and FOX affiliations.

Our viewers watch our stations either over-the-air via an antenna or via retransmission. Retransmission occurs through traditional distributors like cable and satellite, which are called Multichannel Video Programming Distributors (MVPDs), and internet distributors like YouTube TV, which are called Virtual MVPDs (vMVPDs). Under FCC regulations, television stations must elect their status with distributors every three years. This election dictates the economic relationship between the station and the distributor. The two statuses are:

•
Retransmission Consent. Stations that elect this status negotiate to receive fees in exchange for carriage. Our Univision, NBC, FOX and CW stations receive fees because distributors are willing to pay for the content on those stations. We grant TelevisaUnivision the right to negotiate retransmission consent agreements with MVPDs and vMVPDs, pursuant to a proxy agreement with TelevisaUnivision. We negotiate retransmission consent agreements directly with MVPDs for our NBC, FOX and CW stations. Unlike traditional cable providers, vMVPDs negotiate carriage agreements directly with the national networks. As a result, we do not negotiate directly with vMVPDs for our English-language stations, and our revenue is determined by the terms agreed to by the networks.
•
Must Carry. Stations that elect this status forgo fees but are legally guaranteed carriage on cable and satellite systems in their local market. We generally utilize this status for new or developing networks where audience reach is more valuable than immediate subscriber fees. For example, we elected "Must Carry" status for station WOTF-TV for the February 2026 launch of WAPA Orlando. This ensured immediate, mandatory distribution across all major providers to maximize the station's availability to the local community at launch.

We have retransmission consent agreements for our Univision, FOX, NBC and CW affiliate stations.

Revenue from Spectrum

We transmit our television signals over spectrum frequencies that we license from the Federal Communications Commission. While our primary affiliations – Univision, FOX, and NBC – occupy our main signal, technological advances allow us to divide our signal into multiple sub-channels. We monetize this additional capacity by leasing bandwidth to other broadcasters and by deploying our own content initiatives, including Altavision. We also generate revenue by charging fees for technical adjustments, including channel repacking or interference acceptance, and by modifying or relinquishing usage rights through channel sharing or regulatory programs. We are exploring future revenue opportunities for this capacity from our own content initiatives, including Altavision.

Audio

We own and operate 44 radio stations (37 FM and 7 AM) in 14 markets. Our radio stations broadcast in markets with a total population of approximately 19 million Latinos, which is approximately 31% of the U.S. Latino population.

Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower operating costs than we could otherwise deliver solely with all locally produced programming

Audio Brands

Our stations target the Latino community with distinct formats designed to appeal to specific demographics:

•
La Suavecita. A Spanish-language Adult Contemporary format featuring romantic hits, targeting women aged 25-54.
•
La Tricolor. A Regional Mexican format featuring banda, norteño, and mariachi music, targeting men aged 18-49.
•
José. A personality-driven format featuring a mix of Spanish-language adult contemporary music and Regional Mexican hits, targeting men and women aged 25-54.
•
Fuego. A bilingual, urban format featuring a mix of reggaeton and contemporary hits, targeting men and women aged 18-34.

Network Audio

We operate a network audio business that gives advertisers access to a national Latino audience.

•
Soccer. We will broadcast 91 games of the 2026 FIFA World Cup on 13 of our owned radio stations. We sell local and national advertising on these stations during games.
•
NFL. We hold the exclusive Spanish-language radio broadcast rights for the NFL, including Sunday Night Football, Monday Night Football, and all playoff games, including the Super Bowl, covering our owned and other stations in the United States. We sell network advertising throughout the country and national and local advertising on our own stations during games.
•
Syndicated Programming. We represent and sell advertising for popular nationally syndicated talent, including El Show de Erazno y La Chokolata and El Show de Piolín. We sell network advertising throughout the country and national and local advertising on our own stations during these programs.

•
Unsold Inventory. We aggregate unsold inventory from our owned stations and partner stations to offer advertisers broad national reach at a cost-effective price point.

U.S. Digital

We provide digital marketing services for businesses targeting Latino consumers. Our typical customer is a local advertiser that relies on us for planning and executing digital campaigns. These advertisers frequently bundle digital campaigns with our television and radio spots. This capability is essential to our strategy. Local digital advertising reached $103 billion in 2024, accounting for about 70 percent of all local ad spending, according to Borrell Associates.

We employ digital media experts who partner with our local salespeople to cross-sell digital products to existing media clients. Most of our digital revenue comes from local direct advertisers who rely on us for managed services and consultation to execute complex digital campaigns. The remaining revenue comes from local agencies, who engage us primarily for differentiated inventory they cannot access elsewhere – specifically our Audio Engage and branded content solutions.

Product Portfolio

Our digital product suite consists of six primary categories:

•
Audio Engage (Digital Audio): AudioEngage is our proprietary digital audio advertising network. It combines our own station streams with inventory from over 200 third-party publishers, including major Latin American broadcasters with U.S. audiences, ad networks with in-app game audio, and platforms like Spotify and YouTube Audio. We use third party technology to aggregate and sell this audio inventory programmatically, creating a private marketplace that agencies can access directly. The majority of our U.S. digital revenue comes from Audio Engage.
•
Entravision+: We aggregate premium video inventory from internet-connected televisions and streaming services, including Netflix, and major sports events like the World Cup. This allows local advertisers to insert commercials into streaming content on televisions.
•
Social Media and Branded Content: We manage advertising campaigns on platforms including Facebook, Instagram and TikTok. These campaigns frequently use our station brands and local on-air talent to create promotional content. We also use social media campaigns to amplify on-site marketing events we host at a client’s location.
•
Owned-and-Operated Websites: We sell inventory on our news and station websites.
•
Search: We manage paid search campaigns to reach customers who are actively looking for an advertiser’s specific products or services.
•
Other Services: We provide additional digital services, including email marketing and display and digital out-of-home advertising.

Our Television and Radio Station Portfolios

The following table lists information concerning each of our owned and/or operated television and radio stations in order of market rank and its respective market:

Market and Market Rank by Latino Households		Television Station	Television Programming	Radio Station	Radio Programming

Los Angeles-San Diego-Ventura, CA	1			KLYY-FM KDLD-FM KDLE-FM KSSD-FM KSSE-FM KSSC-FM	José Viva Cumbia Viva Cumbia José José La Suavecita

Miami-Ft. Lauderdale-Hollywood, FL	3			WLQY-AM	Other

Phoenix, Arizona	8			KLNZ-FM KFUE-FM KVVA-FM	La Tricolor Fuego La Suavecita

Orlando-Daytona Beach-Melbourne, FL	10	WOTF-TV	Other

Tampa-St. Petersburg (Sarasota), FL	11	WFTT-TV	Other

Sacramento-Stockton-Modesto, CA	12			KRCX-FM KHHM-FM KNTY-FM KXSE-FM KMIX-FM KTSE-FM KCVR-FM	La Tricolor Fuego Other La Suavecita La Tricolor La Suavecita Fuego

Harlingen-Weslaco-Brownsville-McAllen, TX	13	KNVO-TV KTFV-CD(1) KMBH-LD(1) KXFX-CD (1) KFXV-TV KCWT-CD(1)	Univision UniMás Fox Fox Fox CW	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	Other Fuego La Suavecita Other

Washington, D.C.	15	WMDO-CD(1)(3) WJAL-TV(3)	LATV Altavision

Denver-Boulder, CO	17	KCEC-TV(2) KTFD-TV	Univision UniMás	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	La Suavecita La Tricolor TUDN La Tricolor

San Diego, CA	18	KBNT-CD(1) KHAX-LD(1) KDTF-LD(1)	Univision Univision UniMás

El Paso, TX	19	KINT-TV KTFN-TV	Univision UniMás	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	Other La Suavecita Fuego TUDN La Suavecita

Albuquerque-Santa Fe, NM	20	KLUZ-TV(2) KTFQ-TV	Univision UniMás	KRZY-FM KRZY-AM	La Suavecita TUDN

Boston, MA	23	WUNI-TV(2) WUTF-TV	Univision UniMás

Las Vegas, NV	24	KINC-TV KNTL-LD(1) KELV-LD(1)	Univision Univision UniMás	KRRN-FM KQRT-FM	Fuego La Tricolor

Hartford-New Haven, CT	29	WUVN-TV(3) WUTH-CD(1)(3)	Univision UniMás

Ranked by Latino Households	Rank	Television Station	Television Programming	Radio Station	Radio Programming

Corpus Christi, TX	35	KORO-TV KCRP-CD(1)	Univision UniMás

Monterey-Salinas-Santa Cruz, CA	36	KSMS-TV(3) KDJT-CD(1)(3)	Univision UniMás	KLOK-FM KSES-FM KMBX-AM	La Tricolor La Suavecita La Suavecita

Odessa-Midland, TX	39	KUPB-TV	Univision

Yuma, Arizona-El Centro, CA	42	KVYE-TV KAJB-TV(2)	Univision UniMás	KSEH-FM KMXX-FM	La Suavecita La Tricolor

Laredo, TX	48	KLDO-TV KETF-CD(1) KXOF-CD(1)	Univision UniMás Fox

Colorado Springs-Pueblo, CO	50	KVSN-DT KGHB-CD(1)	Univision UniMás

Santa Barbara-Santa Maria- San Luis Obispo, CA	52	KPMR-TV K17GD-D(1)	Univision Univision
		K32LT-D(1)	Univision
		KTSB-CD(1)	UniMás
		K10OG-D(1)	UniMás

Palm Springs, CA	54	KVER-CD(1)	Univision	KLOB-FM	La Suavecita
		KVES-LD(1)	Univision	KPST-FM	Fuego
		KEVC-CD(1)	UniMás
		KMIR-TV	NBC
		KPSE-LD(1)	Other

Lubbock, TX	56	KBZO-LD(1)	Univision	KAIQ-FM KBZO-AM	La Tricolor TUDN

Wichita-Hutchinson, KS	61	KDCU-DT	Univision

Reno, NV	63	KREN-TV KRNS-CD(1)	Univision UniMás	KRNV-FM	La Tricolor

Springfield-Holyoke, MA	67	WHTX-LD(1)	Univision

San Angelo, TX	106	KEUS-LD(1) KANG-LD(1)	Univision UniMás

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

Media Competition

We operate in a highly competitive media environment where we compete for audience time and advertising budgets. Advertisers allocate finite advertising budgets across different media. Broadly speaking, advertising in the broadcast industry is in decline because audiences and ad spending are moving to digital platforms. We believe that the advent of new technologies and services, including digital advertising, may result in continued emphasis by certain advertisers on these new technologies and services as compared to legacy media, such as television and radio.

Our television and radio stations compete directly for audience time and advertising budgets not only with other broadcasters, but with all forms of content distribution. We compete with other Spanish-language broadcasters, primarily Telemundo and TelevisaUnivision, in markets where we do not own the affiliation and the “Big 4” English-language networks: ABC, CBS, FOX, and NBC. In audio, we compete with TelevisaUnivision, Spanish Broadcasting System, iHeartMedia, and Audacy. We also compete for the time of Latino consumers against streaming video services, such as Netflix, YouTube and ViX (which is owned and operated by TelevisaUnvision), digital audio platforms like Spotify and Pandora, and social media such as

Facebook, Instagram and TikTok. Most of the companies with which we compete have significantly greater resources and some have longer operating histories than we do. As audiences fragment, we must compete to keep their attention on our local news and entertainment content.

ADVERTISING TECHNOLOGY & SERVICES (ATS)

Our ATS segment provides global performance marketing solutions primarily to mobile app developers.

We operate this segment through two distinct business units: Smadex, our programmatic advertising platform, and Adwake, our performance-based marketing agency.

Smadex

Smadex is our proprietary demand side platform (DSP). We provide advertising solutions to mobile application developers who want to acquire new users anywhere in the world.

Mobile app developers spent $109 billion on mobile app promotion in 2025, according to Appsflyer. They split their advertising spend between companies like Google, Meta, and Amazon that restrict advertisers to their sites, and the rest of the internet. Smadex is a gateway to the rest of the internet.

Our customers are primarily developers of mobile games, fintech apps, and entertainment services. They use Smadex to buy advertising inventory in mobile apps, mobile websites and internet-connected televisions, also called Connected TVs. Smadex uses AI to purchase that inventory in real time.

Smadex specializes in performance advertising, a model where advertisers pay only for specific, measurable actions. We develop algorithms that enable advertisers to reach users likely to not only download an app, but to open it, use it, and generate revenue for the advertiser.

We are continuing our growth strategy in both Europe and the Asia-Pacific region. We are also focusing on expanding in the United States by increasing our U.S. sales and advertising operations teams.

Solutions

Mobile user acquisition is our historic revenue driver. We have expanded into Connected TV and retargeting to capture a larger share of our clients' total budgets. Our solutions operate as complementary growth engines, allowing us to service the entire lifecycle of a user – from initial discovery on a TV or phone to re-engagement after the installation. We believe this encourages our current customers to consolidate their media spending on our platform, and presents opportunities to diversify our current customer base.

Our solutions consist of:

•
Mobile User Acquisition. Mobile user acquisition takes place on a single mobile device. A user sees an ad on their phone, clicks it, and installs the app on that same device. Because the action is direct, we can measure performance of the ad instantly. We use our technology to enable advertisers to target specific users who are most likely to become profitable customers, not just one-time downloaders.
•
Connected TV. Our Connected TV product delivers cross-device attribution. While mobile ads drive an immediate click-to-install on the same screen, our Connected TV ads drive viewers to pick up a different device to download an app. Our technology connects these two events by matching the television ad view to a mobile device within the same household. This matching capability differentiates us from competitors by transforming television from a broad branding tool into a precise performance channel that accesses fresh audiences without sacrificing return on ad spend.
•
Retargeting. Our retargeting product focuses on re-engaging users who have previously installed an app but have since stopped using it, such as a shopper with an abandoned cart. By targeting users who have already established brand awareness, we can extend the value of that user to an app developer at a significantly lower cost than finding new users. We have deployed specialized algorithms designed to predict the precise moment a user is most likely to resume spending, allowing us to deliver return on advertising spend that complements our user acquisition campaigns.

Artificial Intelligence

The core of the Smadex platform is its use of proprietary AI. Smadex predicts, in real-time, the probability that a specific user, on a specific device, at a specific time, will install an app. It also predicts the long-term value of that customer to the advertiser, looking at the likelihood of certain post-installation events, such as potential in-app purchases by the user.

We upgraded our bidding technology in 2025 to use advanced predictive models. This transition allows us to identify complex, non-linear patterns in user behavior. We have recruited senior engineering talent to accelerate this transition. Our in-house engineering team builds models using transaction data from publishers, historical transaction data from previous advertising campaigns, and data provided by our clients regarding the behavior of high-value users. Our technology allows us to calculate the precise value of a specific ad placement for a specific advertiser.

Smadex allows us to improve our predictions as our business grows. Every dollar we spend generates feedback data: impressions, clicks, installs, and post-install events. This transaction data is fed back into our models, which enhances their performance. As our models improve, we deliver better return on advertising spend. We believe this encourages clients to increase their spend, which in turn generates more data.

This technology requires significant technology infrastructure. We process approximately 500 billion bid requests per day. We analyze each bid request in 100 milliseconds and serve 1.5 billion ads. To handle this volume, we utilize a cloud-based infrastructure comprising more than 6,000 servers globally. These servers transfer 40 petabytes of data per month.

Services

We manage the Smadex platform on behalf of our customers. Our customers pay us for specific outcomes, such as an app install or an in-app purchase. We provide clients with granular transaction data on where their ads ran, and our managed-service approach allows for customized strategies rather than a standardized self service solution. We believe our approach is transparent to our customers, and is a key competitive differentiator.

Campaign Management and Transparency. Our teams in Barcelona, the United States, and Asia act as an extension of our client’s marketing team. Our teams configure bidding parameters, manage fraud prevention protocols, and execute complex campaigns at the direction of clients. They also share granular data on exactly where ads ran, the clearing price of media, and budget allocation.

Creative Services. Our internal creative services studio uses AI to produce advertising at scale. By integrating this creative strategy directly with our bidding algorithms, we create a performance loop. Improved advertisements drive higher return on advertising spend, encouraging clients to increase their media investment. We are currently expanding our capabilities to include AI-driven video and 3D playable formats to further differentiate our offering from rival DSPs.

One recently-acquired Smadex customer represents a significant amount of our ATS revenue. The loss of this customer may have an adverse impact on our digital business generally and results of operations. See Item 1A, "Risk Factors".

Adwake

Adwake is our performance-based digital marketing agency. Unlike Smadex, which owns its own bidding technology, Adwake uses a wide range of third party advertising technologies to find new users for mobile app developers.

Adwake operates on a pure performance basis. Clients pay Adwake when a specific action is completed, typically a "Cost Per Install" or "Cost Per Action". We pay publishers and media sources for advertising space (often on a “Cost Per Thousand” or “Cost Per Click” basis) and capture the spread between our media cost and the fee paid to us by our client. Adwake serves clients in 25 countries.

Adwake aggregates traffic from a diverse set of sources to deliver high volumes of users at profitable margins. It uses third-party DSPs to target high-value users programmatically, direct relationships with smartphone manufacturers to place advertisements directly on devices, and specialized ad networks to balance cost and reach.

In addition to these services, Adwake intends to launch a new offerwall in 2026. An offerwall is a marketplace within a mobile app where users can earn virtual currency or rewards in exchange for completing specific tasks, such as reaching a certain level in a new game, signing up for a subscription, or taking a survey. This initiative represents a strategic shift from a pure service business to a product business. It allows us to access high-spending gaming clients who rely heavily on rewarded traffic.

ATS Competition

The ATS business is fragmented and influenced by frequent technological advances, trends in both the overall advertising and digital advertising markets, changing customer perceptions and expectations, and governmental or regulatory oversight and action in the areas of data use, data privacy and other matters.

Smadex competes primarily with other mobile-first performance DSPs. Our primary competitors include AppLovin, Moloco Commerce Media, Liftoff Mobile, and Unity Software. Some of these DSPs, including AppLovin and Liftoff Mobile, also own their own supply side platforms, which we use to access ad inventory. This creates a risk where our suppliers could prioritize their own demand over ours or inhibit our access to high-quality users.

Adwake competes primarily with other performance marketing agencies and mobile growth platforms. Many of our competitors in the ATS business have significantly larger financial resources and/or longer operating histories than we have in this space.

Intellectual Property

Smadex uses proprietary technology developed by our employees. We rely on open-source technologies for certain infrastructure components (e.g., databases) but the core logic is proprietary. We generally do not own the data we process from bid streams, but we possess the rights to use this data to train our machine learning models and optimize campaigns, subject to contractual restrictions and applicable privacy regulations.

We take steps to protect our trade secrets and confidential or proprietary information, in part, by entering into trade secrets and confidentiality agreements with our employees and third parties, and generally limiting access to and distribution of our proprietary information. However, we cannot assure that the steps taken by us will prevent unauthorized access to or misappropriation of our intellectual property or other proprietary rights, including in connection with the use of AI technologies. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or reverse engineer aspects of our software or obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult and time consuming.

We believe that the barrier to create a technology such as Smadex is very high. If such a technology were created, it would create additional competition for us, but we do not believe that it would have a material adverse effect on our ATS business.

Seasonality

Seasonal net revenue fluctuations are common in television and radio broadcasting, and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In our media segment, our first fiscal quarter generally produces the lowest net revenue for the year, and our second and third fiscal quarters generally produce the highest net revenue for the year. In addition, advertising revenue in our media segment is generally higher during presidential election years (2024, etc.) and Congressional mid-term election years (2022, etc.), resulting from increased political advertising in those years compared to other years. Advertising revenue in our audio operations is also generally higher during years when we broadcast the FIFA World Cup on our radio stations.

Seasonality in our ATS segment varies by client vertical rather than by traditional broadcast calendar cycles. Gaming clients often increase spend in the first and fourth quarters of the year, e-commerce and retail apps typically peak in the fourth quarter due to Black Friday and holiday shopping, and streaming and entertainment apps may see increased spending around major content releases or sporting events.

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

License renewal applications for certain of our stations remain pending. The affected stations are authorized to continue operations until the FCC acts upon those applications. We have no reason to believe that our licenses will not be renewed, although there can be no assurance to that effect.

Ownership Matters. The FCC applies a series of broadcast ownership rules that, among other things, limit the amount of foreign ownership, capitalization structures and cross-ownership with other broadcasters by shareholders, directors and officers in companies such as ours. We monitor these rules carefully to assure compliance.

The Communications Act requires prior consent of the FCC for the assignment of a broadcast license to a new entity or the transfer of control of an entity holding a license. In determining whether to approve an assignment of a television or radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers a number of factors pertaining to the assignee or transferee including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests therein, the Communications Act’s limitations on foreign ownership, and compliance with the FCC rules and regulations.

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

With regard to the national television ownership limit, a company can own full-power television stations collectively reaching up to 39% of U.S. television households. Limits on ownership of multiple television stations in the same local market still apply, even if the 39% limit is not reached on a national level.

The FCC has an open proceeding to consider potential changes to the 39% cap and to the related UHF discount policy, whereby UHF stations are deemed to serve only one-half of the population in their television markets for purposes of the national television ownership limit. The FCC has also commenced its statutorily required quadrennial review of its media ownership rules. This review will consider whether the current local television and radio ownership rules remain necessary in the public interest as a result of competition.

The FCC has previously decided that TelevisaUnivision holds an attributable interest in certain of our television stations affiliated with its broadcast networks, which it must count for local and national multiple ownership purposes. Should the UHF discount be eliminated or the nationwide cap be interpreted to treat all stations on an equal basis, TelevisaUnivision may have to divest certain stations or be limited in its ability to acquire certain additional television stations.

Regulation of Digital Advertising

We are subject to many U.S. federal and state laws and regulations, as well as laws and regulations of other jurisdictions, applicable to businesses engaged in providing digital advertising services. The United States and certain foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising activities and the use of consumer data and personally identifying information, or PII, in digital advertising. In general, these laws limit the use of PII, impose substantial information security obligations, limit our ability to transfer data across national borders, provide consumers with expanded rights to access and delete their data and PII, limit the retention and use of that information, regulate the incentivization of users to share PII, and provide consumers with the right to opt out of or opt in to the sharing of personal data for retargeting and certain customized advertising purposes. Examples of these laws include several U.S. state privacy laws and regulations, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, which is referred to as the CCPA, The Colorado Privacy Act, and regulations promulgated thereunder, the General Data Protection Regulation, or GPDR, which applies to activities conducted from an establishment in the European Union, or the E.U., as well as the United Kingdom Data Protections and the U.K. GDPR, which apply to activities conducted by businesses processing data in the U.K. These privacy and data-protection related laws and regulations are evolving rapidly, with new or modified laws and regulations proposed and implemented frequently, and existing laws and regulations subject to new or different interpretations.

Compliance with general consumer data privacy practices is enforced by the Federal Trade Commission, or the FTC, state Attorneys General in the United States, as well as the California Privacy Protection Agency. The FTC may bring enforcement actions under its enforcement authority under Section 5 of the Federal Trade Commission Act of 1914, as amended, to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies, data security, consumer tracking and data aggregation practices.

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

Human Capital Management

As of December 31, 2025, we had approximately 1,025 employees in approximately 19 countries worldwide. Approximately 688 employees were employed in the United States and approximately 337 employees were employed in foreign countries. While we do not employ specific human capital measures in our business, we are committed to the overall health, safety and wellness of our employees. We offer our employees various health and wellness benefits that are tailored to the countries in which they are located, which we believe provide a sense of security. We also offer career growth and development opportunities. For example, we make available to our sales team, on a global basis, training to enhance their job-related skills.

We are committed to providing a work environment that is free of unlawful harassment, discrimination and retaliation. We have a strict policy prohibiting sexual harassment, as well as harassment or discrimination based on race, gender and other specified statuses and conditions. Unlawful harassment in any form, including verbal, physical and visual conduct, threats, demands and retaliation, is prohibited. We have established hotline and anonymous complaint processes for any employee who believes that these policies have been violated

Corporate Information

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

Our emphasis on enhancing our local news programming as a means to increase advertising revenue may not produce the intended results.

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

Our current network affiliation agreement, proxy agreement, and marketing and sales agreement with TelevisaUnivision are each due to expire by their respective terms on December 31, 2026. We intend to seek to extend these agreements or enter into new agreements with TelevisaUnivision; however, we cannot give any assurance as to when or whether TelevisaUnivision will respond to our requests, or whether any extension of the existing agreements or any new agreements will be on terms that are favorable to us. The termination of our network affiliation and other agreements with TelevisaUnivision would have a material adverse effect on our business, results of operations and financial condition.

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

Our use of certain third party platforms could be restricted.

In our ATS operations we sometimes purchase advertising for our customers through inventory on platforms owned by third party DSPs. If these DSPs prioritize their own demand over ours or were to restrict our access to their platforms, our ability to offer our advertising customers access to high quality users could be adversely affected which, in turn, could have an adverse effect on our business and results of operations.

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

Our use of AI technologies may increase our cybersecurity risks and harm our business.

We utilize AI technologies in our advertising solutions and in our business operations and may expand such use in the future. Use of AI technologies, and AI enabled third-party products and services, may create additional cybersecurity risks or increase cybersecurity risks, such as risks of security breaches and incidents. This could result in monetary liability and harm to our reputation and business.

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

Currently, our ATS business is dependent on one recently-acquired customer for a significant amount of our ATS revenue, as well as our consolidated revenue.

One recently-acquired customer in our ATS operations is our single largest customer. Unless and until we adequately diversify our customer base to mitigate this risk, the loss of this customer would have a material adverse impact on our results of operations and cash flow.

Our single largest current customer is located in Hong Kong. We face certain risks doing business in Hong Kong and China, including the fact that our ability to enforce our rights in Hong Kong and China, should it be necessary, may be limited.

One recently-acquired customer in our ATS operations is our single largest customer. Should that customer not pay us on time, or at all, or should there be other adverse matters between the two of us, our ability to pursue collection or our other rights successfully in Hong Kong or China could be limited due to, among other things, significant differences in substantive Chinese commercial and other laws compared to comparable laws in the United States, significant differences in procedural matters in the Chinese legal system compared to the U.S. legal system, significant costs in litigating in Hong Kong or China for a United States-based company, difficulties in participating meaningfully in adversarial proceedings due to language and cultural differences, uncertainties regarding predictable standards of liability, concerns about actual or perceived impartiality in the Chinese legal system, significant differences in enforcement of judgment practices between China and the United States, and uncertainties regarding the Chinese legal system in general, including but not limited to political overtones in many Chinese legal proceedings.

In addition, continuing tension between the U.S. and China may impact our business with this or other potential customers in China. The U.S. government has restricted the ability to send certain products and technology to China without an export license, which, in many cases, are subject to a policy of denial. While our current products and services are not restricted by these controls, such controls or future restrictions could impact our business in the future. It also is possible that the Chinese government could retaliate in ways that could impact our business.

Our ATS business is subject to various risks associated with the mobile gaming industry.

For the year ended December 31, 2025, the majority of our ATS revenue came from gaming clients, including our single largest ATS customer in Hong Kong. The success of our advertisers’ games plays a significant role in maintaining and increasing our revenue. Accordingly, we are susceptible to market conditions and risks associated with the mobile gaming industry, including the popularity, price and timing of release of games, changes in consumer demographics, the availability and popularity of other forms of entertainment and public tastes and preferences, and an evolving and uncertain regulatory landscape, all of which are difficult to predict and are beyond our control.

Our customers must also utilize effective marketing strategies for games; expand and enhance games after their initial release; attract experienced game designers, product managers and engineers; and adapt to an increasingly diverse set of new mobile devices as they emerge.

In addition, users may view games as a discretionary purchase. Subject to many factors beyond our control, including economic conditions, users may reduce their discretionary spending on games, and our customers, in turn, may see an adverse effect on their business, resulting in a reduction in their usage of, or spending on, our services. Based on our current reliance on this industry segment, that would have a material adverse effect on our business and results of operations.

Moreover, laws or regulations that govern or restrict gaming activities could have a material adverse effect on our business and results of operations. The regulatory landscape governing the gaming industry is evolving and increasingly uncertain. In certain jurisdictions, we are required to register with gaming authorities to provide our services to advertisers in the gaming industry. Compliance with these varied and frequently changing regulations may impose additional costs and operational burdens. If we fail to obtain or maintain necessary registrations, or if we or our advertisers violate applicable gaming regulations or advertising restrictions, we could face fines, penalties, or the loss of our ability to operate in specific markets. Furthermore, increased regulatory scrutiny or legislative restrictions on gaming activities could reduce user engagement or advertiser spend within this vertical, any of which could materially and adversely affect our business, financial condition, and results of operations.

The technology on which we rely may not be protectable, which could result in competition from others who may utilize the same, or similar technology.

We rely on various technologies in our business, including but not limited to our Smadex ad purchasing platform, and the aggregation and analysis of transaction data in our advertising technology & services business. While much of this technology is proprietary, we have not determined the extent to which this technology is protectable. To the extent that such technology is not protectable, others could use the same, or similar, technology in competition with us. Such competition could have a material adverse effect on our business, revenue and results of operations.

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

Our total indebtedness, net of unamortized debt issuance costs, was $167.1 million as of December 31, 2025. Our substantial indebtedness could have important consequences to our business, including without limitation:

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

The Amended Credit Agreement contains various covenants that limit management’s discretion in the operation of our business.

The Amended Credit Agreement contains certain covenants and ratios that limit the ability of us to, among other things:

•
incur certain liens on our property or assets;
•
make certain investments or acquisitions;
•
incur certain additional indebtedness;
•
consummate any merger, dissolution, liquidation, consolidation or sale of substantially all assets;
•
acquire or dispose of certain assets; or
•
enter into certain transactions with affiliates.

If we fail to comply with any of the covenants or ratios under the Amended Credit Agreement, or if we are unable to meet our debt service obligations, our lenders could elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or terminate their commitments, if any, to make further extensions of credit. Any such action by our lenders would have a material adverse effect on our overall business and financial condition.

Our failure to comply with the financial covenants under the Amended Credit Agreement could have a material adverse effect on our operations and financial condition.

The Amended Credit Agreement contains various financial covenants. Our failure to meet these covenants would constitute an event of default thereunder.

As a result of the sale of the EGP business, consolidated EBITDA (as defined in the Amended Credit Agreement) has been significantly reduced. Due to this and other risks and uncertainties regarding forecasts and projections about our operations, industry, financial condition, performance, operating results and liquidity, we may not maintain compliance with the financial covenants in the Amended Credit Agreement.

If an event of default were to occur and if we are unable to obtain waivers or amendments to the Amended Credit Agreement, our lenders, among other actions, could elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or terminate their commitments, if any, to make further extensions of credit. Additionally, if an event of default were to occur, our lenders would have the right to proceed against the collateral granted to them to secure that debt, which consists of substantially all of our assets.

If the debt under the Amended Credit Agreement were to be accelerated, among other things we could seek to mitigate the default by refinancing our debt or raising additional capital by issuing equity or debt. There is no guarantee that any such refinancing or capital would be available to us on favorable terms or at all. The failure to mitigate a default under the Amended Credit Agreement would have a material adverse effect on our operations and financial condition.

Our advertising revenue can vary substantially from period to period based on many factors beyond our control, including but not limited to those discussed herein. This volatility affects our operating results and may reduce our ability to repay indebtedness or comply with any of the covenants or ratios under the Amended Credit Agreement or reduce the market value of our securities.

We rely on sales of advertising time for most of our revenues and, as a result, our operating results are sensitive to the amount of advertising revenue we generate. Changes in the way we do business with various media companies could materially adversely affect our revenues and results of operations, alter or result in the termination of our relationship with such media company and/or result in our withdrawal from a given geographic market. If we generate less revenue, it may be more difficult for us to repay our indebtedness or comply with any of the covenants or ratios under the Amended Credit Agreement, and the value of our business may decline.

We may need to raise capital if our current liquidity is insufficient to fund business activities. If we cannot raise such on favorable terms or at all, we may have to reduce or curtail certain existing operations.

We require significant capital for general working capital and debt service needs. Our ability to raise additional funds is limited by the terms of the Amended Credit Agreement. Our failure to obtain any required new financing, if needed, could have a material adverse effect on our results of operations and financial condition. Additionally, if our then-current liquidity is insufficient to fund future activities, or we do not remain in compliance with our financial covenants under the Amended Credit Agreement, we may be required to seek additional equity or debt financing in the future to satisfy capital requirements in response to these adverse developments or other changes in our circumstance or unforeseen events or conditions. In the event that additional financing is required from third party sources, we may not be able to raise it on favorable terms or at all. In such event, we may have to reduce or curtail certain existing operations. The failure to obtain any required capital could have a material adverse effect on our business and financial condition.

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

Our television and radio operations depend upon maintaining our broadcast licenses, which are issued by the FCC. The FCC has the authority to renew licenses, not renew them, renew them only with significant qualifications, including renewals for less than a full term or revoke them. Although a substantial majority of our radio station licenses and many of our television station licenses have been renewed for their full terms in the ordinary course, we cannot guarantee that our pending or future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could materially and adversely affect our operations. If we fail to renew any of our stations’ main licenses, or if we renew our licenses with substantial conditions or modifications (including renewing one or more of our licenses for less than the standard term of eight years), it could have a material adverse effect on our business, results of operations and financial condition. In addition, the Amended Credit Agreement requires us to maintain our FCC licenses, and if the FCC were to revoke or place significant limitations on any of our material licenses, our lenders could declare us in default under the Amended Credit Agreement, and any cancellation or acceleration thereof could have a material adverse effect on our financial condition.

We are subject to extensive additional regulation by the FCC in our television and radio operations.

Our television and radio operations are highly regulated by the FCC. We must comply with extensive current and any future laws and regulations, including but not limited to those concerning displacement of low-power stations, elimination or limitation on our MVPD carriage rights, ownership rules, broadcasting to serve the “public interest”, sponsorship identification, regulation of so-called “indecent” content, children's television, and equal opportunity in hiring requirements. We cannot predict what changes, if any, might be adopted, to existing regulations or what other matters might be considered by the FCC in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposal or our compliance might have on our business. Our inability or failure to comply with all current and future regulatory requirements that apply to our operations could have a material adverse impact, among other things, on our ability to build a stronger or more efficient presence in select markets, our competitive position in certain markets, our ratings, our advertising rates and our results of operations.

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

U.S. and foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising activities and the use of consumer data in digital advertising. Several states have enacted and continue to strengthen laws that affect the collection, use, retention, protection, disclosure, transfer and other processing of personal data, particularly in relation to digital advertising services, which can limit the data available for use in Smadex and Adwake services.

Privacy legislation in other jurisdictions also continues to evolve. Such legislation will require additional compliance measures, such as periodic risk assessments and implementation of cybersecurity controls, which can impose additional costs and expose us to increased regulatory scrutiny, which may increase the cost and complexity of delivering our services. We may also be required to change our current practices regarding the volume of personal data that can be collected and used for advertising purposes, including by our customers.

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

Our ability to optimize the delivery of digital advertisements depends on our ability to successfully leverage data, including data that we collect from advertisers, publishers and third parties, as well as our own operating history. Using cookies and non-cookie based mechanisms, we collect information about the interactions of online users with advertisers and publishers’ digital properties, including, for example, information about the placement of advertisements and users’ interactions with websites or advertisements. The handling and protection of personal information, including but not limited to PII, is regulated in many jurisdictions where we operate, including but not limited to the CCPA in California, similar state privacy laws throughout the United States, and the GDPR in the E.U., and China's Personal Information Protection Law and Data Security Law. We are also subject to rapidly changing industry standards, consumer preferences, changes in technology, including changes in web browser technology, Global Privacy Control signals, increased visibility of consent or “do not track” mechanisms or “ad-blocking” software, and restrictions imposed by large software companies and platform providers, web browser developers or other software developers.

The United States has increased restrictions on certain personal sensitive data transfers to specific foreign countries through the Department of Justice’s final rule implementing Executive Order 14117. The final rule prohibits data transfer of certain sensitive information including personal identifiers and precise geolocation data over a certain bulk threshold to identified countries of concern. The rule also restricts certain agreements, including data brokerage agreements and vendor agreements involving such data and countries of concern. Violations of the rule may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs. These data transfer restrictions may create operational challenges and legal risks for our business, particularly with regard to China.

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

Increased utilization and integration of AI technology into certain of our services and platforms, and issues raised by the use of, or failure to successfully use, AI in our services and platforms, may subject us to additional regulation with which failure to comply may adversely affect our business, reputation, or financial results.

The evolving regulatory landscape around AI and AI-enabled technologies may result in new or enhanced regulatory scrutiny, litigation, or other complications that could adversely affect our business, reputation, or financial results. AI technologies, including generative AI and the use of personally identifying information in machine learning models are subject to existing laws of various states and countries such as those regarding data privacy and consumer protection. In addition to existing laws, several states and jurisdictions have enacted or are in the processing of enacting specific legislation regulating the use of AI technologies.

In the EU, the EU AI Act subjects certain AI technologies to compliance obligations, including governance and risk management processes, transparency, conformity and risk assessment, documentation requirements, monitoring and human oversight requirements. Certain provisions of the EU AI Act could require us to alter or restrict our use of AI both in our services and platforms. In addition, certain U.S. states have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the Colorado Artificial Intelligence Act, and the CCPA regulations on automated decision-making technology. State and foreign AI regulatory frameworks continue to develop and frequently have extraterritorial reach, and, as a result may apply to our AI enabled services and platforms regardless of where they are developed or deployed.

The liability associated with generative AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations. The use of generative AI technologies can expose us to intellectual property risks, including rights of ownership and copyright infringement, which may expose us to reputational harm, competitive harm, and/or legal liability.

Development of new product offerings may subject us to new legislation and/or regulations, as well as industry standards, in respect of data privacy and consumer protection and any failure by us to comply with these regulations could result in loss of business, reputation and/or fines.

The offering of a new offerwall product may be subject to different state and foreign regulatory requirements, including consumer protection and data privacy laws. For example, certain offerings may require compliance with financial incentive regulations under California’s CCPA and Colorado’s Privacy Act. Consumer protection laws may subject us to liability if we fail to administer the offerwall in a compliant manner.

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

Over the past year, we enhanced security across personnel, processes, technology, and third-party partners. The employee training program includes instruction on AI risks and usage. We increased visibility into hardware and software inventory to monitor infrastructure. We updated authentication procedures and deployed safeguards for company devices. We are implementing data loss prevention measures, beginning with email communications. We identify and remediate security vulnerabilities and require vendors to meet security standards.

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

Day-to-day management of our cybersecurity program is led by our Chief Information Officer, who is responsible for overseeing information security policies, threat mitigation strategies, and compliance initiatives. The CIO provides periodic updates to management and the Audit Committee of the Board of Directors, ensuring that cybersecurity remains a key focus of our risk management framework. Our incident response protocols are structured to provide clear escalation pathways for cybersecurity incidents, ensuring that appropriate leadership is engaged in a timely manner to coordinate an effective response.

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

ITEM 2. PROPERTIES

Our corporate headquarters and main operational offices for our audio segment are located in Burbank, California. We lease approximately 12,000 square feet of space in the building housing our corporate headquarters under a lease that expires February 28, 2027. Our corporate headquarters and main operational offices for our audio segment were previously located in Santa Monica, California. We leased approximately 38,000 square feet of space in the building housing our previous corporate headquarters under a lease that was due to expire January 31, 2034. Following a decision by our management, we vacated the facility in February 2025 and ceased making further lease payments.

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

See Notes 7 and 17 to Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability that may arise out of or with respect to these matters will not materially adversely affect our financial position, results of operations or cash flows.

On or about July 22, 2025, our now former landlord of our former headquarters in Santa Monica, California commenced litigation against us in Los Angeles County Superior Court. The plaintiff alleges that we breached our lease and the plaintiff seeks at least $31,450,000 in damages. The plaintiff filed an amended complaint on or about August 26, 2025 and we filed an answer on or about September 25, 2025, denying the plaintiff's allegations. Discovery has commenced and the court has tentatively set a trial date in June 2027. We are continuing to evaluate the plaintiff’s allegations and determine how we will proceed.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.”

As of March 2, 2026, there were approximately 152 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by S&P Global Market Intelligence, depicts our performance for the period from December 31, 2020 through December 31, 2025, as measured by total stockholder return calculated on a dividend reinvestment basis, on our Class A common stock, compared with the total return of the S&P 500 Index, the S&P Broadcasting & Cable TV Index and the Dow Jones U.S. Media Index. This graph assumes $100 was invested in each of our Class A Common Stock, the S&P 500 Index, the S&P Broadcasting & Cable TV Index and the Dow Jones U.S. Media Index, as of the market close on December 31, 2020. Starting in our Annual Report on Form 10-K for the year ended December 31, 2021, we added the Dow Jones U.S. Media Index, which was not included in the years prior to 2021, to reflect that our operations have diversified beyond broadcasting. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Entravision Communications Corporation, the S&P 500 Index, the S&P Broadcasting Index,

and the Dow Jones U.S. Media Index

Total Return Performance
Index Value
350
300
250
200
150
100
50
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Entravision Communications Corporation
S&P 500 Index
S&P Broadcasting Index
Dow Jones U.S. Media Index

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Entravision Communications Corporation	100.00	251.06	181.19	164.60	102.78	139.58
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P Broadcasting Index	100.00	95.12	66.56	63.43	81.19	118.00
Dow Jones U.S. Media Index	100.00	93.67	56.10	64.85	69.29	68.87

Dividend Policy

We currently pay a dividend on our Class A common stock and Class U common stock. Our future dividend policy, including the amount of any dividend, will depend on factors considered relevant in the discretion of the Board of Directors, which may include, among other things, our earnings, capital requirements and overall financial condition. In addition, the Amended Credit Agreement places certain restrictions on our ability to pay dividends on any class of our common stock.

Issuer Purchases of Equity Securities

On March 1, 2022, our Board of Directors approved a share repurchase program of up to $20 million of our Class A common stock. Under this share repurchase program, we are authorized to purchase shares of our Class A common stock from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

We did not repurchase any shares of our Class A common stock during 2025. As of December 31, 2025, we have repurchased a total of 1.8 million shares of our Class A common stock under the share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of December 31, 2025.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2025, 2024 and 2023 and consolidated financial condition as of December 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

The discussion and analysis of our financial condition and results of operations for 2025 compared to 2024 appears below. As a smaller reporting company, we have chosen to omit the discussion and analysis of our financial condition and results of operations for 2024 compared to 2023.

OVERVIEW

We are a global media and advertising technology company. We have organized our operations into two reportable segments, media and ATS, and we manage and report our financial results through these two operating segments.

Our Media business owns and operates one of the largest groups of Spanish-language television and radio stations in the United States. Our mission is to serve our Latino audience as a trusted provider of news, information, and entertainment. We serve our advertisers by providing marketing capabilities across broadcast and digital media.

Our ATS business empowers advertisers, primarily mobile app developers, to grow their businesses globally. We provide programmatic advertising solutions through two brands. Smadex is our demand-side platform, which uses proprietary AI to automate media buying. Adwake is our performance-based digital marketing agency.

In 2024, we discontinued and divested a significant portion of our operations, which consisted primarily of several acquisitions that had been completed prior to 2024, and which operations comprised the majority of our former digital segment.

Our net revenue for the year ended December 31, 2025 was $447.6 million. Of this amount, revenue generated by our media segment accounted for approximately 39%, and revenue generated by our advertising technology & services segment accounted for approximately 61% of total revenue.

See "Item 1. Business" for detailed information about our business, the industry in which we operate, certain industry trends and important recent business developments.

2025 Highlights

During the year ended December 31, 2025, our revenue grew by double digits, driven primarily by revenue growth of 90% in our advertising technology & services segment, partially offset by a decrease in revenue in our media segment compared to the year ended December 31, 2024. In addition, during the year ended December 31, 2025:

•
investments in the AI capabilities of our platform and increased sales capacity enabled ATS to increase monthly active advertisers and revenue per monthly active advertiser.
•
amended our original 2023 Credit Agreement, or the original 2023 Credit Agreement, to provide more financial flexibility and accelerate debt reduction.
•
we continued to reduce our debt by making a voluntary prepayment of $10 million and scheduled amortization payments of $10 million under our Credit Facility.
•
management began to implement an ongoing organization design plan (the "Plan") to support revenue growth and reduce expenses, primarily in our media operations. As management continues to implement the Plan, and evaluate its early results, further changes may be made if management believes that is appropriate. For more details see Note 2 to Notes to Consolidated Financial Statements.

Dispositions

See Note 3 to Notes to Consolidated Financial Statements for details.

RESULTS OF OPERATIONS

Separate financial data for each of our operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. We evaluate the performance of our operating segments based on the following (in thousands):

	Year Ended December 31,			% Change	% Change
	2025	2024	2023	2025 to 2024	2024 to 2023
Net Revenue
Media	$176,659	$222,061	$196,268	(20)%	13%
Advertising Technology & Services	270,935	142,887	100,775	90%	42%
Consolidated	447,594	364,948	297,043	23%	23%
Cost of revenue
Media	18,240	16,726	10,952	9%	53%
Advertising Technology & Services	165,872	85,470	66,262	94%	29%
Consolidated	184,112	102,196	77,214	80%	32%
Direct operating expenses
Media	109,583	110,988	96,925	(1)%	15%
Advertising Technology & Services	47,219	25,274	16,306	87%	55%
Consolidated	156,802	136,262	113,231	15%	20%
Selling, general and administrative expenses
Media	43,995	42,759	36,000	3%	19%
Advertising Technology & Services	22,775	20,109	13,761	13%	46%
Consolidated	66,770	62,868	49,761	6%	26%
Depreciation and amortization
Media	11,041	12,891	11,975	(14)%	8%
Advertising Technology & Services	1,301	3,930	4,417	(67)%	(11)%
Consolidated	12,342	16,821	16,392	(27)%	3%
Segment operating profit (loss)
Media	(6,200)	38,697	40,416	*	(4)%
Advertising Technology & Services	33,768	8,104	29	317%	*
Consolidated	27,568	46,801	40,445	(41)%	16%
Corporate expenses	27,026	37,498	50,294	(28)%	(25)%
Change in fair value of contingent consideration	—	(629)	821	(100)%	*
Impairment charge	55,380	61,220	13,267	(10)%	361%
Loss on lease abandonment	25,191	—	—	*	*
Restructuring costs	2,813	—	—	*	*
Foreign currency (gain) loss	523	692	1,950	(24)%	(65)%
Other operating (gain) loss	—	—	609	*	(100)%
Operating income (loss)	(83,365)	(51,980)	(26,496)	60%	96%
Interest expense	(15,121)	(16,472)	(16,833)	(8)%	(2)%
Interest income	2,286	2,458	3,405	(7)%	(28)%
Dividend income	9	10	35	(10)%	(71)%
Realized gain (loss) on marketable securities	7	(110)	(93)	*	18%
Gain (loss) on debt extinguishment	(214)	(91)	(1,556)	135%	(94)%
Income (loss) before income taxes from continuing operations	$(96,398)	$(66,185)	$(41,538)	46%	59%

Capital expenditures
Media	$6,597	$7,089	$21,208
Advertising Technology & Services	183	372	3,643
Consolidated	$6,780	$7,461	$24,851

* Percentage not meaningful.

Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Consolidated Operations

Net Revenue. Net revenue increased to $447.6 million for the year ended December 31, 2025 from $364.9 million for the year ended December 31, 2024. This increase was primarily due to an increase of $128.0 million in net revenue from our advertising technology & services segment, partially offset by a decrease of $45.4 million in net revenue from our media segment.

Cost of revenue. Cost of revenue increased to $184.1 million for the year ended December 31, 2025 from $102.2 million for the year ended December 31, 2024. This increase was primarily due to an increase of $1.5 million in cost of revenue from our media segment, and an increase of $80.4 million in cost of revenue from our advertising technology & services segment.

Effective July 1, 2024, with the realignment of our operations and reassignment of certain responsibilities, certain costs that were previously included as corporate expenses, primarily salaries, are now included in direct operating expenses and in selling, general and administrative expenses.

Direct Operating Expenses. Direct operating expenses increased to $156.8 million for the year ended December 31, 2025 from $136.3 million for the year ended December 31, 2024. This increase was primarily due to an increase of $21.9 million in direct operating expenses in our advertising technology & services segment, partially offset by a decrease of $1.4 million in direct operating expenses in our media segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $66.8 million for the year ended December 31, 2025 from $62.9 million for the year ended December 31, 2024. This increase was primarily due to an increase of $1.2 million in selling, general and administrative expenses in our media segment, and an increase of $2.7 million in selling, general and administrative expenses in our advertising technology & services segment.

Depreciation and Amortization. Depreciation and amortization decreased to $12.3 million for the year ended December 31, 2025 from $16.8 million for the year ended December 31, 2024, primarily due to fully depreciated assets and fully amortized intangible assets.

Corporate Expenses. Corporate expenses decreased to $27.0 million for the year ended December 31, 2025 from $37.5 million for the year ended December 31, 2024. This decrease was primarily due to a decrease of $2.6 million in salaries, including a reduction in the base salary and cash bonus components of our three most senior executives' compensation, a decrease of $2.9 million in non-cash stock-based compensation, a decrease of $1.1 million in severance expense, a decrease of $1.3 million in audit fees and other professional service, a decrease of $0.7 million in rent expense, a decrease of $0.3 million in cloud expense, and a decrease of $1.5 million in corporate expenses due to the realignment of our operations as noted above.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration, primarily related to earnouts of certain past acquisitions, we recognized income of $0.6 million for the year ended December 31, 2024.

Impairment. For the year ended December 31, 2025, we incurred impairment charges of $55.4 million, of which $29.4 million was primarily related to assets held for sale, and $26.0 million was related to certain FCC licenses in our media segment. For the year ended December 31, 2024, we incurred impairment charges of $61.2 million, of which $43.3 million was related to goodwill impairment and $17.9 million was related to certain FCC licenses in our media segment.

Loss on lease abandonment. During the first quarter of 2025, we incurred a loss on lease abandonment of $25.2 million related to our previous Santa Monica lease. See Note 7 to Notes to Consolidated Financial Statements.

Restructuring costs. During the third quarter of 2025 our management began to implement the Plan, which is intended to support revenue growth and reduce expenses, primarily in our media operations. As a result, we recorded $2.8 million in restructuring costs for the year ended December 31, 2025. See Note 2 to Notes to Consolidated Financial Statements.

Foreign currency loss. We had a foreign currency loss of $0.5 million for the year ended December 31, 2025 compared to a foreign currency loss of $0.7 million for the year ended December 31, 2024. Foreign currency gains and losses are primarily due to currency fluctuations that affect our operations located outside the United States.

Interest Expense, net. Interest expense, net decreased to $12.8 million for the year ended December 31, 2025 from $14.0 million for the year ended December 31, 2024. This decrease was primarily due to lower interest rate on our debt and a lower principal balance.

Gain (loss) on debt extinguishment. We recorded a loss on debt extinguishment of $0.2 million for the year ended December 31, 2025 due to a prepayment of $10.0 million of our Credit Facility made in the second quarter of 2025 and the amendment of the Original 2023 Credit Agreement in the third quarter of 2025. We recorded a loss on debt extinguishment of $0.1 million for the year ended December 31, 2024 due to prepayments totaling $20.0 million under our Credit Facility.

Realized gain (loss) on marketable securities. We recorded a de minimis amount of realized gain on marketable securities for the year ended December 31, 2025. We recorded a realized loss on marketable securities of $0.1 million for the year ended December 31, 2024.

Income Tax Expense or Benefit. Income tax benefit for the year ended December 31, 2025 was $18.0 million. The effective tax rate for the year ended December 31, 2025 was different from our statutory rate due to foreign and state taxes, non-deductible executive compensation, differences in tax rates in foreign jurisdictions, and return to provision adjustments from certain foreign jurisdictions. Income tax expense for the year ended December 31, 2024 was $4.1 million. The effective tax rate for the year ended December 31, 2024 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non deductible executive compensation, changes in the fair value of the contingent consideration liability, capital loss on disposal of subsidiaries, changes in uncertain tax benefits, worthless stock deduction, and goodwill impairment.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The OECD, many other member states and various other governments have adopted, or are in the process of adopting, Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. The OECD guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2, global minimum tax. On January 5, 2026, the OECD released the “Side-by-Side” (SbS) Safe Harbor guidance, effective January 1, 2026. This guidance provides a framework for coordinating the U.S. tax system with Pillar 2 rules, potentially limiting top-up tax liabilities for qualifying periods. The Company included the tax impact of Pillar 2 in the income tax for the year ended December 31, 2025, based on the rules effective for that period, and continues to evaluate the impact of the Side-by-Side guidance on future periods.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act, which made certain changes to the current tax law and extended certain other tax provisions. We have analyzed the impact of these changes, noting that the main tax law changes that impacted us in 2025 are related to depreciation and Section 163(j) interest expense limitation. We have not taken bonus depreciation in 2025 since given our tax position, the impact on this is nil. Regarding the Section 163(j) limitation, we believe that this will result in less taxable income to us.

Segment Operations

In our former EGP business, we acted as an intermediary between primarily global media companies and advertisers, which consisted of either the enterprise or its ad agency running the advertisement. Our customers were both these primarily global media companies and advertisers. On March 4, 2024, we received a communication from Meta that it intended to wind down its ASP program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. As a result of this communication from Meta, our CEO, who is also our CODM, led a thorough review of our operations, cost structure, digital strategy and organization of our business. This review led to the decision to sell the enterprises comprising our EGP business -- the largest business unit of what was then our digital segment. Following this decision, during the second quarter of 2024, we entered into a definitive agreement to sell substantially all of our EGP business to IMS. The transaction was completed on June 28, 2024. The remaining parts of our EGP business, Jack of Digital and Adsmurai, were each sold back to their respective founders in separate transactions during the second quarter of 2024. See Note 2 to Notes to Consolidated Financial Statements.

Prior to the sale of the EGP business, for financial reporting purposes we reported in three segments – digital, television and audio, based on the type of medium in which we sold advertising. Our digital segment was the largest segment in terms of revenue and our EGP business was the largest component of our digital segment. The sale of the EGP business allowed us to focus our operations on the products and services we sell instead of the type of advertising medium in which we sell them, which had been our historic operational approach. As a result of the sale of our EGP business, effective July 1, 2024, we realigned our operating segments into two segments – media and ATS – consistent with our current operational and management structure, as well as the basis that is now used for internal management reporting and how our CEO evaluates our business. Our reportable segments are the same as our operating segments.

Our media segment consists of sales of advertising through various media, including television, radio and digital. We own and/or operate one of the largest groups of Spanish-language television and radio stations in the United States. Our assets include 47 television stations and 44 radio stations (37 FM and 7 AM). These stations are concentrated in 13 of the 20 highest-density Latino markets in the United States. We are the largest affiliate group of the Spanish-language Univision and UniMás networks, which are owned by TelevisaUnivision. We also provide digital marketing services for businesses targeting Latino consumers.

Our ATS segment provides global performance marketing solutions primarily to mobile app developers. We operate this segment through two distinct business units: Smadex, our programmatic advertising platform, and Adwake, our performance-based marketing agency.

Media

Net Revenue. Net revenue in our media segment decreased to $176.7 million for the year ended December 31, 2025 from $222.1 million for the year ended December 31, 2024. This decrease was primarily due to a decrease of $39.8 million in broadcast advertising revenue, a decrease of $4.4 million in retransmission consent revenue, a decrease of $0.7 million in spectrum usage rights revenue, and a decrease of $2.0 million in other revenue, partially offset by an increase of $1.6 million in digital advertising revenue.

In general, the traditional broadcast industry is continuing to experience dramatic transformation. Most of our broadcast stations face declining audiences, which we believe is the situation across the industry, competitive factors with the other major Spanish-language broadcasters, and changing demographics and preferences of audiences, particularly younger audiences, in terms of the media they prefer to consume, including streaming and social media. We anticipate that these changes in viewer habits and preferences will persist at least for the foreseeable future and possibly permanently. Additionally, we have previously noted a trend for advertising to move increasingly from traditional media, such as television and radio, to new media, such as digital media, and we expect this trend will also continue at least for the foreseeable future and possibly permanently. While we believe that none of these new technologies and services can completely replace local broadcast stations due to the element of localism that traditional broadcasting offers, the challenges we face in our broadcast operations from new technologies and services will persist and continue to present significant challenges, requiring attention, adaptability and action from management. We must continue to address these changes, including the need to further adjust our business strategies accordingly. Among the steps we have taken so far has been an emphasis on increasing local news and digital offerings, and their integration with our broadcast offerings. No assurances can be given that these or other strategies will be successful in meeting the changes and challenges we face.

Cost of revenue. Cost of revenue in our media segment increased to $18.2 million for the year ended December 31, 2025 from $16.7 million for the year ended December 31, 2024, primarily due to the increase in costs associated with the increase in digital advertising revenue and a decrease in gross margins.

Direct operating expenses. Direct operating expenses in our media segment decreased to $109.6 million for the year ended December 31, 2025 from $111.0 million for the year ended December 31, 2024, primarily due to a decrease of $2.6 million in expenses associated with the decrease in revenue and a decrease of $1.2 million in non-cash stock-based compensation, partially offset by an increase of $1.8 million in salaries and other employee benefits, an increase of $0.2 million in ratings services, an increase of $0.2 million in expenses due to the realignment of our operations as noted above, and an increase of $0.2 million in other items which were individually immaterial.

Selling, general and administrative expenses. Selling, general and administrative expenses in our media segment increased to $44.0 million for the year ended December 31, 2025 from $42.8 million for the year ended December 31, 2024, primarily due to an increase of $1.0 million in salaries and other employee benefits, and an increase of $1.3 million in expenses due to the realignment of our operations as noted above. The increase was partially offset by a decrease in rent expense of $1.0 million.

Advertising Technology & Services

Net Revenue. Net revenue in our advertising technology & services segment increased to $270.9 million for the year ended December 31, 2025 from $142.9 million for the year ended December 31, 2024. The increase was primarily due to increase in advertising revenue from Smadex, including a large customer that we acquired in the second half of 2025; the results of investments we made in the AI capabilities of our platform; and increased sales capacity, which enabled increased monthly active advertisers and revenue per monthly active advertiser, and increase in advertising revenue from Adwake.

Cost of revenue. Cost of revenue in our advertising technology & services segment increased to $165.9 million for the year ended December 31, 2025 from $85.5 million for the year ended December 31, 2024, primarily due to costs associated with the increase in digital advertising revenue.

We have previously noted a trend on a global basis in our ATS operations whereby advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this general trend, we have been offering our programmatic purchasing platform, Smadex, to advertisers, which lowers cost to our advertising customers. Among other things, this has led to lower margins in the products and services we sell, which we anticipate will persist for at least the foreseeable future and possibly permanently. The digital advertising industry as a whole remains dynamic and continues to undergo rapid changes in technology, customer expectation and competition. We expect this trend to continue and possibly accelerate. We must continue to address these dynamic and rapid changes, including the need to further adjust our business strategies, make appropriate investments in our technology and offer new products and services as appropriate. No assurances can be given that the strategies we have pursued and investments we have made, and those we may pursue or make in the future will be successful.

Direct Operating Expenses. Direct operating expenses in our advertising technology & services segment increased to $47.2 million for the year ended December 31, 2025 from $25.3 million for the year ended December 31, 2024, primarily due to an increase of $17.0 million in cloud infrastructure expenses, an increase of $4.5 million in salaries and bonus expense, and an increase of $0.4 million in other items which were individually immaterial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our advertising technology & services segment increased to $22.8 million for the year ended December 31, 2025, from $20.1 million for the year ended December 31, 2024, primarily due to salaries expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net loss attributable to common stockholders of $79.2 million, $148.9 million and $15.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. We had positive cash flow from operations of $10.6 million, $74.7 million and $75.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is sufficient to meet our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $59.4 million, and available for sale marketable securities in the additional amount of $3.8 million, as of December 31, 2025. Our liquidity is not materially affected by the amounts held in accounts outside the United States.

On March 4, 2024, we received a communication from Meta that it intended to wind down its authorized sales partner, or ASP, program globally and end its relationship with all of its ASPs, including us, by July 1, 2024. As a result, we conducted a thorough review of our digital strategy, operations and cost structure, and during the second quarter of 2024 made the decision to dispose of the operations of EGP, our then digital commercial partnerships business, which was completed during the second quarter of 2024.

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

To the extent that our then-current liquidity is insufficient to fund our business activities or if we do not remain in compliance with our financial covenants under the Amended Credit Agreement, we may be required to seek additional equity or debt financing in the future to satisfy capital requirements. There is no guarantee that any such capital would be available to us on favorable terms, or at all. The failure to obtain any required capital could have a material adverse effect on our operations and financial condition.

Credit Facility

On March 17, 2023, we entered into our Credit Facility, pursuant to the Original 2023 Credit Agreement, by and among us, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders”). The Original 2023 Credit Agreement amended, restated and replaced in its entirety our previous credit agreement. The Original 2023 Credit Agreement was amended on July 15, 2025, effective as of June 30, 2025, with respect to certain financial covenants and certain other provisions of our Credit Facility.

In March 2024, we made a prepayment of $10.0 million under our Credit Facility.

In June 2024, we made an additional prepayment of $10.0 million under our Credit Facility, of which $4.9 million was a mandatory prepayment as a result of the EGP disposition.

In June 2025, we made an additional prepayment of $10.0 million under our Credit Facility.

On July 15, 2025, the Lenders and we entered into the Amended Credit Agreement, effective as of June 30, 2025. Effective June 30, 2025, the Lenders and we also corrected certain administrative and clerical errors in the Amended Credit Agreement.

For more information, see Item 1A, "Risk Factors", Note 9 to Notes to Consolidated Financial Statements, and the Amended Credit Agreement, which is filed as an exhibit to this report.

Cash Flow

Net cash flow provided by operating activities was $10.6 million for the year ended December 31, 2025, compared to net cash flow provided by operating activities of $74.7 million for the year ended December 31, 2024. The decrease in cash flow from operating activities was primarily due to a decrease in net changes in our working capital of positive $9.1 million for year ended December 31, 2025 compared to positive $58.6 million for the year ended December 31, 2024. The net changes in working capital were primarily due to the timing of cash payments to publishers and collections from customers. The decrease in cash flow from operating activities was also due to a decrease in net income after adjusting for non-cash items. Significant non-cash items in the year ended December 31, 2025 included impairment charges of $55.4 million, loss on lease abandonment charges of $25.2 million, depreciation and amortization expense of $12.3 million, deferred income tax of $25.1 million, and non-cash stock based compensation of $11.0 million. Significant non-cash items for the year ended December 31, 2024 included impairment charges of $110.7 million, the loss on sale related to our former EGP business of $45.2 million, depreciation and amortization expense of $20.8 million, non-cash stock based compensation of $13.8 million, income related to the change in fair value of contingent consideration of $13.2 million, deferred income taxes of $10.3 million, and income attributable to redeemable noncontrolling interest of $2.8 million.

Net cash flow used in investing activities was $6.1 million for the year ended December 31, 2025, compared to $26.8 million for the year ended December 31, 2024. The decrease in net cash flow used in investing activities was primarily due to cash divested of $40.5 million, partially offset by proceeds from loan receivable of $13.6 million for the year ended December 31, 2024, related to the sale of our former EGP business, which did not recur in the year ended December 31, 2025. Additionally, the decrease in net cash flow used in investing activities was partially offset by reduction in proceeds from the sale of marketable securities to $2.6 million for the year ended December 31, 2025 compared to $10.8 million for the year ended December 31, 2024.

We anticipate that our capital expenditures will be approximately $8.0 million during the full year 2026. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $41.0 million for the year ended December 31, 2025, compared to $57.7 million for the year ended December 31, 2024. The decrease in cash flow used in financing activities was primarily due to payments of contingent consideration of $15.7 million and distributions to noncontrolling interest of $1.1 million for the year ended December 31, 2024, which did not recur in the year ended December 31, 2025.

Commitments and Contractual Obligations

Our material contractual obligations at December 31, 2025 which are not reflected as liabilities in the Consolidated Balance Sheets include media research and ratings providers, to provide television and radio audience measurement services, of approximately $25.2 million, and other amounts consist primarily of obligations for software licenses utilized by our sales team of approximately $3.6 million.

We have also entered into employment agreements with certain of our key employees, including our current Chief Executive Officer.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2025. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may affect our financial position, results of operations and/or cash flows due to adverse changes in the financial markets. We are also exposed to market risk from changes in the base rates on our Credit Facility.

Interest Rates

As of December 31, 2025, we had $167.7 million of variable rate bank debt outstanding under our Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the Amended Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio (as defined in the Amended Credit Agreement) or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. For example, if the SOFR were to increase or decrease by a hypothetical 100 basis points, or one percentage point, from its December 31, 2025 level, our annual interest expense would increase or decrease, respectively, and cash flow from operations would decrease or increase, respectively, by $1.7 million based on the outstanding balance of our term loan as of December 31, 2025.

Foreign Currency

We have certain foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our advertising technology & services operations, and we expect a portion of our future revenues will be denominated in currencies other than the U.S. dollar, primarily the Euro. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at December 31, 2025 would not be material to our consolidated results of operations or overall financial condition.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements. During the quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation

3.2(2)	Eighth Amended and Restated Bylaws

4.1(3)	Description of the Registrant's Securities

10.1(4)†	2000 Omnibus Equity Incentive Plan

10.2(5)†	Amended and Restated 2004 Equity Incentive Plan

10.3(5)†	2024 Employee Stock Purchase Plan

10.4(6)†	Employment Agreement, dated June 19, 2023, by and between the Company and Michael Christenson

10.5(6)†	Entravision Communications Corporation 2023 Inducement Plan

10.6(6)†	Entravision Communications Corporation 2023 Inducement Plan, Restricted Stock Unit Award

10.7(6)†	Entravision Communications Corporation 2023 Inducement Plan, Performance Unit Award

10.8(6)†	Participation Agreement, effective June 19, 2023, by and between the Company and Michael Christenson

10.9(7)†	Letter Agreement, dated April 4, 2025, by and between the Company and Michael Christenson

10.10(8)†	Executive Compensation Letter Agreement effective as of March 15, 2024 by and between the Company and Mark Boelke

10.11(8)†	Participation Agreement effective as of March 18, 2024 by and between the Company and Mark Boelke

10.12(9)†	Amendment to Executive Compensation Letter Agreement effective as of December 12, 2024 by and between the Company and Mark Boelke

10.13(7)†	Letter Agreement, dated April 4, 2025, by and between the Company and Mark Boelke

10.14(10)†	Executive Compensation Letter Agreement effective as of May 12, 2023 by and between the Company and Jeffery Liberman

10.15(10)†	Participation Agreement effective as of May 14, 2023 by and between the Company and Jeffery Liberman

10.16(7)†	Letter Agreement, dated April 4, 2025, by and between the Company and Jeffery Liberman

10.17(11)†	Consulting Agreement effective as of October 1, 2025 by and between the Company and Brad Bender

10.18(10)†	Executive Cash Incentive Bonus Plan

10.19(10)†	Entravision Communications Corporation Executive Severance and Change in Control Plan

10.20(12)†	Non-Employee Director Compensation Policy

10.21(13)†	Form of Restricted Stock Unit Award under the Amended and Restated 2004 Equity Incentive Plan (directors)

10.22(13)†	Form of Restricted Stock Unit Award under the Amended and Restated 2004 Equity Incentive Plan (employees)

10.23(14)†	Form of Indemnification Agreement for officers and directors of the Company

10.24(15)

Cooperation Agreement, dated as of May 4, 2023, by and among the Company, Alexandra Seros, Estate of Walter F. Ulloa, Alexandra Seros, as Trustee of the Seros Ulloa Family Trust of 1996 and Thomas Strickler, as Trustee of The Walter F. Ulloa Irrevocable Trust of 1996

10.25(4)	Form of Investors Rights Agreement by and among the Company and certain of its stockholders

10.26(16)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between the Company and Univision Communications Inc.

10.27(16)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between the Company and Univision Communications Inc.

10.28(17)	Station Affiliation Agreement, dated as of October 2, 2017, by and between the Company, The Univision Network Limited Partnership and UniMás Network

10.29(18)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between the Company and Univision Network Limited Partnership

10.30(19)

Amendment No. 1, dated as of July 15, 2025, to Existing Credit Agreement, by and among the Company, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other financial institutions party thereto as Lenders

19*	Insider Trading Policy

21.1*	Subsidiaries of the Company

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97(3)†	Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
(8)
Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 8, 2024.
(9)
Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025.
(10)
Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 17, 2023.
(11)
Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 4, 2025.
(12)
Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 4, 2023.
(13)
Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023.
(14)
Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 5, 2025.
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

Date: March 5, 2026

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

Signature	Title	Date

/s/ Michael J. Christenson Michael J. Christenson	Chief Executive Officer (principal executive officer) and Director	March 5, 2026

/s/ Mark Boelke Mark Boelke	Treasurer and Chief Financial Officer (principal financial officer)	March 5, 2026

/s/ Bill Mcnally Bill McNally	Chief Accounting Officer and Corporate Controller (principal accounting officer)	March 5, 2026

/s/ Brad Bender Brad Bender	Director	March 5, 2026

/s/ Martha Elena Diaz Martha Elena Diaz	Director	March 5, 2026

/s/ Thomas Strickler Thomas Strickler	Director	March 5, 2026

/s/ Lara Sweet Lara Sweet	Director	March 5, 2026

/s/ Gilbert R. Vasquez Gilbert R. Vasquez	Director	March 5, 2026

/s/ Fehmi Zeko Fehmi Zeko	Director	March 5, 2026

/s/ Paul A. Zevnik Paul A. Zevnik	Director and Chair	March 5, 2026

ENTRAVISION COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Entravision Communications Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation and subsidiaries (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Intangible Assets Not Subject to Amortization – Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company’s broadcast licenses are indefinite life intangible assets not subject to amortization. The Company tests its broadcast licenses for impairment annually or more frequently if certain events or certain changes in circumstances indicate they may be impaired. The unit of accounting used to test broadcast licenses represents all licenses owned and operated within an individual market cluster, because such licenses are used together, are complementary to each other and are representative of the best use of those assets. The Company’s individual market clusters consist of cities or nearby cities. The Company tests its broadcast licenses for impairment based on certain assumptions about these market clusters. The evaluation of impairment for broadcast licenses is performed by a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value, an impairment charge is recorded for the difference. The estimated fair value of indefinite life intangible assets is determined by using an income approach valuation model. The income approach model estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate at its highest and best use. The income approach model requires the Company to make a series of cash flow assumptions, such as revenue projections, profit margin projections, and long-term growth rates, discounted by an estimated weighted-average cost of capital.

We identified the broadcast license indefinite life intangible assets as a critical audit matter because the determination of fair value involves significant assumptions made by management, including the revenue projections, profit margin projections, long-term growth rates, and weighted-average cost of capital. This required a high degree of auditor judgement and an increased amount of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the broadcast license impairment analysis included the following, among others:

•
We tested the effectiveness of controls over management’s broadcast license impairment evaluation, including those over the determination of the fair value of each market’s licenses such as controls related to management’s revenue projections, and other valuation inputs (e.g. method, weighted-average cost of capital, long-term growth rates).
•
We evaluated the reasonableness of the underlying data used in the method, such as revenue projections and profit margin projections by considering consistency with third-party industry forecasts, alongside evidence obtained in other areas of the audit, and communications with management.

With the assistance of our fair value specialists, we:

•
Evaluated the reasonableness of the valuation methodology.
•
Evaluated the reasonableness of the valuation assumptions for weighted-average cost of capital, long-term growth rates, and tested the mathematical accuracy of the calculation.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 5, 2026 We have served as the Company's auditor since 2022.

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$59,439	$95,914
Marketable securities	3,762	4,694
Restricted cash	797	786
Trade receivables (including related parties of $2,574 and $3,556), net of allowance for doubtful accounts of $2,466 and $3,034	94,912	68,319
Assets held for sale	5,597	—
Prepaid expenses and other current assets (including related parties of $274 and $274)	18,974	16,587
Total current assets	183,481	186,300
Property and equipment, net of accumulated depreciation of $144,387 and $154,885	44,797	60,616
Intangible assets subject to amortization, net of accumulated amortization of $64,154 and $62,330 (including related parties of $928 and $1,857)	2,593	4,417
Intangible assets not subject to amortization	123,275	177,276
Goodwill	7,352	7,352
Deferred income taxes	3,823	2,650
Operating leases right of use asset	18,807	40,762
Other assets	3,383	7,905
Total assets	$387,511	$487,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$20,000	$-
Accounts payable and accrued expenses (including related parties of $989 and $890)	91,736	53,882
Operating lease liabilities	9,737	7,744
Total current liabilities	121,473	61,626
Long-term debt, less current maturities, net of unamortized debt issuance costs of $631 and $792	147,119	186,958
Long-term operating lease liabilities	36,775	42,101
Other long-term liabilities	12,197	12,168
Deferred income taxes	14,505	38,405
Total liabilities	332,069	341,258

Commitments and contingencies (note 12)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at December 31, 2025 82,596,319 and December 31, 2024 81,623,559	8	8
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at December 31, 2025 and 2024 9,352,729	1	1
Additional paid-in capital	804,075	815,532
Accumulated deficit	(747,887)	(668,720)
Accumulated other comprehensive income (loss)	(755)	(801)
Total stockholders' equity	55,442	146,020
Total liabilities and equity	$387,511	$487,278

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Net revenue	$447,594	$364,948	$297,043
Expenses:
Cost of revenue	184,112	102,196	77,214
Direct operating expenses (including related parties of $5,011, $8,618, and $6,050) (including non-cash stock-based compensation of $4,351, $4,853, and $7,308)	156,802	136,262	113,231
Selling, general and administrative expenses	66,770	62,868	49,761
Corporate expenses (including non-cash stock-based compensation of $6,629, $9,539, and $14,216)	27,026	37,498	50,294
Depreciation and amortization (including related parties of $929, $928, and $928)	12,342	16,821	16,392
Change in fair value of contingent consideration	—	(629)	821
Impairment charge	55,380	61,220	13,267
Loss on lease abandonment	25,191	—	—
Restructuring costs	2,813	—	—
Foreign currency (gain) loss	523	692	1,950
Other operating (gain) loss	—	—	609
	530,959	416,928	323,539
Operating income (loss)	(83,365)	(51,980)	(26,496)
Interest expense	(15,121)	(16,472)	(16,833)
Interest income	2,286	2,458	3,405
Dividend income	9	10	35
Gain (loss) on debt extinguishment	(214)	(91)	(1,556)
Realized gain (loss) on marketable securities	7	(110)	(93)
Income (loss) before income taxes	(96,398)	(66,185)	(41,538)
Income tax (expense) benefit	18,000	(4,105)	8,392
Net income (loss) from continuing operations	(78,398)	(70,290)	(33,146)
Net income (loss) from discontinued operations, net of tax	(769)	(78,618)	17,709
Net income (loss) attributable to common stockholders	$(79,167)	$(148,908)	$(15,437)
Basic and diluted earnings (loss) per share:
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.87)	$(1.66)	$(0.18)
Cash dividends declared per common share, basic and diluted	$0.20	$0.20	$0.20
Weighted average common shares outstanding, basic and diluted	91,016,645	89,876,538	87,901,938

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(79,167)	$(148,908)	$(15,437)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(1)	8	88
Change in fair value of marketable securities	47	106	507
Total other comprehensive income (loss)	46	114	595
Comprehensive income (loss) attributable to common stockholders	$(79,121)	$(148,794)	$(14,842)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Number of Common Shares		Common Stock				Accumulated
			Class	Class	Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling
	Class A	Class U	A	U	Capital	Deficit	Income (Loss)	Interest	Total
Balance, January 1, 2023	78,172,827	9,352,729	$8	$1	$776,298	$(504,375)	$(1,510)	$14,947	$285,369
Issuance of common stock upon exercise of stock options or awards of restricted stock units	1,958,490	—	—	—	554	—	—	—	554
Tax payments related to shares withheld for share-based compensation plans	19,189	—	—	—	(4,057)	—	—	—	(4,057)
Stock-based compensation expense	—	—	—	—	23,698	—	—	—	23,698
Dividends paid	—	—	—	—	(17,588)	—	—	—	(17,588)
Dividends equivalents payable	—	—	—	—	(933)	—	—	—	(933)
Change in fair value of marketable securities	—	—	—	—	—	—	436	—	436
Foreign currency translation gain (loss)	—	—	—	—	—	—	88	—	88
OCI release due to realized gain (loss) on marketable securities	—	—	—	—	—	—	71	—	71
Acquisition of noncontrolling interest	—	—	—	—	(751)	—	—	(624)	(1,375)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,356)	(4,356)
Accounting for Adsmurai transaction	—	—	—	—	(33,975)	—	—	(9,625)	(43,600)
Net income (loss) attributable to common stockholders	—	—	—	—	—	(15,437)	—	(342)	(15,779)
Balance, December 31, 2023	80,150,506	9,352,729	8	1	743,246	(519,812)	(915)	—	222,528
Issuance of common stock upon exercise of stock options or awards of restricted stock units	1,473,053	—	—	—	-	—	—	—	-
Tax payments related to shares withheld for share-based compensation plans	—	—	—	—	(2,564)	—	—	—	(2,564)
Stock-based compensation expense	—	—	—	—	13,848	—	—	—	13,848
Dividends paid	—	—	—	—	(17,975)	—	—	—	(17,975)
Dividends equivalents payable	—	—	—	—	(927)	—	—	—	(927)
Change in fair value of marketable securities	—	—	—	—	—	—	25	—	25
Foreign currency translation gain (loss)	—	—	—	—	—	—	8	—	8
OCI release due to realized gain (loss) on marketable securities	—	—	—	—	—	—	81	—	81
Accounting for discontinued operations	—	—	—	—	79,904	—	—	—	79,904
Net income (loss) attributable to common stockholders	—	—	—	—	—	(148,908)	—	—	(148,908)
Balance, December 31, 2024	81,623,559	9,352,729	8	1	815,532	(668,720)	(801)	—	146,020
Issuance of common stock upon exercise of stock options or awards of restricted stock units	972,760	—	—	—	—	—	—	—	—
Tax payments related to shares withheld for share-based compensation plans	—	—	—	—	(2,318)	—	—	—	(2,318)
Stock-based compensation expense	—	—	—	—	10,980	—	—	—	10,980
Dividends paid	—	—	—	—	(18,199)	—	—	—	(18,199)
Dividends equivalents payable	—	—	—	—	(1,920)	—	—	—	(1,920)
Change in fair value of marketable securities	—	—	—	—	—	—	55	—	55
Foreign currency translation gain (loss)	—	—	—	—	—	—	(1)	—	(1)
OCI release due to realized gain (loss) on marketable securities	—	—	—	—	—	—	(8)	—	(8)
Net income (loss) attributable to common stockholders	—	—	—	—	—	(79,167)	—	—	(79,167)
Balance, December 31, 2025	82,596,319	9,352,729	$8	$1	$804,075	$(747,887)	$(755)	$-	$55,442

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(79,167)	$(148,908)	$(15,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,342	20,779	28,007
Impairment charge	55,380	110,658	13,267
Loss on lease abandonment	25,191	—	—
Deferred income taxes	(25,079)	(10,281)	(10,965)
Non-cash interest	1,410	284	355
Amortization of syndication contracts	427	450	471
Payments on syndication contracts	(390)	(451)	(480)
Non-cash stock-based compensation	10,980	13,848	23,698
(Gain) loss on marketable securities	(7)	110	93
(Gain) loss on disposal of property and equipment	199	277	737
Loss (gain) on the sale of businesses	—	45,187	—
(Gain) loss on debt extinguishment	214	91	1,556
Change in fair value of contingent consideration	—	(13,198)	(2,539)
Net income (loss) attributable to redeemable noncontrolling interest - discontinued operations	—	(2,779)	158
Net income (loss) attributable to noncontrolling interest - discontinued operations	—	—	(342)
Changes in assets and liabilities, net of businesses acquired and disposed of:
(Increase) decrease in trade receivables, net	(26,197)	10,092	(9,247)
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	8,104	9,878	7,826
Increase (decrease) in accounts payable, accrued expenses and other liabilities	27,242	38,668	38,038
Net cash provided by (used in) operating activities	10,649	74,705	75,196
Cash flows from investing activities:
Proceeds from sale of assets/business, net of cash divested	—	(40,481)	258
Purchases of property and equipment	(7,135)	(8,463)	(27,327)
Purchase of businesses, net of cash acquired	—	—	(6,930)
Purchases of marketable securities	(1,551)	(2,303)	(11,355)
Proceeds from sale of marketable securities	2,552	10,789	43,335
Proceeds from loan receivable	—	13,636	—
Purchases of investments	—	—	(300)
Issuance of loan receivable	—	—	(13,636)
Net cash provided by (used in) investing activities	(6,134)	(26,822)	(15,955)
Cash flows from financing activities:
Proceeds from stock option exercises	—	—	554
Tax payments related to shares withheld for share-based compensation plans	(2,318)	(2,564)	(4,057)
Payments on debt	(20,000)	(20,275)	(215,745)
Dividends paid	(18,199)	(17,975)	(17,588)
Distributions to noncontrolling interest	—	(1,078)	(3,380)
Payment of contingent consideration	—	(15,650)	(35,113)
Principal payments under finance lease obligation	(137)	(148)	(152)
Proceeds from borrowings on debt	—	—	213,087
Payments for debt issuance costs	(325)	—	(1,777)
Net cash provided by (used in) financing activities	(40,979)	(57,690)	(64,171)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	(2)	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,464)	(9,809)	(4,935)
Cash, cash equivalents and restricted cash:
Beginning	96,700	106,509	111,444
Ending	$60,236	$96,700	$106,509
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$13,711	$16,407	$16,936
Income taxes	$6,000	$9,413	$13,100
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$743	$1,096	$1,987
Fair value of contingent consideration related to acquisitions and purchase of noncontrolling interest	$—	$—	$1,854
Fair value of put and call option	$—	$—	$43,600
Dividends equivalents payable	$2,725	$1,287	$783

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

The Company owns and/or operates one of the largest groups of Spanish-language television and radio stations in the United States. The Company is the largest affiliate group of the Spanish-language Univision and UniMás networks, which are owned by TelevisaUnivision.The Company also provides digital marketing services for businesses targeting Latino consumers. The Company provides global performance marketing solutions primarily to mobile app developers, through two distinct business units: Smadex, the Company’s programmatic advertising platform, and Adwake, its performance-based marketing agency.

The Company has organized its operations into two reportable segments. Its media segment includes its television, radio and digital marketing operations. Its advertising and technology services (“ATS”) segment provides programmatic advertising and technology services through Smadex and Adwake.

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

Discontinued Operations

On March 4, 2024, the Company received a communication from Meta Platforms, Inc. (“Meta”) that it intended to wind down its Authorized Sales Partners ("ASP") program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024. As a result of this communication from Meta, the Company conducted a thorough review of its digital strategy, operations and cost structure, and during the second quarter of 2024 made the decision to dispose of the operations of its Entravision Global Partners ("EGP") business. Following this decision, during the second quarter of 2024, the Company entered into a definitive agreement to sell substantially all of its EGP business to IMS Internet Media Services, Inc. ("IMS"). The transaction was completed on June 28, 2024. The remaining parts of the Company's EGP business, Jack of Digital ("Jack of Digital") and Adsmurai, S.L. ("Adsmurai"), were each sold back to their respective founders in separate transactions during the second quarter of 2024. See Note 3 for additional details.

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

The Company concluded that the assets of its EGP business met the criteria for classification as held for sale. Additionally, the Company determined that the disposal, which was initiated and completed during the second quarter of 2024, represented a strategic shift that had a major effect on the Company's operations and financial results. As such, the results of the Company's former EGP business are presented as discontinued operations in the Consolidated Statements of Operations for all periods presented. There were no remaining assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2025 and 2024.

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

As part of ongoing negotiations, during the third quarter of 2025, the purchase price was reduced by $1.7 million, to $3.0 million. Also, additional assets with a carrying value of $3.8 million were included in the transaction, without an increase in the purchase price. As a result of these changes, the Company recorded an additional impairment charge of $5.5 million in the third quarter of 2025. The parties signed a definitive agreement for the transaction in January 2026, with closing to occur pending regulatory approval from the government of Mexico.

The fair value less estimated costs to sell of $3.0 million is presented as Assets Held for Sale in the Consolidated Balance Sheet as of December 31, 2025.

In June 2025, the Company’s management made the decision to sell three of its owned office buildings in Corpus Christi, Texas, El Centro, California and Midland, Texas. The sales would include the buildings and all related building improvements, land and land improvements. These assets met the criteria for classification as assets held for sale. The carrying amount of each of the buildings and related fixed assets were lower than the fair value less cost to sell. The carrying amounts totaling $2.6 million are presented as Assets Held for Sale in the Consolidated Balance Sheet as of December 31, 2025.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s operations are affected by numerous factors, including changes in audience acceptance (i.e. ratings), priorities of advertisers, new laws and governmental regulations, and policies and technological advances. The Company cannot predict if any of these factors might have a significant impact on the television, radio, or digital advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, stock-based compensation, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, disclosure of the fair value of debt, deferred income taxes and the purchase price allocations used in the Company’s acquisitions.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and commercial paper. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. The Company had $16.3 million and $11.1 million in cash and cash equivalents held outside the United States as of December 31, 2025 and 2024, respectively.

Restricted Cash

As of December 31, 2025 and 2024, the Company’s balance sheet includes $0.8 million in restricted cash as temporary collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$59,439	$95,914	$67,398
Cash and cash equivalents - discontinued operations	—	—	$38,341
Restricted cash	797	786	770
Total as presented in the Consolidated Statements of Cash Flows	$60,236	$96,700	$106,509

Investments

The Company’s available for sale debt securities totaled $3.8 million as of December 31, 2025, and were comprised of corporate bonds and notes, which were recorded at their fair market value within “Marketable securities” in the consolidated balance sheet (see Note 10).

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

Intangible Assets Not Subject to Amortization

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company has bank deposits in excess of Federal Deposit Insurance Corporation insurance limits. As of December 31, 2025, the majority of all U.S. deposits are maintained in three financial institutions. The Company has not experienced any losses in such accounts and believes that it is not currently exposed to significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all or substantially all of the bank deposits held in banks outside the United States are not insured.

The Company’s credit risk is spread across a large number of advertisers, thereby spreading the trade receivable credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that it is managing its trade receivable credit risk effectively. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables, based on a review of all outstanding amounts on a monthly basis. An allowance for doubtful accounts is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

No single advertiser represents more than 5% of the total trade receivables as of December 31, 2025 and 2024.

Revenue from the largest advertiser represented 9% of the Company's total revenue for the year ended December 31, 2025. This advertiser pays on a current basis and management does not believe that this concentration of credit represents a significant risk to the Company. No other advertiser represented more than 5% of the Company's total revenue for the year ended December 31, 2025.

No single advertiser represented more than 5% of the Company's total revenue for the years ended December 31, 2024 and 2023.

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

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense that aggregated $0.8 million, $1.3 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The net charge off of bad debts aggregated $1.4 million, $0.5 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

The carrying amount of the Term Loan A Facility as of December 31, 2025 approximated its fair value. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

Cost of Revenue

Cost of revenue consists of the costs of online media acquired from third-parties in both the Company's Media and ATS segments.

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

The Company granted RSUs during each of the years ended December 31, 2025, 2024 and 2023. The estimated fair value of the RSUs granted is based on the Company's share price on the grant date. In addition, the Company granted PSUs during the years ended December 31, 2025, 2024 and 2023. The estimated fair value of the PSUs was estimated using a Monte Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period.

Beginning with grants made in 2023, a dividend equivalent equal to the amount paid, if any, in respect of one share of the securities underlying the RSUs and PSUs begins accruing with respect to the RSUs and PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs and PSUs.

The Company did not grant any stock options during the years ended December 31, 2025, 2024 and 2023.

Earnings Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Numerator:
Net income (loss) from continuing operations	$(78,398)	$(70,290)	$(33,146)
Net income (loss) from discontinued operations	(769)	(78,618)	17,709
Net income (loss) attributable to common stockholders	$(79,167)	$(148,908)	$(15,437)

Basic and diluted earnings (loss) per share:
Denominator:
Weighted average common shares outstanding, basic and diluted	91,016,645	89,876,538	87,901,938

Per share:
Income (loss) per share from continuing operations	$(0.86)	$(0.78)	$(0.38)
Income (loss) per share from discontinued operations	(0.01)	(0.88)	0.20
Net income (loss) per share attributable to common stockholders	$(0.87)	$(1.66)	$(0.18)

Basic earnings per share is computed as net income divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, RSUs and PSUs.

For the year ended December 31, 2025, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 2,948,241 equivalent shares of dilutive securities for the year ended December 31, 2025.

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

Loss on Lease Abandonment

At the time of a lease termination, the operating lease right-of-use ("ROU") asset is derecognized, while the corresponding lease liability is evaluated and derecognized by the Company based any remaining contractual obligations as of the lease termination date. See Note 7 for further detail.

Restructuring

During the third quarter of 2025, the Company's management began to implement an ongoing organization design plan (the "Plan") intended to support revenue growth and reduce expenses, primarily in the Company’s media operations.

Key components of the Plan that were implemented during the third quarter include:

•
a reduction of 39 employees, representing approximately 5% of the Company's media segment workforce, primarily in back-office roles, across various departments including news, engineering, traffic and accounting. These actions resulted in severance charges of approximately $0.7 million for the year ended December 31, 2025;
•
the abandonment of five leased facilities, with impacted employees transitioning to remote work. The associated ROU assets, with a total carrying value of approximately $2.4 million were expensed for the year ended December 31, 2025. In addition, the Company recorded a gain on settlement of the lease liability of $0.4 million for the year ended December 31, 2025; and
•
the shutdown of certain legacy international operations within the advertising technology & services segment, resulting in contract termination costs of approximately $0.1 million for the year ended December 31, 2025.

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. As a result of the implementation of the Plan and the actions described above, for the year ended December 31, 2025 the Company recorded total charges of $2.8 million, net of a gain on settlement of the lease liability of $0.4 million, which are included within Restructuring costs in the Company's Consolidated Statements of Operations. As of December 31, 2025 the Company had a remaining restructuring liability of $0.1 million which is included within Accounts payable and accrued expenses in the Company's Consolidated Balance Sheets.

The following table rolls forward the activity in the restructuring liability:

(in thousands)
Beginning balance at December 31, 2024	$-
Additional restructuring and related costs	2,813
Non-cash charges (included above)	(1,977)
Cash payments	(764)
Ending balance December 31, 2025	$72

The Company may incur additional charges associated with the Plan in future periods; however, it is unable to reasonably estimate the amount of any such future charges as of December 31, 2025.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introduces a more judgment-based approach. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2027 and interim periods within those fiscal years. The ASU can be early adopted and should be applied using either the prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company has adopted ASU 2023-09 effective December 31, 2025 using a prospective approach and included the required disclosures in our notes to the financial statements for our income taxes. See Note 11 for further detail.

Newly Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity ("PBE") to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis during the year ended December 31, 2025. See Note 11 for further detail.

3. DISCONTINUED OPERATIONS

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

For the year ended December 31, 2024, the Company recorded a loss of $40.7 million as a result of this transaction, which is included in Net income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations.

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

For the year ended December 31, 2024, the Company recorded a loss of $2.6 million as a result of this transaction, which was included in Net income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations.

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

For the year ended December 31, 2024, the Company recorded a loss of $1.7 million as a result of this transaction, which was included in Net income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations.

The Company concluded that the assets of the EGP business met the criteria for classification as held for sale. Additionally, the Company determined that the disposal, which was initiated and completed during the second quarter of 2024, represented a strategic shift that had a major effect on the Company's operations and financial results. As such, the results of the Company's former EGP business are presented as discontinued operations in the Consolidated Statements of Operations for all periods presented. Prior periods have been adjusted to conform to the current presentation. There were no remaining assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2025 and 2024.

The following table summarizes the results of discontinued operations, net of tax (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net Revenue	$-	$378,868	$809,824
Expenses:
Cost of revenue	-	341,503	723,187
Direct operating expenses	-	6,654	15,239
Selling, general and administrative expenses	769	25,124	42,218
Depreciation and amortization	-	3,958	11,615
Change in fair value of contingent consideration	-	(12,568)	(3,360)
Impairment charge	-	49,438	-
Foreign currency (gain) loss	-	2,488	(1,050)
Other operating (gain) loss	-	45,187	-
Operating income (loss)	(769)	(82,916)	21,975
Interest expense	-	(219)	(458)
Interest income	-	731	1,650
Income (loss) from discontinued operations before income taxes	(769)	(82,404)	23,167
Income tax benefit (expense)	-	1,007	(5,642)
Net income (loss) from discontinued operations before noncontrolling interests in discontinued operations	(769)	(81,397)	17,525
Net (income) loss attributable to redeemable noncontrolling interest	-	2,779	(158)
Net (income) loss attributable to noncontrolling interest	-	-	342
Net income (loss) from discontinued operations, net of tax	$(769)	$(78,618)	$17,709

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

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization	$-	$3,958	$11,615
Impairment charge	$-	$49,438	$-
Loss (gain) on the sale of assets/businesses	$-	$45,187	$-
Change in fair value of contingent consideration	$-	$(12,568)	$(3,360)
Non-cash stock-based compensation	$-	$(544)	$2,174
Purchases of property and equipment	$-	$81	$2,882

4. REVENUES

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Year Ended December 31,
	2025	2024	2023
Digital advertising	$303,322	$173,720	$122,906
Broadcast advertising	103,684	143,515	124,722
Spectrum usage rights	6,170	6,884	8,156
Retransmission consent	29,461	33,880	36,556
Other	4,957	6,949	4,703
Total revenue	$447,594	$364,948	$297,043

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

	Year Ended December 31,
	2025	2024	2023
Local direct	$19,369	$20,798	$21,826
Local agency	45,884	51,001	54,485
National agency	38,431	71,716	48,411
Total revenue	$103,684	$143,515	$124,722

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$261,543	$274,148	$216,058
Rest of the World (1)	186,051	90,800	80,985
Total revenue	$447,594	$364,948	$297,043
(1)
Primarily Europe

Deferred Revenue

(in thousands)	December 31, 2024	Increase	Decrease	December 31, 2025
Deferred revenue	$1,801	2,615	(1,801)	$2,615

(in thousands)	December 31, 2023	Increase	Decrease	December 31, 2024
Deferred revenue	$1,977	1,801	(1,977)	$1,801

5. GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the sale of the Company’s EGP business, goodwill of $4.6 million was allocated to discontinued operations based on the relative fair value of the EGP business compared to the fair value of the remaining components that represent a business in the Company’s then digital reporting unit. Further, effective July 1, 2024, the Company has realigned its operating segments into two segments – media and advertising technology & services – based on the products and services it sells, consistent with the Company's current operational and management structure (see Note 18 for more details). The Company has identified each of these two operating segments to be separate reporting units. As a result of this realignment, $2.8 million of goodwill was allocated from the advertising technology & services reporting unit to the media reporting unit based on the relative fair value of the reallocated components that represent a business.

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	December 31,		December 31,		December 31,
	2023	Impairment	2024	Impairment	2025
Media	$43,322	$(43,322)	$—	$—	$—
Advertising Technology & Services	7,352	—	7,352	—	7,352
Consolidated	$50,674	$(43,322)	$7,352	$—	$7,352

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2025 and 2024 is as follows (in thousands):

		2025			2024
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	2	$60,043	$(58,023)	$2,020	$60,043	$(56,933)	$3,110
Customer base	0-1	4,890	(4,589)	301	4,890	(3,865)	1,025
Other	25	1,814	(1,542)	272	1,814	(1,532)	282
Total assets subject to amortization:		$66,747	$(64,154)	$2,593	$66,747	$(62,330)	$4,417
Intangible assets not subject to amortization:
FCC licenses				123,275			177,276
Total intangible assets				$125,868			$181,693

The aggregate amount of amortization expense for the years ended December 31, 2025, 2024 and 2023 was approximately $1.8 million, $2.7 million and $3.1 million, respectively. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Estimated Amortization Expense	Amount
2026	$1,397
2027	171
2028	171
2029	171
2030	171
Thereafter	512
Total	$2,593

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

During the year ended December 31, 2024 the Company recorded a goodwill impairment charge of $43.3 million in its media reporting unit. This impairment charge was a result of the Company updating its internal forecasts of future performance based on lower than anticipated political revenue in the fourth quarter of 2024 and higher projected future costs due to planned investments in news programming and the sales and marketing teams. As a result, there was no goodwill in the media reporting unit as of the annual goodwill testing date, October 1, 2025.

As of the annual goodwill testing date, October 1, 2025, there was $7.4 million of goodwill in the advertising technology & services reporting unit. Based on the assumptions and estimates in Note 2, the fair value of the advertising technology & services reporting unit exceeded its carrying value by over 100%, resulting in no impairment charge for the year ended December 31, 2024. For the year ended December 31, 2025, the Company performed a qualitative assessment and determined that it is more likely than not that the fair value of its advertising technology & services reporting unit is greater than its respective carrying amounts. As a result, the Company determined that a quantitative analysis was not necessary. During the years ended December 31, 2025 and 2024 the Company did not record a goodwill impairment charge in its advertising technology & services reporting unit.

During the year ended December 31, 2023 the Company did not record a goodwill impairment charge in its then television, audio and digital reporting units.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2025, 2024 and 2023. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal values. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

As a result of this impairment analysis, taking into consideration the foregoing factors, the Company recorded the following impairment charges:

•
For the year ended December 31, 2025, the Company recorded:
•
impairment charges of FCC licenses within the media reportable segment in the amount of $26.0 million;
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

As further discussed in Notes 2 and 3, following the communication from Meta on March 4, 2024, that it intended to wind down its ASP program globally and end its relationship with all of its ASPs, including the Company, by July 1, 2024, the Company updated its internal forecasts of future performance and determined that a triggering event had occurred during the first quarter of 2024 that required interim impairment tests within its then digital reporting unit. As a result, the Company recorded a goodwill impairment charge of $35.4 million and intangibles subject to amortization impairment charge of $14.0 million during the first quarter of 2024, with respect to the Company's then digital segment, which amounts were included in the results of discontinued operations.

6. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2025 and 2024 consists of (in millions):

	Estimated useful life (years)	2025	2024
Buildings	40	$14.0	$18.5
Construction in progress	—	0.8	2.9
Transmission, studio and other broadcast equipment	5-15	106.8	115.0
Office and computer equipment	3-7	43.6	41.6
Transportation equipment	5	2.9	3.5
Leasehold improvements and land improvements	Lesser of lease life or useful life	15.0	26.9
		183.1	208.4
Less accumulated depreciation		(144.4)	(154.9)
		38.7	53.5
Land		6.1	7.1
		$44.8	$60.6

Depreciation expense was $10.5 million, $14.1 million, and $13.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following table summarizes the expected future payments related to lease liabilities as of December 31, 2025:

(in thousands)
2026	$9,820
2027	7,758
2028	6,856
2029	6,414
2030	5,854
Thereafter	18,892
Total minimum payments	$55,594
Less amounts representing interest	(9,082)
Present value of minimum lease payments	46,512
Less current operating lease liabilities	(9,737)
Long-term operating lease liabilities	$36,775

The Company’s existing leases have remaining terms of less than one year up to 25 years. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2025 were 8.5 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2024 were 8.4 years and 6.3%, respectively.

The Company’s corporate headquarters and main operational offices for its audio operations are currently located in Burbank, California. The Company's corporate headquarters and main operational offices for its audio operations were previously located in Santa Monica, California. The Company occupied approximately 38,000 square feet of space in the building housing its previous corporate headquarters under a lease, as amended, that was scheduled to expire on January 31, 2034. The Company vacated the facility in February 2025 and ceased making further lease payments. As a result, during the first quarter of 2025 the Company recorded a loss on lease abandonment charges of $16.1 million related to the right of use asset associated with this lease, and $9.1 million related to leasehold improvements associated with this lease. As of December 31, 2025, the Company's consolidated balance sheet included $4.1 million of operating lease liabilities and $19.5 million of long-term operating lease liabilities related to this lease.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$8,309	$10,504	$8,483
Non-cash additions to operating lease assets	$2,930	$5,091	$6,762

The following table summarizes the components of lease expense:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$7,896	$9,758	$9,095
Variable lease cost	756	912	1,295
Short-term lease cost	1,859	1,081	2,810
Total lease cost	$10,511	$11,751	$13,200

For the year ended December 31, 2025, lease cost of $5.8 million, $4.4 million and $0.3 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the year ended December 31, 2024, lease cost of $5.7 million, $5.0 million and $1.1 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the year ended December 31, 2023, lease cost of $5.8 million, $6.2 million and $1.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

As discussed above, in February 2025 following a decision of the Company's management, the Company vacated its previous corporate headquarters in Santa Monica, California and ceased making further payments under the lease, as amended, which lease was scheduled to expire June 30, 2034. See Note 17 for additional details.

Additionally, as noted in Note 2, as a result of beginning to implement the Plan during the third quarter of 2025, the Company abandoned five leased facilities. These leases had total combined ROU assets of $2.4 million which were expensed for the year ended

December 31, 2025. In addition, the company recorded a gain on settlement of the lease liability of $0.4 million for the year ended December 31, 2025. These expenses and related gain were included within Restructuring costs in the Company's Consolidated Statements of Operations.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2025 and 2024 consist of (in millions):

	2025	2024
Accounts payable	$20.0	$16.2
Accrued payroll and compensated absences	7.5	5.6
Accrued bonuses	7.9	6.2
Professional fees	0.5	1.0
Deferred revenue	2.6	1.8
Accrued national representation fees	0.9	1.4
Income taxes payable	5.7	—
Other taxes payable	0.9	1.0
Amounts due under joint sales agreements	0.5	0.3
Accrued property taxes	1.8	2.1
Accrued media costs – digital	34.9	12.5
Other	8.5	5.8
	$91.7	$53.9

9. LONG TERM DEBT

Long-term debt as of December 31, 2025 and 2024 is summarized as follows (in millions):

	2025	2024
Term Loan Facility	$167.7	$187.8
Less current maturities	(20.0)	—
	147.7	187.8
Less unamortized debt issuance costs	(0.6)	(0.8)
	$147.1	$187.0

The scheduled maturities of long-term debt and interest payments schedule as of December 31, 2025 are as follows (in millions):

Year	Principal Maturity	Interest Payments (1)
2026	$20.0	$11.2
2027	20.0	9.8
2028	127.7	1.9
	$167.7	$22.9

(1) Interest payments are based on an assumed rate of 6.92%, which was the rate as of December 31, 2025 for the associated Credit Facility.

Credit Facility

On 2023 Closing Date, the Company entered into the Credit Facility, pursuant to the Original 2023 Credit Agreement, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders” and individually each a “Lender”). The Original 2023 Credit Agreement amended, restated and replaced in its entirety the Company's previous credit agreement. The Original 2023 Credit Agreement was amended on July 15, 2025, effective as of June 30, 2025, pursuant to the Amended Credit Agreement, with respect to certain financial covenants and certain other provisions of the Credit Facility as discussed further below.

On the 2023 Closing Date, the Company repaid in full all of the outstanding obligations under its previous credit agreement and accounted for this repayment as an extinguishment of debt in accordance with Accounting Standards Codification ("ASC") 470, "Debt".

As provided in the Original 2023 Credit Agreement, the Credit Facility consisted of (i) a $200.0 million senior secured Term A Facility (the "Term A Facility"), which was drawn in full on the 2023 Closing Date, and (ii) a $75.0 million Revolving Credit Facility (the “Revolving Credit Facility”), of which $11.5 million was drawn on the 2023 Closing Date. In addition, the Original 2023 Credit Agreement provided that the Company may increase the aggregate principal amount thereof by an additional amount equal to $100.0 million plus the amount that would result in the Company’s first lien net leverage ratio (as such term is used in the Original 2023 Credit Agreement) not exceeding 2.25 to 1.0, subject to the Company satisfying certain conditions.

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

The Company’s borrowings under the Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the Amended Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

As of December 31, 2025, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 6.92%.

The amounts outstanding under the Credit Facility may be prepaid at the option of the Company without premium or penalty, provided that certain limitations are observed, and subject to customary breakage fees in connection with the prepayment of a Term SOFR loan. The principal amount of the Term A Facility shall be paid in installments on the dates and in the respective amounts set forth in the Amended Credit Agreement, with the final balance due on the Maturity Date.

The Company incurred debt issuance costs of $1.8 million associated with the Credit Facility. Debt outstanding under the Credit Facility is presented net of issuance costs on the Company's Consolidated Balance Sheets. The debt issuance costs are amortized on an effective interest basis over the term of the Credit Facility and are included in interest expense in the Company's Consolidated Statements of Operations.

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

On July 15, 2025, the Company and its lenders amended the Original 2023 Credit Agreement, effective as of June 30, 2025. The Amended Credit Agreement, among other things:

•
increases the quarterly amortization to $5.0 million, from $2.5 million in the Original 2023 Credit Agreement;
•
reduces the aggregate revolving commitments to $30.0 million, from $75.0 million in the Original 2023 Credit Agreement;
•
increases the maximum permitted Total Net Leverage Ratio (as defined in the Amended Credit Agreement) to 4.0 to 1.0, from 3.25 to 1.0 in the Original 2023 Credit Agreement;
•
calculates leverage ratios based on an annualized average consolidated EBITDA for the eight most recently completed fiscal quarters and increases cash netting to $60.0 million, from $50.0 million in the Original 2023 Credit Agreement; and
•
reduces the minimum permitted Interest Coverage Ratio (as defined in the Amended Credit Agreement) to 2.0 to 1.0, from 3.0 to 1.0 in the Original 2023 Credit Agreement.

The Company agreed to pay the lenders consenting to the Amended Credit Agreement a fee equal to 0.05% of the amount of outstanding loans and commitments held by such lenders under the Original 2023 Credit Agreement, which amount was paid during the year ended December 31, 2025.

The Company incurred additional debt issuance costs of $0.3 million associated with entering into the Amended Credit Agreement. The debt issuance costs are amortized on an effective interest basis over the term of the Credit Facility, and are included in interest expense in the Company's Consolidated Statements of Operations.

The covenants of the Amended Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Amended Credit Agreement requires compliance with financial covenants related to total net leverage ratio, not to exceed 4.00 to 1.00, and interest coverage ratio with a minimum permitted ratio of 2.00 to 1.00 (calculated as set forth in the Amended Credit Agreement). As of December 31, 2025, the Company believes that it is in compliance with all covenants in the Amended Credit Agreement.

The Amended Credit Agreement also includes customary events of default, as well as the following events of default, that are specific to the Company:

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

The Amended Credit Agreement further includes customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the Amended Credit Agreement.

There is a security agreement in effect with respect to the Credit Facility.

The carrying amount of the Term Loan A Facility as of December 31, 2025 approximated its fair value and was $156.9 million, net of $0.6 million of unamortized debt issuance costs and original issue discount.

Due to the prepayments of the Credit Facility and due to the Company entering into the Amended Credit Agreement, for the year ended December 31, 2025, the Company recorded a loss on debt extinguishment of $0.2 million. For the year ended December 31, 2024, the Company recorded a loss on debt extinguishment of $0.1 million.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the consolidated balance sheets (in millions):

	December 31, 2025
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3		Total Gains (Losses)
Assets:
Money market account	$1.3	$1.3	$—		$—
Corporate bonds and notes	$3.8		$3.8	$

Nonrecurring fair value measurements:
FCC licenses	$62.3	—	—		$62.3	$(26.0)

	December 31, 2024
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3		Total Gains (Losses)
Assets:
Money market account	$—	$—	$—		$—
Corporate bonds and notes	$4.7		$4.7	$

Nonrecurring fair value measurements:
FCC licenses	$93.5	—	—		$93.5	$(17.9)

The Company did not record a goodwill impairment for the year ended December 31, 2025, and recorded a goodwill impairment in the amount of $43.3 million for the year ended December 31, 2024. See Note 5.

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

As of December 31, 2025, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Corporate Bonds and Notes
	Amortized Cost	Unrealized gains (losses)
Due within a year	$443	$3
Due after one year	3,276	40
Total	$3,719	$43

The Company’s available for sale debt securities are considered for credit losses under the guidance of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). As of December 31, 2025 and December 31, 2024, the Company determined that a credit loss allowance is not required.

Included in interest income for the years ended December 31, 2025, 2024 and 2023 was interest income related to the Company’s available for sale securities of $0.3 million, $0.3 million and $1.3 million, respectively.

11. INCOME TAXES

The components of income (loss) before income taxes for the years ended December 31, 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Domestic	$(117.1)	$(40.7)	$(38.5)
Foreign	20.7	(25.5)	(3.0)
Income (loss) before income taxes	$(96.4)	$(66.2)	$(41.5)

The income tax expense (benefit) from continuing operations for the years ended December 31, 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Current
Federal	$1.4	$6.0	$(1.0)
State	0.2	1.7	0.5
Foreign	5.5	6.7	1.5
	$7.1	$14.4	$1.0
Deferred
Federal	$(24.6)	$(4.9)	$(5.6)
State	0.8	(2.1)	(2.0)
Foreign	(1.3)	(3.3)	(1.8)
	(25.1)	(10.3)	(9.4)
Income tax expense (benefit)	$(18.0)	$4.1	$(8.4)

The income tax expense (benefit) differs from the amount of income tax expense (benefit) determined by applying the Company’s federal corporate income tax rate of 21% to pre-tax income for the year ended December 31, 2025, after the adoption of ASU 2023-09, due to the following (in millions):

	Year End December 31, 2025
	$	%
U.S. Federal statutory tax rate	$(20.2)	21.0%
State and local income taxes, net of Federal income tax effect (1)	1.0	-1.0%
Foreign Tax Effects
Spain
Return to provision - Foreign	(1.5)	1.6%
Other	(0.4)	0.4%
Other Foreign Jurisdictions	1.8	-1.9%
Effect of cross-border tax laws	0.2	-0.2%
Nontaxable or nondeductible Items
Share-based compensation	1.0	-1.0%
Other	0.2	-0.2%
Change in unrecognized tax benefits	0.3	-0.3%
Other adjustments	(0.4)	0.3%
Total tax provision and effective tax rate	$(18.0)	18.7%

(1) State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category

As previously disclosed for the tax years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate due to the following (in millions):

	2024	2023
Computed “expected” income tax expense (benefit)	$(13.9)	$(8.7)
Change in income tax resulting from:
State taxes, net of federal benefit	(5.3)	(1.3)
Change in fair value of earnout	(0.2)	0.2
Non-deductible executive compensation	0.7	1.8
Non-deductible expenses	0.2	0.3
Foreign GILTI income	(0.1)	(0.5)
Foreign Permanent Differences including U.S. GAAP to Statutory Differences	(2.2)	(1.5)
Foreign rate differential	(1.9)	—
Foreign Withholdings	0.6	0.5
Foreign non-deductible expenses	10.0	—
Other foreign permanent differences	1.0	—
Discontinued operations transaction costs	0.1	0.2
Change in valuation allowance	13.2	1.8
Change in tax rate	0.9	(0.8)
Disposal of subsidiary tax benefit	(9.8)	—
Stock compensation	2.7	1.2
Change in unrecognized tax benefits	15.8	(0.1)
Impairment	5.9	—
Worthless stock deduction	(13.9)	(0.7)
Other	0.3	(0.8)
	$4.1	$(8.4)

The components of the deferred tax assets and liabilities at December 31, 2025 and 2024 consist of the following (in millions):

	2025	2024
Deferred tax assets:
Accrued expenses	$2.7	$1.7
Accounts receivable	0.7	0.6
Net operating loss carryforward	11.7	4.9
Stock-based compensation	2.7	2.4
Interest expense carryforward	3.9	1.1
Lease obligations	11.5	13.3
Capital loss	11.4	11.9
Other	0.9	1.3
Total deferred tax assets	45.5	37.2
Valuation allowance	(18.7)	(14.2)
Net deferred tax assets	$26.8	$23.0
Deferred tax liabilities:
Intangible assets	$(31.6)	$(45.5)
Property and equipment	(1.2)	(1.7)
Lease assets	(4.5)	(10.8)
Other	(0.7)	(1.2)
Total deferred tax liabilities	(38.0)	(59.2)
Net deferred tax liabilities	$(11.2)	$(36.2)

Reported as:
Deferred tax assets	$3.8	$2.7
Accounts payable and accrued expenses	(0.5)	(0.4)
Deferred tax liabilities	(14.5)	(38.4)
Net Deferred tax liabilities	$(11.2)	$(36.2)

As of December 31, 2025, the Company has certain U.S. federal, U.S. state and foreign net operating loss carryforwards of approximately $110.7 million, $114.5 million, and $4.8 million, respectively, available to offset future taxable income. The state net operating loss carryforwards will expire during the years 2030 through 2044, to the extent they are not utilized. The net operating loss carryforwards includes the U.S. and state losses on an as filed tax return basis which includes the impact of the worthless stock deduction. The foreign net operating loss carryforwards will expire during the years 2028 through 2039 in certain jurisdictions; in certain other jurisdictions, net operating loss carryforwards do not expire.

Utilization of the Company’s state net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (the "Code") or similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2025, the Company believes that utilization of its federal and state net operating losses are not limited under any ownership change limitations provided under the Code or under similar state statutes.

During the year ended December 31, 2025, the valuation allowance increased by $4.5 million. The increase in valuation allowance is mainly related to states with definite lived net operating loss carryover offset, release of valuation allowance for Spain and certain foreign deferred tax assets.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2023	$2.8
Decrease in balances related to prior year tax positions	(3.0)
Increase in balances related to current year tax positions	17.5
Balance at December 31, 2024	17.3
Increase in balances related to current year tax positions	14.4
Balance at December 31, 2025	$31.7

As of December 31, 2025, the Company had $31.7 million of gross unrecognized tax benefits for uncertain tax positions. We have estimated that $14.2 million would affect the effective tax rate if recognized subject to the effect of changes in valuation allowance assessment.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2025, the Company had recorded accrued interest and penalties of $0.1 million and $0.2 million for the years 2021 and 2024, respectively.

The Company is subject to taxation in the United States, certain states and certain foreign jurisdictions. The tax years 2022 to 2024 and 2021 to 2024 remain open to examination by federal and state taxing jurisdictions, respectively. For foreign jurisdictions, the tax years 2012 to 2024 may remain open to examination by certain foreign jurisdictions.

During the year ended December 31, 2025, the Company changed its assertion regarding the undistributed earnings of its Smadex subsidiary. We no longer consider these earnings to be indefinitely reinvested. As a result of this change in assertion, we recorded a discrete tax expense of $0.1 million in the current year, representing the estimated foreign taxes and state taxes payable upon future repatriation. We continue to assert indefinite reinvestment for all other foreign jurisdictions.

Income taxes paid, net of (refunds) received, consisted of the following (in thousands):

Tax Payment
Federal	$1,442
State and Local	(277)
Spain	4,527
Other	308
Net Payment (Refund)	$6,000

12. COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates from April 2026 through June 2028, to provide television and radio audience measurement services. Pursuant to these agreements, as of December 31, 2025, the Company is obligated to pay these providers a total of approximately $25.2 million. In addition, as of December 31, 2025, the Company has commitments consisting primarily of obligations for software licenses utilized by the

Company's sales team of approximately $3.6 million. The 2026 and 2027 annual commitments total approximately $14.6 million and $9.7 million, respectively. The annual commitments beyond 2027 total approximately $4.5 million.

13. STOCKHOLDERS’ EQUITY

The Company’s Fourth Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") authorizes both common and preferred stock.

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

During the year ended December 31, 2025, the Company paid cash dividends totaling $0.20 per share, or $18.2 million in the aggregate, on all shares of Class A and Class U common stock. During the year ended December 31, 2024, the Company paid cash dividends totaling $0.20 per share, or $18.0 million in the aggregate, on all shares of Class A and Class U common stock. During the year ended December 31, 2023, the Company paid cash dividends totaling $0.20 per share, or $17.6 million in the aggregate, on all shares of Class A and Class U common stock).

Treasury Stock

On March 1, 2022, the Company's Board of Directors approved a share repurchase program of up to $20 million of the Company's Class A common stock. Under this share repurchase program, the Company is authorized to purchase shares of its Class A common stock from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

During the years ended December 31, 2025, 2024 and 2023, the Company did not repurchase any shares of its Class A common stock. As of December 31, 2025, the Company has repurchased a total of 1.8 million shares of its Class A common stock under the share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the consolidated balance sheets. Shares repurchased pursuant to the Company’s share repurchase program are retired during the same calendar year.

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

The Company has issued stock options, RSUs and PSUs to various other employees and non-employee directors of the Company in addition to non-employee service providers under the Company's equity incentive plans. As of December 31, 2025, there were approximately 6.5 million securities remaining available for future issuance under equity compensation plans.

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

There were no stock options granted during the years ended December 31, 2025, 2024, and 2023.

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	260	$2.48	0.19	$605
Exercised	(260)	2.48		933
Forfeited or cancelled	-	-	-	-
Outstanding at December 31, 2023	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Outstanding at December 31, 2024	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Outstanding at December 31, 2025	-	-	-	-
Vested and Exercisable at December 31, 2025	-	-	-	-

There was no stock-based compensation expense related to the Company’s employee stock options for the years ended December 31, 2025, 2024, and 2023.

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

The following is a summary of non-vested RSUs activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2022	4,443	$5.26
Granted	4,869	6.06
Vested	(2,686)	5.49
Forfeited or cancelled	(269)	6.17
Nonvested balance at December 31, 2023	6,357	5.74
Granted	2,929	4.01
Vested	(2,621)	5.94
Forfeited or cancelled	(2,080)	5.47
Nonvested balance at December 31, 2024	4,585	4.62
Granted	3,606	2.25
Vested	(1,702)	4.42
Forfeited or cancelled	(219)	4.51
Nonvested balance at December 31, 2025	6,270	3.31

Stock-based compensation expense related to grants of RSUs was $9.0 million, $12.3 million and $23.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, there was approximately $5.6 million of total unrecognized compensation expense related to grants of RSUs that is expected to be recognized over a weighted-average period of 1.6 years.

The fair value of shares vested related to grants of RSUs was $9.9 million, $17.3 million, and $14.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company’s RSUs are net settled by withholding shares of the Company’s common stock to cover minimum statutory incomes taxes and remitting the remaining shares of the Company’s common stock to an individual’s brokerage account. Authorized and unissued shares of the Company’s common stock are used to settle RSUs.

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

Additionally, in connection with the annual grant of PSUs in January 2025, the Company has granted PSUs to certain senior employees, which PSUs are subject to both time-based vesting conditions and market-based conditions. Both the service and market conditions must be satisfied for the PSUs to vest. The PSUs consist of four equal tranches, based on achievement of a share price condition if the Company achieves share price targets of $3.00, $4.00, $5.00, and $6.00, respectively, over 30 consecutive trading days during a performance period commencing on January 21, 2025 and ending on January 21, 2030. The fair value of each of the Performance Tranches (as defined in the individual agreements pursuant to which the PSUs were granted) was $0.7 million, $0.7 million, $0.6 million, and $0.6 million, respectively, and have a grant date fair value per share of restricted stock of $2.11, $1.95, $1.80, and $1.67, respectively. To the extent that any of the performance-based requirements are met, the grantees must also provide continued service to the Company through at least January 21, 2026 to receive any shares of common stock underlying the PSUs and through January 21, 2030 to receive all of the shares of common stock underlying the PSUs that have satisfied the applicable market-based requirement. The maximum number of shares that can be earned under this PSU grant is 1,390,000 shares, with 25% of the total award allocated to each Performance Tranche. Between 0% and 100% of each Performance Tranche of the PSUs will vest on each of the tranche dates.

The Company recognizes compensation expense related to the PSUs using the accelerated attribution method over the requisite service period. Stock-based compensation expense for PSUs is based on a performance measurement of 100%. The compensation expense will not be reversed even if the performance metrics are not met.

Stock-based compensation expense related to PSUs was $1.9 million, $1.5 million and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, there was $2.0 million of total unrecognized compensation expense related to grants of PSUs that is expected to be recognized over a weighted-average period of 2.0 years.

The grant date fair value for each PSU was estimated using a Monte Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. The unobservable significant inputs to the valuation model at the time of award issuance were as follows:

	2025 PSUs	2024 PSUs	2023 PSUs
Stock price at issuance	$2.28	$4.38	$4.39
Expected volatility	66.0%	57.0%	58.0%
Risk-free interest rate	4.40%	4.01%	4.13%
Expected term	5.0	5.0	5.0
Expected dividend yield	0%	0%	0%

The following is a summary of non-vested PSUs activity: (in thousands, except grant date fair value data):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2022	-	$-
Granted	1,000	3.29
Vested	-	-
Forfeited or cancelled	-	-
Nonvested balance at December 31, 2023	1,000	3.29
Granted	600	3.78
Vested	-	-
Forfeited or cancelled	(400)	3.78
Nonvested balance at December 31, 2024	1,200	3.37
Granted	1,390	1.88
Vested	-	-
Forfeited or cancelled	-	-
Nonvested balance at December 31, 2025	2,590	2.57

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

At December 31, 2025, TelevisaUnivision owns approximately 10% of the Company’s common stock on a fully-converted basis.

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

On October 2, 2017, the Company entered into the current affiliation agreement which superseded and replaced its prior affiliation agreements with TelevisaUnivision. Additionally, on the same date, the Company entered into a proxy agreement and marketing and sales agreement with TelevisaUnivision, each of which superseded and replaced the prior comparable agreements with TelevisaUnivision. The term of each of these current agreements expires on December 31, 2026 for all of the Company’s Univision and UniMás network affiliate stations. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2025, 2024 and 2023, retransmission consent revenue accounted for approximately $29.5 million, $33.9 million and $36.6 million, respectively, of which $20.2 million, $23.8 million and $25.5 million, respectively, relate to the TelevisaUnivision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

The following tables reflect the related-party balances with TelevisaUnivision and other related parties (in thousands):

	Univision		Other		Total
	December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024
Trade receivables	$2,574	$3,556	$—	$—	$2,574	$3,556
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net (2)	928	1,857	—	—	928	1,857
Accounts payable	871	772	118	118	989	890

	Univision
	2025	2024	2023
Direct operating expenses (1)	$5,011	$8,618	$6,050
Amortization	929	928	928

(1)
Consists of national representation fees paid to TelevisaUnivision.
(2)
Consists of intangible rights originally acquired from TelevisaUnivision.

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and TelevisaUnivision. As of December 31, 2025 and 2024 these balances totaled $0.3 million and $0.2 million, respectively.

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

In May 2023, the Company entered into a cooperation agreement (the "Cooperation Agreement") with Mr. Ulloa's estate, Alexandra Seros, who is Mr. Ulloa's widow, and two affiliated trusts (collectively "the Ulloa Stockholders"). Pursuant to the Cooperation Agreement, the Company agreed to nominate the Ulloa Stockholders' candidate to the Company's Board of Directors, and the Ulloa Stockholders agreed to certain commitments and restrictions related to their ownership of the Company's stock.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and the cumulative unrealized gains and losses of marketable securities. The following table provides a roll forward of accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of January 1, 2023	$(1,345)	$(165)	$(1,510)
Other comprehensive income (loss)	88	586	674
Income tax (expense) benefit	—	(150)	(150)
Amounts reclassified from AOCI	—	91	91
Income tax (expense) benefit	—	(20)	(20)
Other comprehensive income (loss), net of tax	88	507	595
Accumulated other comprehensive income (loss) as of December 31, 2023	$(1,257)	$342	$(915)
Other comprehensive income (loss)	8	30	38
Income tax (expense) benefit	—	(5)	(5)
Amounts reclassified from AOCI	—	109	109
Income tax (expense) benefit	—	(28)	(28)
Other comprehensive income (loss), net of tax	8	106	114
Accumulated other comprehensive income (loss) as of December 31, 2024	$(1,249)	$448	$(801)
Other comprehensive income (loss)	(1)	71	70
Income tax (expense) benefit	—	(16)	(16)
Amounts reclassified from AOCI	—	(8)	(8)
Income tax (expense) benefit	—	—	—
Other comprehensive income (loss), net of tax	(1)	47	46
Accumulated other comprehensive income (loss) as of December 31, 2025	$(1,250)	$495	$(755)

17. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability that may arise out of or with respect to these matters will not materially adversely affect the Company’s financial position, results of operations or cash flows.

On or about July 22, 2025, the Company’s now former landlord of the Company’s former headquarters in Santa Monica, California commenced litigation against the Company in Los Angeles County Superior Court. The plaintiff alleges that the Company breached its lease and the plaintiff seeks at least $31,450,000 in damages. The plaintiff filed an amended complaint on or about August 26, 2025 and the Company filed an answer on or about September 25, 2025, denying the plaintiff's allegations. Discovery has commenced and the court has tentatively set a trial date in June 2027. The Company is continuing to evaluate the plaintiff’s allegations and determine how it will proceed. The Company is currently unable to estimate the actual costs and other expenses or charges that may be incurred by the Company as a result of the lease termination.

18. SEGMENT DATA

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

Prior to the sale of the EGP business, for financial reporting purposes the Company reported in three segments – digital, television and audio, based on the type of medium in which it sold advertising. The sale of the EGP business has allowed the Company to focus its operations on the products and services it sells instead of the type of advertising medium in which it sells them, which had been the Company's historic operational approach. As a result of the sale of the Company's EGP business, effective July 1, 2024, the Company realigned its operating segments into two segments – media and advertising technology & services – consistent with the Company's current operational and management structure, as well as the basis that is now used for internal management reporting and how the Company's CEO evaluates the business. The Company's reportable segments are the same as its operating segments.

The Company owns and/or operates one of the largest groups of Spanish-language television and radio stations in the United States. The Company is the largest affiliate group of the Spanish-language Univision and UniMás networks, which are owned by TelevisaUnivision. The Company also provides digital marketing services for businesses targeting Latino consumers. The Company provides global performance marketing solutions primarily to mobile app developers, through two distinct business units: Smadex, the Company’s programmatic advertising platform, and Adwake, its performance-based marketing agency.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 42%, 25% and 27% and of its revenue from continuing operations outside the United States during the years ended December 31, 2025, 2024 and 2023, respectively (see Note 4).

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Year Ended December 31,			% Change	% Change
	2025	2024	2023	2025 to 2024	2024 to 2023
Net Revenue
Media	$176,659	$222,061	$196,268	(20)%	13%
Advertising Technology & Services	270,935	142,887	100,775	90%	42%
Consolidated	447,594	364,948	297,043	23%	23%
Cost of revenue
Media	18,240	16,726	10,952	9%	53%
Advertising Technology & Services	165,872	85,470	66,262	94%	29%
Consolidated	184,112	102,196	77,214	80%	32%
Direct operating expenses
Media	109,583	110,988	96,925	(1)%	15%
Advertising Technology & Services	47,219	25,274	16,306	87%	55%
Consolidated	156,802	136,262	113,231	15%	20%
Selling, general and administrative expenses
Media	43,995	42,759	36,000	3%	19%
Advertising Technology & Services	22,775	20,109	13,761	13%	46%
Consolidated	66,770	62,868	49,761	6%	26%
Depreciation and amortization
Media	11,041	12,891	11,975	(14)%	8%
Advertising Technology & Services	1,301	3,930	4,417	(67)%	(11)%
Consolidated	12,342	16,821	16,392	(27)%	3%
Segment operating profit (loss)
Media	(6,200)	38,697	40,416	*	(4)%
Advertising Technology & Services	33,768	8,104	29	317%	*
Consolidated	27,568	46,801	40,445	(41)%	16%
Corporate expenses	27,026	37,498	50,294	(28)%	(25)%
Change in fair value of contingent consideration	—	(629)	821	(100)%	*
Impairment charge	55,380	61,220	13,267	(10)%	361%
Loss on lease abandonment	25,191	—	—	*	*
Restructuring costs	2,813	—	—	*	*
Foreign currency (gain) loss	523	692	1,950	(24)%	(65)%
Other operating (gain) loss	—	—	609	*	(100)%
Operating income (loss)	(83,365)	(51,980)	(26,496)	60%	96%
Interest expense	(15,121)	(16,472)	(16,833)	(8)%	(2)%
Interest income	2,286	2,458	3,405	(7)%	(28)%
Dividend income	9	10	35	(10)%	(71)%
Realized gain (loss) on marketable securities	7	(110)	(93)	*	18%
Gain (loss) on debt extinguishment	(214)	(91)	(1,556)	135%	(94)%
Income (loss) before income taxes from continuing operations	$(96,398)	$(66,185)	$(41,538)	46%	59%

Capital expenditures
Media	$6,597	$7,089	$21,208
Advertising Technology & Services	183	372	3,643
Consolidated	$6,780	$7,461	$24,851

* Percentage not meaningful.

Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources.

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2025	$3,034	$791	$75	$(1,434)	$2,466
Year ended December 31, 2024	$2,399	$1,320	$(170)	$(515)	$3,034
Year ended December 31, 2023	$2,570	$570	$(1)	$(740)	$2,399

(1)
Other adjustments represent recoveries and increases in the allowance for doubtful accounts.