Form 10-Q
period 2026-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2026-05-05
CIK 1109116

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Yes ☐ No ☒

As of May 1, 2026, there were 82,686,451 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
•
provisions of our debt instruments, including the agreement dated as of March 17, 2023, as amended effective as of June 30, 2025 and March 18, 2026, or the Amended Credit Agreement, which governs our current credit facility, or our Credit Facility, the terms of which restrict certain aspects of the operation of our business;
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
•
the radio industry, which remains in a general state of decline as a result of numerous factors, including technological advancements, changing consumer preferences, economic pressures in the form of certain high fixed costs and competition with other forms of media for advertising revenue;
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
•
our dependence on the gaming industry for the majority of our ATS revenue;
•
our dependence upon a single advertiser located in Hong Kong for a significant amount of our ATS and total revenue;

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” of our 2025 10-K.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$68,171	$59,439
Marketable securities	2,973	3,762
Restricted cash	799	797
Trade receivables, (including related parties of $6,896 and $2,574) net of allowance for credit losses of $2,588 and $2,466	128,102	94,912
Prepaid expenses and other current assets (including related parties of $274 and $274)	24,876	18,974
Assets held for sale	5,415	5,597
Total current assets	230,336	183,481
Property and equipment, net of accumulated depreciation of $142,893 and $144,387	46,256	44,797
Intangible assets subject to amortization, net of accumulated amortization of $64,608 and $64,154 (including related parties of $697 and $928)	2,139	2,593
Intangible assets not subject to amortization	123,275	123,275
Goodwill	7,352	7,352
Deferred income taxes	3,824	3,823
Operating leases right of use asset	20,005	18,807
Other assets	3,205	3,383
Total assets	$436,392	$387,511
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$20,000	$20,000
Accounts payable and accrued expenses (including related parties of $1,020 and $989)	133,526	91,736
Operating lease liabilities	10,512	9,737
Total current liabilities	164,038	121,473
Long-term debt, less current maturities, net of unamortized debt issuance costs of $555 and $631	142,195	147,119
Long-term operating lease liabilities	37,404	36,775
Other long-term liabilities	13,048	12,197
Deferred income taxes	14,744	14,505
Total liabilities	371,429	332,069
Commitments and contingencies (Note 6)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at March 31, 2026 82,686,451 and December 31, 2025 82,596,319	8	8
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at March 31, 2026 and December 31, 2025 9,352,729	1	1
Additional paid-in capital	801,268	804,075
Accumulated deficit	(735,527)	(747,887)
Accumulated other comprehensive income (loss)	(787)	(755)
Total stockholders' equity	64,963	55,442
Total liabilities and equity	$436,392	$387,511

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2026	2025
Net Revenue	$196,971	$91,851
Expenses:
Cost of revenue	101,954	33,472
Direct operating expenses (including related parties of $1,127 and $1,122) (including non-cash stock-based compensation of $1,213 and $1,077)	44,799	35,502
Selling, general and administrative expenses	18,139	15,506
Corporate expenses (including non-cash stock-based compensation of $2,039 and $1,536)	7,173	7,788
Depreciation and amortization (including related parties of $231 and $232)	2,991	3,477
Impairment charge	-	23,673
Loss on lease abandonment	-	25,191
Restructuring costs	983	-
Foreign currency (gain) loss	243	12
Operating income (loss)	20,689	(52,770)
Interest expense	(3,315)	(3,663)
Interest income	358	605
Dividend income	14	-
Realized gain (loss) on marketable securities	8	1
Income (loss) from continuing operations before income taxes	17,754	(55,827)
Income tax benefit (expense)	(5,394)	8,052
Net income (loss) from continuing operations	12,360	(47,775)
Net income (loss) from discontinued operations, net of tax	-	(191)
Net income (loss) attributable to common stockholders	$12,360	$(47,966)
Basic and diluted earnings per share:
Net income (loss) per share from continuing operations, basic and diluted	$0.13	$(0.53)

Net income (loss) per share from discontinued operations, basic and diluted	$-	$(0.00)

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.13	$(0.53)

Cash dividends declared per common share	$0.05	$0.05

Weighted average common shares outstanding, basic	91,985,480	90,976,288
Weighted average common shares outstanding, diluted	96,420,181	90,976,288

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2026	2025
Net income (loss) attributable to common stockholders	$12,360	$(47,966)
Other comprehensive income (loss), net of tax:
Change in fair value of marketable securities	(32)	6
Total other comprehensive income (loss)	(32)	6
Comprehensive income (loss) attributable to common stockholders	$12,328	$(47,960)

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares		Common Stock				Accumulated
					Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2025	82,596,319	9,352,729	$8	$1	$804,075	$(747,887)	$(755)	$55,442
Issuance of common stock upon exercise of stock options or awards of restricted stock units	90,132	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(538)	-	-	(538)
Stock-based compensation expense	-	-	-	-	3,252	-	-	3,252
Dividends paid	-	-	-	-	(4,602)	-	-	(4,602)
Dividends equivalents payable	-	-	-	-	(919)	-	-	(919)
Change in fair value of marketable securities	-	-	-	-	-	-	(24)	(24)
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(8)	(8)
Net income (loss) attributable to common stockholders	-	-	-	-	-	12,360	-	12,360
Balance, March 31, 2026	82,686,451	9,352,729	8	1	801,268	(735,527)	(787)	64,963

	Number of Common Shares		Common Stock				Accumulated
					Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2024	81,623,559	9,352,729	$8	$1	$815,532	$(668,720)	$(801)	$146,020
Stock-based compensation expense	-	-	-	-	2,613	-	-	2,613
Dividends paid	-	-	-	-	(4,549)	-	-	(4,549)
Dividends equivalents payable	-	-	-	-	(516)	-	-	(516)
Change in fair value of marketable securities	-	-	-	-	-	-	7	7
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(1)	(1)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(47,966)	-	(47,966)
Balance, March 31, 2025	81,623,559	9,352,729	8	1	813,080	(716,686)	(795)	95,608

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$12,360	$(47,966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,991	3,477
Impairment charge	-	23,673
Loss on lease abandonment	-	25,191
Deferred income taxes	240	(1,467)
Non-cash interest	423	176
Amortization of syndication contracts	99	110
Payments on syndication contracts	(67)	(109)
Non-cash stock-based compensation	3,252	2,613
(Gain) loss on marketable securities	(8)	(1)
(Gain) loss on disposal of property and equipment	87	4
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(32,682)	(10,460)
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	(4,476)	(9,529)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	39,565	(956)
Net cash provided by (used in) operating activities	21,784	(15,244)
Cash flows from investing activities:
Purchases of property and equipment	(3,637)	(2,643)
Purchases of marketable securities	(2)	(218)
Proceeds from sale of marketable securities	760	386
Net cash provided by (used in) investing activities	(2,879)	(2,475)
Cash flows from financing activities:
Tax payments related to shares withheld for share-based compensation plans	(538)	-
Payments on debt	(5,000)	-
Dividends paid	(4,602)	(4,549)
Principal payments under finance lease obligation	(31)	(33)
Net cash provided by (used in) financing activities	(10,171)	(4,582)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,734	(22,301)
Cash, cash equivalents and restricted cash:
Beginning	60,236	96,700
Ending	$68,970	$74,399
Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$2,892	$3,487
Income taxes	$(1,109)	$179
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$1,003	$837
Dividends equivalents payable	$3,562	$1,802

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Presentation

The condensed consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s 2025 Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K"). The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2026 or any other future period.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a media and advertising technology company.

The Company's media business owns and operates one of the largest groups of Spanish-language television and radio stations in the United States. Its mission is to serve its Latino audience as a trusted provider of news, information, and entertainment. The Company serves its advertisers by providing marketing capabilities across broadcast and digital media.

The Company's advertising technology & services (ATS) business empowers advertisers, primarily mobile app developers, to grow their businesses globally. The Company provides programmatic advertising solutions through two brands. Smadex is a demand-side platform, which uses proprietary AI to automate media buying. Adwake is a performance-based digital marketing agency.

The Company has organized its operations into two reportable segments. Its media segment includes its television, radio and digital marketing operations. Its ATS segment provides programmatic advertising and technology services through Smadex and Adwake.

In 2024 the Company discontinued and divested a significant portion of its operations, which largely consisted of a collection of acquisitions that had been completed prior to 2024. The Company had net loss from discontinued operations, net of tax, of $0.2 million for the three-month period ended March 31, 2025.

Assets Held for Sale

In March 2025, the Company entered into a letter of intent to sell the assets of its two Mexico television stations. The assets constituting station XHAS, located in Tijuana, Mexico, and the assets constituting station XHDTV, located in Tecate, Mexico, had an initial agreed upon purchase price of $4.7 million. As initially contemplated, the sale was to include all assets necessary for the buyer to operate the stations, consisting of the broadcast licenses and fixed assets. These assets met the criteria for classification as assets held for sale. The carrying value of the two stations exceeded the agreed upon purchase price and, accordingly, the Company recorded an impairment charge of $23.7 million during the three-month period ended March 31, 2025 related to the broadcast licenses with a carrying value of $28.0 million and the fixed assets of the two stations with a carrying value of $0.4 million.

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

The fair value less estimated costs to sell of $3.0 million is presented as Assets Held for Sale in the Consolidated Balance Sheet as of March 31, 2026.

In June 2025, the Company’s management decided to sell three of its owned office buildings in Corpus Christi, Texas, El Centro, California and Midland, Texas. The sales would include the buildings and all related building improvements, land and land improvements. These assets met the criteria for classification as assets held for sale. The carrying amount of each of the buildings and related fixed assets were lower than the fair value less cost to sell. The carrying amounts totaling $2.4 million are presented as Assets Held for Sale in the Consolidated Balance Sheet as of March 31, 2026.

In March 2026, the Company entered into a definitive agreement to sell the office building in El Centro, California, which had a carrying value of $1.8 million, for a purchase price of $1.9 million, net of selling costs. The transaction is expected to close in mid-2026.

Restricted Cash

As of March 31, 2026 and December 31, 2025, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Condensed Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of March 31,
	2026	2025
Cash and cash equivalents	$68,171	$73,610
Restricted cash	799	789
Total as presented in the Condensed Consolidated Statements of Cash Flows	$68,970	$74,399

Related Parties

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

During each of the three-month periods ended March 31, 2026 and 2025, the amount the Company paid TelevisaUnivision in this capacity was $1.1 million. These amounts were included in Direct Operating Expenses in the Company's Condensed Consolidated Statements of Operations.

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

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors (“MVPDs”). As of March 31, 2026, the amount due to the Company from TelevisaUnivision was $6.9 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended March 31, 2026 and 2025, retransmission consent revenue accounted for $8.4 million and $8.1 million, respectively, of which $5.9 million and $5.6 million, respectively, relate to the TelevisaUnivision proxy agreement.

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

On February 1, 2026, the Company entered into a Simple Agreement for Future Equity ("SAFE") with LATV Networks, LLC ("LATV"), a related party in which the Company holds a 15% ownership interest. Under the terms of the SAFE, the Company invested $0.4 million, which provides the Company the right to receive future equity units of LATV at a discount upon the occurrence of certain financing or liquidity events. Since July 2022, the Company owns 15% of the stock of LATV.

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

During the three-month period ended March 31, 2026, the Company had the following non-vested RSUs activity (in thousands, except grant date fair value data):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2025	6,270	$3.31
Granted	5,703	3.31
Vested	(219)	3.77
Forfeited or cancelled	(400)	3.02
Nonvested balance at March 31, 2026	11,354	3.31

Stock-based compensation expense related to RSUs was $3.3 million and $2.1 million for the three-month periods ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, there was $17.0 million of total unrecognized compensation expense related to grants of RSUs that is expected to be recognized over a weighted-average period of 2.0 years.

Performance Stock Units

In connection with the annual grant of performance stock units (“PSUs”) in January 2026, the Company has granted PSUs to its Chief Executive Officer ("CEO"), which PSUs are subject to both time-based vesting conditions and market-based conditions. Both the service and market conditions must be satisfied for the PSUs to vest. The PSUs consist of four equal tranches, based on achievement of a share price condition if the Company achieves share price targets of $3.50, $4.50, $5.50, and $6.50, respectively, over 30 consecutive trading days during a performance period commencing on January 21, 2026 and ending on January 21, 2031. The fair value of each of the Performance Tranches (as defined in the individual agreements pursuant to which the PSUs were granted) was $0.2 million, $0.2 million, $0.1 million, and $0.1 million, respectively, and have a grant date fair value per share of restricted stock of $3.26, $3.06, $2.87, and $2.69, respectively. To the extent that any of the performance-based requirements are met, the grantees must also provide continued service to the Company through at least January 21, 2027 to receive any shares of common stock underlying the PSUs and through January 21, 2031 to receive all of the shares of common stock underlying the PSUs that have satisfied the applicable market-based requirement. The maximum number of shares that can be earned under this PSU grant is 200,000 shares, with 25% of the total award allocated to each Performance Tranche. Between 0% and 100% of each Performance Tranche of the PSUs will vest on each of the tranche dates.

The Company recognizes compensation expense related to the PSUs using the accelerated attribution method over the requisite service period. Stock-based compensation expense for PSUs is based on a performance measurement of 100%. The compensation expense will not be reversed even if the performance metrics are not met.

Stock-based compensation expense related to PSUs was a de minimis amount and $0.5 million for the three-month periods ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, there was $1.8 million of total unrecognized compensation expense related to grants of PSUs that is expected to be recognized over a weighted-average period of 2.1 years.

The grant date fair value for each PSU was estimated using a Monte-Carlo simulation model that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. The unobservable significant inputs to the valuation model at the time of award issuance were as follows:

2026 PSUs
Stock price at issuance	$3.37
Expected volatility	61.0%
Risk-free interest rate	3.77%
Expected term	5.0
Expected dividend yield	0%

During the three-month period ended March 31, 2026, the Company had the following non-vested PSUs activity (in thousands, except grant date fair value data):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2025	2,590	$2.57
Granted	200	2.97
Vested	(44)	2.11
Forfeited or cancelled	(307)	2.48
Nonvested balance at March 31, 2026	2,439	2.62

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three-Month Period
	Ended March 31,
	2026	2025
Numerator:
Net income (loss) from continuing operations	$12,360	$(47,775)
Net income (loss) from discontinued operations, net of tax	-	(191)
Net income (loss) attributable to common stockholders	$12,360	$(47,966)

Basic earnings per share:
Denominator:
Weighted average common shares outstanding	91,985,480	90,976,288

Per share:
Income (loss) per share from continuing operations	$0.13	$(0.53)
Income (loss) per share from discontinued operations, net of tax	-	(0.00)
Net income (loss) per share attributable to common stockholders	$0.13	$(0.53)

Diluted earnings per share:
Denominator:
Weighted average common shares outstanding	91,985,480	90,976,288
Dilutive securities:
Restricted stock units	4,434,701	-
Diluted shares outstanding	96,420,181	90,976,288

Per share:
Income (loss) per share from continuing operations	$0.13	$(0.53)
Income (loss) per share from discontinued operations, net of tax	-	(0.00)
Net income (loss) per share attributable to common stockholders	$0.13	$(0.53)

For the three-month period ended March 31, 2026, a total of 116,962 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

As discussed above under Assets held for sale, in March 2025, the Company has entered into an agreement to sell the assets of its two Mexico television stations. As a result of the terms of this transaction, as revised during negotiations, the Company recorded an impairment charge of $23.7 million in the first quarter of 2025.

Loss on Lease Abandonment

At the time of a lease termination, the operating lease right-of-use ("ROU") asset is derecognized, while the corresponding lease liability is evaluated and derecognized by the Company based any remaining contractual obligations as of the lease termination date.

The Company’s corporate headquarters and main operational offices for its audio operations are currently located in Burbank, California. The Company's corporate headquarters and main operational offices for its audio operations were previously located in Santa Monica, California. The Company occupied approximately 38,000 square feet of space in the building housing its previous corporate headquarters under a lease, as amended, that was scheduled to expire on January 31, 2034. The Company vacated the facility in February 2025 and ceased making further lease payments. As a result, during the first quarter of 2025 the Company recorded a loss on lease abandonment charges of $16.1 million related to the right of use asset associated with this lease, and $9.1 million related to leasehold improvements associated with this lease. As of March 31, 2026, the Company's consolidated balance sheet included $4.9 million of operating lease liabilities and $19.1 million of long-term operating lease liabilities related to this lease.

In addition, the Company has abandoned six additional leased facilities, with impacted employees transitioning to remote work. See more details under "Restructuring" below. The Company does not expect to incur additional liabilities related to these abandoned leases.

Restructuring

During the third quarter of 2025, the Company's management began to implement an ongoing organization design plan (the "Plan") intended to support revenue growth and reduce expenses, primarily in the Company’s media operations.

Key components of the Plan that have been implemented so far include a reduction of approximately 5% of the Company's media segment workforce, including the termination of an executive and certain back-office personnel, the abandonment of six leased facilities, with impacted employees transitioning to remote work, and the shutdown of certain legacy international operations within the ATS segment.

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. As a result of the implementation of the Plan and the actions described above, the Company recorded total charges of $1.0 million for the three-month period ended March 31, 2026, which are included within Restructuring costs in the Company's Consolidated Statements of Operations. As of March 31, 2026 the Company had a de minimis amount of remaining restructuring liability which is included within Accounts payable and accrued expenses in the Company's Condensed Consolidated Balance Sheets.

The following table rolls forward the activity in the restructuring liability:

(in thousands)
Beginning balance at December 31, 2025	$72
Additional restructuring and related costs	983
Non-cash charge (included above)	(38)
Cash payments	(981)
Ending balance March 31, 2026	$36

As the Plan continues to be implemented in a methodical manner, the Company may incur additional charges associated with the Plan; however, it is unable to reasonably estimate the amount of such future charges as of March 31, 2026.

Credit Facility

The Company entered into the Credit Facility, pursuant to the Original 2023 Credit Agreement dated as of March 17, 2023, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as

Lenders (collectively, the “Lenders” and individually each a “Lender”). The Original 2023 Credit Agreement amended, restated and replaced in its entirety the Company's previous credit agreement. The Original 2023 Credit Agreement was amended as of July 15, 2025, effective as of June 30, 2025 (the “2025 Amendment”), with respect to certain financial covenants and certain other provisions of the Credit Facility, and was further amended as of March 18, 2026 (the “2026 Amendment”), with respect to a certain administrative clarification of the calculation of financial covenants. The Original 2023 Credit Agreement, the 2025 Amendment and the 2026 Amendment are collectively referred to as the “Amended Credit Agreement”.

As provided in the Amended Credit Agreement, the Credit Facility consists of (i) a $200.0 million senior secured Term A Facility (the "Term A Facility"), which was drawn in full at the time the Company entered into Original 2023 Credit Agreement, and (ii) a $30.0 million Revolving Credit Facility (the “Revolving Credit Facility”), of which $11.5 million was drawn at such time. In addition, the Amended Credit Agreement provides that the Company may increase the aggregate principal amount thereof by an additional amount equal to $100.0 million plus the amount that would result in the Company’s First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement) not exceeding 2.25 to 1.0, subject to the Company satisfying certain conditions. The Credit Facility matures on March 17, 2028 (the “Maturity Date”).

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

As of March 31, 2026, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 6.73%.

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

The Company incurred debt issuance costs of $1.8 million associated with the Credit Facility. Debt outstanding under the Credit Facility is presented net of issuance costs on the Company's Condensed Consolidated Balance Sheets. The debt issuance costs are amortized on an effective interest basis over the term of the Credit Facility and are included in interest expense in the Company's Condensed Consolidated Statements of Operations.

The Company paid the lenders consenting to the 2025 Amendment a fee equal to 0.05% of the amount of outstanding loans and commitments held by such lenders under the Original 2023 Credit Agreement. No fee is payable by the Company to the lenders in connection with the 2026 Amendment.

The Company incurred additional debt issuance costs of $0.3 million associated with entering into the Amended Credit Agreement. The debt issuance costs are amortized on an effective interest basis over the term of the Credit Facility, and are included in interest expense in the Company's Condensed Consolidated Statements of Operations.

The covenants of the Amended Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Amended Credit Agreement requires compliance with financial covenants related to Total Net Leverage Ratio, not to exceed 4.00 to 1.00, and Interest Coverage Ratio (as defined in the Amended Credit Agreement) with a minimum permitted ratio of 2.00 to 1.00 (calculated as set forth in the Amended Credit Agreement). As of March 31, 2026, the Company believes that it is in compliance with all covenants in the Amended Credit Agreement.

In addition, the Amended Credit Agreement:

•
provides for quarterly amortization in the amount of $5.0 million; and
•
calculates leverage ratios based on an annualized average consolidated EBITDA for the eight most recently completed fiscal quarters and provides for cash netting in the amount of up to $60.0 million.

The Amended Credit Agreement also includes customary events of default, as well as the following events of default, that are specific to the Company:

•
any revocation, termination, substantial and adverse modification, or refusal by final order to renew, any media license, or the requirement (by final non-appealable order) to sell a television or radio station, where any such event or failure is reasonably expected to have a material adverse effect; or

•
the interruption of operations of any television or radio station for more than 96 consecutive hours during any period of seven consecutive days.

The Amended Credit Agreement further includes customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments thereunder and realize upon the collateral securing the obligations under the Amended Credit Agreement.

There is a security agreement in effect with respect to the Credit Facility.

The carrying amount of the Term Loan A Facility as of March 31, 2026 approximated its fair value and was $151.9 million, net of $0.6 million of unamortized debt issuance costs and original issue discount.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company has bank deposits in excess of Federal Deposit Insurance Corporation insurance limits. As of March 31, 2026, the majority of all U.S. deposits are maintained in three financial institutions. The Company has not experienced any losses in such accounts and believes that it is not currently exposed to significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all or substantially all of the bank deposits held in banks outside the United States are not insured.

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

Trade receivables from the two largest advertisers represented 24% and 6%, respectively, of the Company's total trade receivables as of March 31, 2026. No other single advertiser represented more than 5% of the Company's total trade receivables as of March 31, 2026 and December 31, 2025.

Revenue from the largest advertiser represented 36% of the Company's total revenue for the three-month period ended March 31, 2026. This advertiser pays on a current basis and therefore management believes that it is managing this risk. No other advertiser represented more than 5% of the Company's total revenue for the three-month period ended March 31, 2026.

No advertiser represented more than 5% of the Company's total revenue for the three-month period ended March 31, 2025.

Allowance for Credit Losses

The accounts receivable consist of a homogeneous pool of relatively small dollar amounts from a large number of customers. We evaluate the collectability of our trade accounts receivable based on a number of factors. When the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company's recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge that aggregated $0.2 million of expense and $0.2 million of income for the three-month periods ended March 31, 2026 and 2025, respectively. The net charge-off of bad debts aggregated $0.1 million for each of the three-month periods ended March 31, 2026 and 2025.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date.

Accounting Standards Codification ("ASC") 820, “Fair Value Measurements and Disclosures”, defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with ASC 820, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the condensed consolidated balance sheets (in millions):

	March 31, 2026
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$2.1	$2.1	—	—
Corporate bonds and notes	$3.0	—	$3.0	—

	December 31, 2025
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$1.3	$1.3	—	—
Corporate bonds and notes	$3.8	—	$3.8	—

Nonrecurring fair value measurements:
FCC licenses	$62.3	—	—	62.3	$(26.0)

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

As of March 31, 2026, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities (in thousands):

	Corporate Bonds and Notes
	Amortized Cost	Unrealized gains (losses)
Due within a year	$568	$3
Due after one year	2,405	(3)
Total	$2,973	$-

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of March 31, 2026 and December 31, 2025, the Company determined that a credit loss allowance is not required.

Included in interest income was a de minimis amount for the three-month period ended March 31, 2026 and $0.1 million for the three-month period ended March 31, 2025, related to the Company’s available for sale securities.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2025	$(1,250)	$495	$(755)
Other comprehensive income (loss)	-	(35)	(35)
Income tax (expense) benefit	-	11	11
Amounts reclassified from AOCI	-	(8)	(8)
Other comprehensive income (loss), net of tax	-	(32)	(32)
Accumulated other comprehensive income (loss) as of March 31, 2026	(1,250)	463	(787)

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

Recent Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective since the issuance of the Company's 2025 10-K that had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

Newly Adopted Accounting Standards

There were no new accounting standards that were adopted since the issuance of the Company's 2025 10-K.

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

Digital Advertising. Revenue related to digital advertising, in both our media and ATS segments, is recognized when display or other digital advertisements record impressions on the websites and mobile and Internet-connected television apps of media companies on whose digital platforms the advertisements are placed or as the advertiser’s previously agreed-upon performance criteria are satisfied. The Company has concluded that it is the principal in the transaction and therefore recognizes revenue on a gross basis, because (i) the Company is responsible for fulfillment of the contract, including customer support, resolving customer complaints, and accepting responsibility for the quality or suitability of the product or service; (ii) the Company has pricing discretion over the transaction; and (iii) the Company carries inventory risk for all inventory purchased regardless of whether the Company is able to collect on a transaction.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period
	Ended March 31,
	2026	2025
Digital advertising	$163,744	$56,793
Broadcast advertising	22,798	24,097
Spectrum usage rights	797	1,786
Retransmission consent	8,364	8,076
Other	1,268	1,099
Total revenue	$196,971	$91,851

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

	Three-Month Period
	Ended March 31,
	2026	2025
Local direct	$4,278	$4,810
Local agency	10,544	10,539
National agency	7,976	8,748
Total revenue	$22,798	$24,097

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period
	Ended March 31,
	2026	2025
United States	$78,332	$58,535
Asia	75,926	-
Rest of the World (1)	42,713	33,316
Total revenue	$196,971	$91,851
(1)
Primarily Europe

Deferred Revenue

(in thousands)	December 31, 2025	Increase	Decrease	March 31, 2026
Deferred revenue	$2,615	2,915	(2,615)	$2,915

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

The following table summarizes the expected future payments related to lease liabilities as of March 31, 2026:

(in thousands)
Remainder of 2026	$10,677
2027	8,387
2028	7,480
2029	7,000
2030	6,465
Thereafter	18,948
Total minimum payments	$58,957
Less amounts representing interest	(11,041)
Present value of minimum lease payments	47,916
Less current operating lease liabilities	(10,512)
Long-term operating lease liabilities	$37,404

The Company’s existing leases have remaining terms of less than one year up to 25 years. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of March 31, 2026 were 8.3 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of March 31, 2025 were 8.4 years and 6.3%, respectively.

The Company’s corporate headquarters and main operational offices for its audio operations are currently located in Burbank, California. The Company's corporate headquarters and main operational offices for its audio operations were previously located in Santa Monica, California. The Company occupied approximately 38,000 square feet of space in the building housing its previous corporate headquarters under a lease, as amended, that was scheduled to expire on January 31, 2034. The Company vacated the facility in February 2025 and ceased making further lease payments. As a result, during the first quarter of 2025 the Company recorded a loss on lease abandonment charges of $16.1 million related to the right of use asset associated with this lease, and $9.1 million related to leasehold improvements associated with this lease. As of March 31, 2026, the Company's Condensed Consolidated Balance Sheet included $4.9 million of operating lease liabilities and $19.1 million of long-term operating lease liabilities related to this lease.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Three-Month Period Ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$1,915	$2,435
Non-cash additions to operating lease assets	$2,636	$-

The following table summarizes the components of lease expense:

	Three-Month Period
	Ended March 31,
(in thousands)	2026	2025
Operating lease cost	$1,706	$2,339
Variable lease cost	266	101
Short-term lease cost	490	402
Total lease cost	$2,462	$2,842

For the three-month period ended March 31, 2026, lease cost of $1.5 million and $1.0 million, were recorded to direct operating expenses and selling, general and administrative expenses. For the three-month period ended March 31, 2025, lease cost of $1.4 million, $1.2 million and $0.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

As discussed above, in February 2025 the Company's management decided to vacate its previous corporate headquarters in Santa Monica, California and cease making further payments under the lease, as amended, which lease was scheduled to expire June 30, 2034. On or about July 22, 2025, the Company’s now former landlord of the Company’s former headquarters in Santa Monica, California commenced litigation against the Company in Los Angeles County Superior Court. The plaintiff alleges that the Company breached its lease and the plaintiff seeks at least $31.5 million in damages. The plaintiff filed an amended complaint on or about August 26, 2025 and the Company filed an answer on or about September 25, 2025, denying the plaintiff's allegations. Discovery has commenced and the court has tentatively set a trial date in June 2027. The Company intends to vigorously defend against the claims brought by the plaintiff and assert defenses to the claims raised. The Company is currently unable to estimate possible costs and other expenses or charges that may be incurred by the Company as a result of the lease termination.

5. SEGMENT INFORMATION

The Company has organized its operations into two reportable segments. Its media segment includes its television, radio and digital marketing operations. Its ATS segment provides programmatic advertising and technology services through Smadex and Adwake.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value of contingent consideration, impairment charge, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 60% and 36% of its revenue from continuing operations outside the United States during the three-month periods ended March 31, 2026 and 2025, respectively.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Three-Month Period
	Ended March 31,		%
	2026	2025	Change
Net revenue
Media	$42,421	$40,977	4%
Advertising Technology & Services	154,550	50,874	204%
Consolidated	196,971	91,851	114%

Cost of revenue
Media	5,365	3,266	64%
Advertising Technology & Services	96,589	30,206	220%
Consolidated	101,954	33,472	205%

Direct operating expenses
Media	28,136	26,550	6%
Advertising Technology & Services	16,663	8,952	86%
Consolidated	44,799	35,502	26%

Selling, general and administrative expenses
Media	11,352	10,805	5%
Advertising Technology & Services	6,787	4,701	44%
Consolidated	18,139	15,506	17%

Depreciation and amortization
Media	2,786	2,970	(6)%
Advertising Technology & Services	205	507	(60)%
Consolidated	2,991	3,477	(14)%

Segment operating profit (loss)
Media	(5,218)	(2,614)	100%
Advertising Technology & Services	34,306	6,508	427%
Consolidated	29,088	3,894	647%

Corporate expenses	7,173	7,788	(8)%
Impairment charge	-	23,673	(100)%
Loss on lease abandonment	-	25,191	(100)%
Restructuring costs	983	-	*
Foreign currency (gain) loss	243	12	1,925%
Operating income (loss)	20,689	(52,770)	*

Interest expense	$(3,315)	$(3,663)	(10)%
Interest income	358	605	(41)%
Dividend income	14	-	*
Realized gain (loss) on marketable securities	8	1	700%
Income (loss) before income taxes	17,754	(55,827)	*

Capital expenditures
Media	$2,899	$2,360
Advertising Technology & Services	998	24
Consolidated	$3,897	$2,384

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

Overview

We are a media and advertising technology company.

Our media business owns and operates one of the largest groups of Spanish-language television and radio stations in the United States. Our mission is to serve our Latino audience as a trusted provider of news, information, and entertainment. We serve our advertisers by providing marketing capabilities across broadcast and digital media.

Our advertising technology & services (ATS) business empowers advertisers, primarily mobile app developers, to grow their businesses globally. We provide programmatic advertising solutions through two brands. Smadex is a demand-side platform, which uses proprietary AI to automate media buying. Adwake is a performance-based digital marketing agency.

We have organized our operations into two reportable segments. Our media segment includes its television, radio and digital marketing operations. Our ATS segment provides programmatic advertising and technology services through Smadex and Adwake.

Our net revenue for the three-months period ended March 31, 2026 was $197.0 million. Of this amount, revenue generated by our media segment accounted for approximately 22%, and revenue generated by our ATS segment accounted for approximately 78% of total revenue.

Highlights

During the first quarter of 2026, our revenue grew by triple digits, driven primarily by revenue growth in our ATS segment, partially offset by a decrease in revenue in our media segment compared to the comparable period of 2025. In addition, during the first quarter of 2026:

•
ATS revenue increased by 204% during the first quarter of 2026 compared to the first quarter of 2025, primarily due to increases in monthly active advertisers and revenue per monthly active advertiser, which were driven by investments we made in the AI capabilities of our platform and increased sales capacity.
•
we acquired Playback Rewards, a reward and loyalty platform to complement our Adwake business.
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

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 10-K.

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2 to Notes to Condensed Consolidated Financial Statements.

Three-Month Periods Ended March 31, 2026 and 2025

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2026	2025	Change
Statements of Operations Data:
Net Revenue	$196,971	$91,851	114%

Cost of revenue	101,954	33,472	205%
Direct operating expenses	44,799	35,502	26%
Selling, general and administrative expenses	18,139	15,506	17%
Corporate expenses	7,173	7,788	(8)%
Depreciation and amortization	2,991	3,477	(14)%
Impairment charge	-	23,673	(100)%
Loss on lease abandonment	-	25,191	(100)%
Restructuring costs	983	-	*
Foreign currency (gain) loss	243	12	1925%
Total expenses	176,282	144,621	22%
Operating income (loss)	20,689	(52,770)	*
Interest expense	(3,315)	(3,663)	(10)%
Interest income	358	605	(41)%
Dividend income	14	-	*
Realized gain (loss) on marketable securities	8	1	700%
Income before income (loss) taxes	17,754	(55,827)	*
Income tax benefit (expense)	(5,394)	8,052	*
Net income (loss) from continuing operations	12,360	(47,775)	*
Net income (loss) from discontinued operations, net of tax	-	(191)	(100)%
Net income (loss) attributable to common stockholders	$12,360	$(47,966)	*

Other Data:
Capital expenditures	$3,897	$2,384
Net cash provided by (used in) operating activities	21,784	(15,244)
Net cash provided by (used in) investing activities	(2,879)	(2,475)
Net cash provided by (used in) financing activities	(10,171)	(4,582)

Consolidated Operations

Net Revenue. Net revenue increased to $197.0 million for the three-month period ended March 31, 2026 from $91.9 million for the three-month period ended March 31, 2025. This increase was primarily due to an increase of $1.4 million in net revenue from our media segment, and an increase of $103.7 million in net revenue from our ATS segment.

Cost of revenue. Cost of revenue increased to $102.0 million for the three-month period ended March 31, 2026 from $33.5 million for the three-month period ended March 31, 2025. This increase was primarily due to an increase of $2.1 million in cost of revenue from our media segment, and an increase of $66.4 million in cost of revenue from our ATS segment.

Direct Operating Expenses. Direct operating expenses increased to $44.8 million for the three-month period ended March 31, 2026 from $35.5 million for the three-month period ended March 31, 2025. This increase was primarily due to an increase of $1.6 million in direct operating expenses in our media segment, and an increase of $7.7 million in direct operating expenses in our ATS segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $18.1 million for the three-month period ended March 31, 2026, from $15.5 million for the three-month period ended March 31, 2025. This increase was primarily due to an increase of $0.5 million in selling, general and administrative expenses in our media segment, and an increase of $2.1 million in selling, general and administrative expenses in our ATS segment.

Corporate Expenses. Corporate expenses decreased to $7.2 million for the three-month period ended March 31, 2026 from $7.8 million for the three-month period ended March 31, 2025. This decrease was primarily due to a decrease of $1.4 million in audit fees and other professional services, a decrease of $0.2 million in rent expense, and a decrease of $0.2 million in cloud expense, partially offset by an increase of $0.8 million in bonus expense and an increase of $0.5 million in non-cash stock-based compensation.

Depreciation and amortization. Depreciation and amortization decreased to $3.0 million for the three-month period ended March 31, 2026 compared to $3.5 million for the three-month period ended March 31, 2025, primarily due to fully depreciated assets and fully amortized intangible assets.

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

Restructuring costs. During the third quarter of 2025 our management began to implement the Plan, intended to support revenue growth and reduce expenses, primarily in our media operations. For the three-month period ended March 31, 2026, we recorded $1.0 million in restructuring costs.

Foreign currency (gain) loss. Foreign currency gains and losses are primarily due to currency fluctuations that affect our operations located outside the United States.

We had a foreign currency loss of $0.2 million for the three-month period ended March 31, 2026, and a de minimis foreign currency loss for the three-month period ended March 31, 2025.

Interest Expense, net. Interest expense, net decreased to $3.0 million for the three-month period ended March 31, 2026 from $3.1 million for three-month period ended March 31, 2025. This decrease was primarily due to lower interest rate on our debt and a lower principal balance.

Realized gain (loss) on marketable securities. For each of the three-month periods ended March 31, 2026 and 2025 we recorded a de minimis amount of realized gain related to our available for sale securities.

Income Tax Expense or Benefit. Income tax expense for the three-month period ended March 31, 2026 was $5.4 million, or 30% of our pre-tax income. The effective tax rate for the three-month period ended March 31, 2026 was different from our statutory rate due to foreign and state taxes, non-deductible executive compensation, share-based compensation from foreign employees, and Net Controlled Foreign Corporation Tested Income. Income tax benefit for the three-month period ended March 31, 2025 was $8.1 million, or 14% of our pre-tax loss. The effective tax rate for the three-month period ended March 31, 2025 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non deductible executive compensation, share-based compensation from foreign employees, and transaction costs.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of certain of our digital operations, certain U.S. Foreign Tax Credit carryovers and certain states deferred tax assets. As a result of historical losses from our digital operations primarily in Uruguay, Mexico and Argentina, certain U.S. Foreign Tax Credit carryovers, and capital loss, management has determined that it is more likely than not that deferred tax assets of $18.4 million at March 31, 2026 will not be realized and therefore we have established a valuation allowance in that amount on those assets.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The OECD, many other member states and various other governments have adopted, or are in the process of adopting, Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. The OECD guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2, global minimum tax. On January 5, 2026, the OECD released the “Side-by-Side” (SbS) Safe Harbor guidance, effective January 1, 2026. This guidance provides a framework for coordinating the U.S. tax system with Pillar 2 rules, potentially limiting top-up tax liabilities for qualifying periods. The Company included the tax impact of Pillar 2 in the income tax for the three-month period ended March 31, 2026, based on the rules effective for that period, and continues to evaluate the impact of the Side-by-Side guidance on future periods.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act, which made certain changes to the current tax law and extended certain other tax provisions. We have analyzed the impact of these changes, noting that the main tax law changes that impacted us in 2026 are related to depreciation and Section 163(j) interest expense limitation. We will not take bonus depreciation in 2026 since given our tax position, the impact on this is nil. Regarding the Section 163(j) limitation, we believe that this will result in less taxable income to us.

As of March 31, 2026 and December 31, 2025, we had unrecognized tax benefits of $31.8 million and $31.7 million. We will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

Our ATS segment provides global performance marketing solutions primarily to mobile app developers. We operate this segment through two distinct business units: Smadex, our programmatic advertising platform; and Adwake, our performance-based marketing agency.

Media

Net Revenue. Net revenue in our media segment increased to $42.4 million for the three-month period ended March 31, 2026 from $41.0 million for the three-month period ended March 31, 2025. This increase was primarily due to an increase of $3.3 million in digital advertising revenue, an increase of $0.3 million in retransmission consent revenue, and an increase of $0.2 million in other revenue, partially offset by a decrease of $1.3 million in broadcast advertising revenue and a decrease of $1.0 million in spectrum usage rights revenue.

In general, the traditional broadcast industry is continuing to experience dramatic transformation. Most of our broadcast stations face declining audiences, which we believe is the situation across the industry, competitive factors with the other major Spanish-language broadcasters, and changing demographics and preferences of audiences, particularly younger audiences, in terms of the media they prefer to consume, including streaming and social media. In particular, the radio broadcast industry remains in a general state of decline as a result of numerous factors, including technological advancements in how audiences consume audio content, such as podcasts overtaking talk radio, leading to fragmentation in radio audiences; changing consumer preferences especially among younger audiences who tend to prefer interactive and on-demand experiences over the linear broadcast model; economic pressures in the form of certain high fixed operational costs; and competition with other forms of media, especially digital, for advertising revenue. We anticipate that these changes in viewer habits and preferences will persist at least for the foreseeable future and possibly permanently.

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

Cost of revenue. Cost of revenue in our media segment increased to $5.4 million for the three-month period ended March 31, 2026 from $3.3 million for the three-month period ended March 31, 2025, primarily due to the increase in costs associated with the increase in digital advertising revenue and a decrease in gross margins.

Direct Operating Expenses. Direct operating expenses in our media segment increased to $28.1 million for the three-month period ended March 31, 2026 from $26.6 million for the three-month period ended March 31, 2025, primarily due to an increase of $1.0 million in expenses associated with the increase in revenue, an increase of $0.1 million in salaries and other employee benefits, and an increase of $0.7 million in other items which were individually immaterial, partially offset by a decrease of $0.3 million in non-cash stock-based compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our media segment increased to $11.4 million for the three-month period ended March 31, 2026 from $10.8 million for the three-month period ended March 31, 2025, primarily due to an increase of $0.3 million in salaries and other employee benefits, an increase of $0.5 million in bad debt expense, and an increase of $0.2 million in other items which were individually immaterial, partially offset by a decrease in rent expense of $0.4 million.

Advertising Technology & Services

Net Revenue. Net revenue in our ATS segment increased to $154.6 million for the three-month period ended March 31, 2026 from $50.9 million for the three-month period ended March 31, 2025. The increase was primarily due to an increase in advertising revenue from Smadex, including a large customer in Asia that we acquired in the second half of 2025, and an increase in advertising revenue from Adwake.

Cost of revenue. Cost of revenue in our ATS segment increased to $96.6 million for the three-month period ended March 31, 2026 from $30.2 million for the three-month period ended March 31, 2025, primarily due to costs associated with the increase in digital advertising revenue.

We have previously noted a trend on a global basis in our ATS operations whereby advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this general trend, we have been offering our programmatic purchasing platform, Smadex, to advertisers, which lowers cost to our advertising customers. Among other things, this has led to lower margins in the products and services we sell, which we anticipate will persist for at least the foreseeable future and possibly permanently. The digital advertising industry as a whole remains dynamic and continues to undergo rapid changes in technology, customer expectation and competition. We expect this trend to continue and possibly accelerate. We must continue to address these dynamic and rapid changes, including the need to further adjust our business strategies, make appropriate investments in our technology and offer new products and services, as appropriate. No assurances can be given that the strategies we have pursued and investments we have made, and those we may pursue or make in the future will be successful.

Direct operating expenses. Direct operating expenses in our ATS segment increased to $16.7 million for the three-month period ended March 31, 2026 from $9.0 million for the three-month period ended March 31, 2025, primarily due to an increase of $4.5 million in cloud infrastructure expenses, an increase of $2.9 million in salaries and bonus expense, and an increase of $0.3 million in other items which were individually immaterial.

Selling, general and administrative expenses. Selling, general and administrative expenses in our ATS segment increased to $6.8 million for the three-month period ended March 31, 2026, from $4.7 million for the three-month period ended March 31, 2025, primarily due to an increase of $1.8 million in salaries and an increase of $0.3 million in on-premise software expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net loss attributable to common stockholders of $79.2 million, $148.9 million and $15.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. We had positive cash flow from operations of $10.6 million, $74.7 million and $75.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. We had positive cash flow from operations of $21.8 million for the three-month period ended March 31, 2026. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is sufficient to meet our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $68.2 million, and available for sale marketable securities in the additional amount of $3.0 million, as of March 31, 2026. Our liquidity is not materially affected by the amounts held in accounts outside the United States.

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

Credit Facility

On March 17, 2023, we entered into our Credit Facility, pursuant to the Original 2023 Credit Agreement, by and among us, Bank of America, N.A., as Administrative Agent, and the Lenders. The Original 2023 Credit Agreement amended, restated and replaced in its entirety our previous credit agreement. The Original 2023 Credit Agreement was amended as of July 15, 2025, effective as of June 30, 2025, with respect to certain financial covenants and certain other provisions of our Credit Facility and was further amended as of March 18, 2026, with respect to a certain administrative clarification of the calculation of financial covenants.

For more information, see Note 2 to Notes to Condensed Consolidated Financial Statements.

Cash Flow

Net cash flow provided by operating activities was $21.8 million for the three-month period ended March 31, 2026, compared to net cash flow used in operating activities of $15.2 million for the three-month period ended March 31, 2025. The change in cash flow from operating activities was primarily due to an increase in net changes in our working capital of positive $2.4 million for the three-month period ended March 31, 2026 compared to negative $20.9 million for the three-month period ended March 31, 2025. The net changes in working capital were primarily due to the timing of cash payments to publishers and collections from customers. The increase in cash flow from operating activities was also due to an increase in net income after adjusting for non-cash items. Significant non-cash items in the three-month period ended March 31, 2026 included depreciation and amortization expense of $3.0 million, and non-cash stock based compensation of $3.3 million. Significant non-cash items in the three-month period ended March 31, 2025 included impairment charges of $23.7 million, loss on lease abandonment charges of $25.2 million, depreciation and amortization expense of $3.5 million, deferred income taxes of $1.5 million, and non-cash stock based compensation of $2.6 million. We expect to have positive cash flow from operating activities for the full year 2026.

Net cash flow used in investing activities was $2.9 million for the three-month period ended March 31, 2026, compared to net cash flow used in investing activities of $2.5 million for the three-month period ended March 31, 2025. The change in net cash flow used in investing activities was primarily due to purchases of property and equipment of $3.6 million for the three-month period ended March 31, 2026 compared to $2.6 million for the three-month period ended March 31, 2025, partially offset by proceeds from the sale of marketable securities of $0.8 million for the three-month period ended March 31, 2026 compared to $0.4 million for the three-month period ended March 31, 2025.

We anticipate that our capital expenditures will be approximately $9.0 million during the full year 2026. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $10.2 million for the three-month period ended March 31, 2026, compared to $4.6 million for the three-month period ended March 31, 2025. The change in cash flow used in financing activities was primarily due to $5.0 million of payments on debt and $0.5 million of tax payments related to shares withheld for share-based compensation during the three-month period ended March 31, 2026, both of which did not occur in the three-month period ended March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may affect our financial position, results of operations and/or cash flows due to adverse changes in the financial markets. We are also exposed to market risk from changes in the base rates on our Credit Facility.

Interest Rates

As of March 31, 2026, we had $162.7 million of variable rate bank debt outstanding under our Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the Amended Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio (as defined in the Amended Credit Agreement) or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. For example, if the SOFR were to increase or decrease by a hypothetical 100 basis points, or one percentage point, from its March 31, 2026 level, our annual interest expense would increase or decrease, respectively, and cash flow from operations would decrease or increase, respectively, by $1.6 million based on the outstanding balance of our term loan as of March 31, 2026.

Foreign Currency

We have certain foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our ATS operations, and we expect a portion of our future revenues will be denominated in currencies other than the U.S. dollar, primarily the Euro. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at March 31, 2026 would not be material to our consolidated results of operations or overall financial condition.

Our operating expenses are primarily denominated in U.S. dollars. In addition, certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, primarily Spain, which uses the Euro. Currency fluctuations or a weakening U.S. dollar can increase the amount of operating expense of our international operations, which are primarily related to our ATS operations. Increases and decreases in foreign-denominated revenue from movements in foreign exchange rates are partially offset by corresponding decreases or increases in foreign-denominated operating expenses.

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

On or about July 22, 2025, our now former landlord of our former headquarters in Santa Monica, California commenced litigation against us in Los Angeles County Superior Court. The plaintiff alleges that we breached our lease and the plaintiff seeks at least $31.5 million in damages. The plaintiff filed an amended complaint on or about August 26, 2025 and we filed an answer on or about September 25, 2025, denying the plaintiff's allegations. Discovery has commenced and the court has tentatively set a trial date in June 2027. We intend to vigorously defend against the claims brought by the plaintiff and assert defenses to the claims raised.

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

We did not repurchase any shares of our Class A common stock during three-month period ended March 31, 2026 and 2025. As of March 31, 2026, we have repurchased a total of 1.8 million shares of our Class A common stock under this share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

10.1*	Amendment No. 2, dated as of March 18, 2026, to Existing Credit Agreement, by and between the Company and Bank of America, N.A., as administrative agent.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

† Management contract or compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ MARK BOELKE
Mark Boelke Chief Financial Officer, Chief Operating Officer and Treasurer

Date: May 5, 2026