Form 10-Q
period 2026-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2026-08-10
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Yes ☐ No ☒

As of August 6, 2026, there were 82,935,576 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF JUNE 30, 2026 AND DECEMBER 31, 2025	4
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND JUNE 30, 2025	5
	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND JUNE 30, 2025	6
	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND JUNE 30, 2025	7
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND JUNE 30, 2025	8
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	9
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4.	CONTROLS AND PROCEDURES	30
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	31
ITEM 1A.	RISK FACTORS	31
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4.	MINE SAFETY DISCLOSURES	31
ITEM 5.	OTHER INFORMATION	31
ITEM 6.	EXHIBITS	32

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
•
the need to make periodic investments in our media and advertising technology & services (ATS) operations;
•
our dependence on the gaming industry for the majority of our ATS revenue and a significant amount of our total revenue;
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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$80,794	$59,439
Marketable securities	2,587	3,762
Restricted cash	800	797
Trade receivables, (including related parties of $7,745 and $2,574) net of allowance for credit losses of $3,215 and $2,466	132,393	94,912
Prepaid expenses and other current assets (including related parties of $274 and $274)	23,722	18,974
Assets held for sale	3,635	5,597
Total current assets	243,931	183,481
Property and equipment, net of accumulated depreciation of $146,021 and $144,387	46,239	44,797
Intangible assets subject to amortization, net of accumulated amortization of $65,003 and $64,154 (including related parties of $464 and $928)	1,744	2,593
Intangible assets not subject to amortization	123,275	123,275
Goodwill	7,352	7,352
Deferred income taxes	3,824	3,823
Operating leases right of use asset	20,766	18,807
Other assets	3,552	3,383
Total assets	$450,683	$387,511
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$20,000	$20,000
Accounts payable and accrued expenses (including related parties of $942 and $989)	133,529	91,736
Operating lease liabilities	11,278	9,737
Total current liabilities	164,807	121,473
Long-term debt, less current maturities, net of unamortized debt issuance costs of $480 and $631	137,270	147,119
Long-term operating lease liabilities	37,722	36,775
Other long-term liabilities	13,210	12,197
Deferred income taxes	14,116	14,505
Total liabilities	367,125	332,069
Commitments and contingencies (Note 6)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at June 30, 2026 82,910,124 and December 31, 2025 82,596,319	8	8
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at June 30, 2026 and December 31, 2025 9,352,729	1	1
Additional paid-in capital	800,167	804,075
Accumulated deficit	(715,841)	(747,887)
Accumulated other comprehensive income (loss)	(777)	(755)
Total stockholders' equity	83,558	55,442
Total liabilities and equity	$450,683	$387,511

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Net Revenue	$227,901	$100,735	$424,872	$192,586
Expenses:
Cost of revenue	117,934	38,010	219,888	71,482
Direct operating expenses (including related parties of $1,178, $1,328, $2,305 and $2,450) (including non-cash stock-based compensation of $2,004, $1,011, $3,217 and $2,088)	50,621	37,712	95,420	73,214
Selling, general and administrative expenses	19,013	16,453	37,152	31,959
Corporate expenses (including non-cash stock-based compensation of $2,319, $1,674, $4,358 and $3,210)	6,597	6,375	13,770	14,163
Depreciation and amortization (including related parties of $232, $232, $463 and $464)	3,584	3,027	6,575	6,504
Impairment charge	-	-	-	23,673
Loss on lease abandonment	-	-	-	25,191
Restructuring costs	-	-	983	-
Foreign currency (gain) loss	301	6	544	18
Other operating (gain) loss	(116)	-	(116)	-
Operating income (loss)	29,967	(848)	50,656	(53,618)
Interest expense	(3,146)	(4,037)	(6,461)	(7,700)
Interest income	606	619	964	1,224
Dividend income	15	1	29	1
Realized gain (loss) on marketable securities	3	3	11	4
Gain (loss) on debt extinguishment	-	(38)	-	(38)
Income (loss) from continuing operations before income taxes	27,445	(4,300)	45,199	(60,127)
Income tax benefit (expense)	(7,759)	800	(13,153)	8,852
Net income (loss) from continuing operations	19,686	(3,500)	32,046	(51,275)
Net income (loss) from discontinued operations, net of tax	-	163	-	(28)
Net income (loss) attributable to common stockholders	$19,686	$(3,337)	$32,046	$(51,303)
Basic and diluted earnings per share:
Net income (loss) per share from continuing operations, basic	$0.21	$(0.04)	$0.35	$(0.56)
Net income (loss) per share from continuing operations, diluted	$0.19	$(0.04)	$0.32	$(0.56)

Net income (loss) per share from discontinued operations, basic and diluted	$-	$0.00	$-	$(0.00)

Net income (loss) per share attributable to common stockholders, basic	$0.21	$(0.04)	$0.35	$(0.56)
Net income (loss) per share attributable to common stockholders, diluted	$0.19	$(0.04)	$0.32	$(0.56)

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Weighted average common shares outstanding, basic	92,113,571	90,976,288	92,049,879	90,976,288
Weighted average common shares outstanding, diluted	102,857,606	90,976,288	99,639,247	90,976,288

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$19,686	$(3,337)	$32,046	$(51,303)
Other comprehensive income (loss), net of tax:
Change in fair value of marketable securities	10	33	(22)	39
Total other comprehensive income (loss)	10	33	(22)	39
Comprehensive income (loss) attributable to common stockholders	$19,696	$(3,304)	$32,024	$(51,264)

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2025	82,596,319	9,352,729	$8	$1	$804,075	$(747,887)	$(755)	$55,442
Issuance of common stock upon exercise of awards of restricted stock units	90,132	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(538)	-	-	(538)
Stock-based compensation expense	-	-	-	-	3,252	-	-	3,252
Dividends paid	-	-	-	-	(4,602)	-	-	(4,602)
Dividends equivalents payable	-	-	-	-	(919)	-	-	(919)
Change in fair value of marketable securities	-	-	-	-	-	-	(24)	(24)
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(8)	(8)
Net income (loss) attributable to common stockholders	-	-	-	-	-	12,360	-	12,360
Balance, March 31, 2026	82,686,451	9,352,729	8	1	801,268	(735,527)	(787)	64,963
Issuance of common stock upon exercise of awards of restricted stock units	223,673	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(487)	-	-	(487)
Stock-based compensation expense	-	-	-	-	4,323	-	-	4,323
Dividends paid	-	-	-	-	(4,611)	-	-	(4,611)
Dividends equivalents payable	-	-	-	-	(326)	-	-	(326)
Change in fair value of marketable securities	-	-	-	-	-	-	13	13
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(3)	(3)
Net income (loss) attributable to common stockholders	-	-	-	-	-	19,686	-	19,686
Balance, June 30, 2026	82,910,124	9,352,729	8	1	800,167	(715,841)	(777)	83,558

	Number of Common Shares		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2024	81,623,559	9,352,729	$8	$1	$815,532	$(668,720)	$(801)	$146,020
Stock-based compensation expense	-	-	-	-	2,613	-	-	2,613
Dividends paid	-	-	-	-	(4,549)	-	-	(4,549)
Dividends equivalents payable	-	-	-	-	(516)	-	-	(516)
Change in fair value of marketable securities	-	-	-	-	-	-	7	7
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(1)	(1)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(47,966)	-	(47,966)
Balance, March 31, 2025	81,623,559	9,352,729	8	1	813,080	(716,686)	(795)	95,608
Stock-based compensation expense	-	-	-	-	2,685	-	-	2,685
Dividend paid	-	-	-	-	(4,549)	-	-	(4,549)
Dividends equivalents payable	-	-	-	-	(431)	-	-	(431)
Change in fair value of marketable securities	-	-	-	-	-	-	37	37
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(4)	(4)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(3,337)	-	(3,337)
Balance, June 30, 2025	81,623,559	9,352,729	8	1	810,785	(720,023)	(762)	90,009

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$32,046	$(51,303)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,575	6,504
Impairment charge	-	23,673
Loss on lease abandonment	-	25,191
Deferred income taxes	(389)	(6,879)
Non-cash interest	819	580
Amortization of syndication contracts	198	221
Payments on syndication contracts	(138)	(220)
Non-cash stock-based compensation	7,575	5,298
(Gain) loss on marketable securities	(11)	(4)
(Gain) loss on disposal of property and equipment	(26)	6
(Gain) loss on debt extinguishment	-	38
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(37,413)	(9,981)
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	(1,156)	(1,348)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	37,474	808
Net cash provided by (used in) operating activities	45,554	(7,416)
Cash flows from investing activities:
Proceeds from sale of assets	1,892	-
Purchases of property and equipment	(6,958)	(4,804)
Purchases of marketable securities	-	(965)
Proceeds from sale of marketable securities	1,167	947
Net cash provided by (used in) investing activities	(3,899)	(4,822)
Cash flows from financing activities:
Tax payments related to shares withheld for share-based compensation plans	(1,025)	-
Payments on debt	(10,000)	(10,000)
Dividends paid	(9,213)	(9,098)
Principal payments under finance lease obligation	(59)	(65)
Net cash provided by (used in) financing activities	(20,297)	(19,163)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,358	(31,401)
Cash, cash equivalents and restricted cash:
Beginning	60,236	96,700
Ending	$81,594	$65,299
Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$5,642	$7,120
Income taxes	$(2,329)	$1,434
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$853	$946
Dividends equivalents payable	$3,792	$2,233

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

The Company's advertising technology & services (ATS) business empowers advertisers, primarily mobile app developers, to grow their businesses globally. The Company provides advertising solutions through two brands. Smadex is a programmatic demand-side platform, which uses proprietary artificial intelligence (AI) to automate media buying. Adwake is a performance-based digital marketing agency.

The Company has organized its operations into two reportable segments. Its media segment includes its television, radio and digital marketing operations. Its ATS segment consists of Smadex and Adwake.

In 2024 the Company discontinued and divested a significant portion of its operations, which largely consisted of a collection of acquisitions that had been completed prior to 2024. The Company had net income from discontinued operations, net of tax, of $0.2 million for the three-month period ended June 30, 2025, and a de minimis net loss from discontinued operations, net of tax for the six-month period ended June 30, 2025.

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

As part of ongoing negotiations, during the third quarter of 2025, the purchase price was reduced by $1.7 million, to $3.0 million. Also, additional assets with a carrying value of $3.8 million were included in the transaction, without an increase in the purchase price. As a result of these changes, the Company recorded an additional impairment charge of $5.5 million during the three-month period ended September 30, 2025. The parties signed a definitive agreement for the transaction on these revised financial terms in January 2026, with closing to occur pending regulatory approval from the government of Mexico.

The fair value less estimated costs to sell of $3.0 million is presented as Assets Held for Sale in the Consolidated Balance Sheet as of June 30, 2026.

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

In June 2026, the Company completed the sale of the office building in El Centro, California, which had a carrying value of $1.8 million, for a purchase price of $1.9 million, net of selling costs.

The carrying amounts of the Corpus Christi, Texas and Midland, Texas buildings totaling $0.6 million are presented as Assets Held for Sale in the Consolidated Balance Sheet as of June 30, 2026.

Restricted Cash

As of June 30, 2026 and December 31, 2025, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Condensed Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of June 30,
	2026	2025
Cash and cash equivalents	$80,794	$64,508
Restricted cash	800	791
Total as presented in the Condensed Consolidated Statements of Cash Flows	$81,594	$65,299

Related Parties

Substantially all of the Company’s television stations are Univision- or UniMás-affiliated television stations. On October 2, 2017, the Company entered into the current affiliation agreement which superseded and replaced its prior affiliation agreements with TelevisaUnivision. Additionally, on the same date, the Company entered into a proxy agreement and marketing and sales agreement with TelevisaUnivision, each of which superseded and replaced the prior comparable agreements with TelevisaUnivision. The term of each of these current agreements expires on December 31, 2026 for all of the Company’s Univision and UniMás network affiliate stations. The Company has started to negotiate the renewal of these agreements, which may not be renewed beyond their expiration date under their current terms, or at all.

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

During the three-month periods ended June 30, 2026 and 2025, the amount the Company paid TelevisaUnivision in this capacity was $1.1 million and $1.3 million, respectively. During the six-month periods ended June 30, 2026 and 2025, the amount the Company paid TelevisaUnivision in this capacity was $2.2 million and $2.4 million, respectively. These amounts were included in Direct Operating Expenses in the Company's Condensed Consolidated Statements of Operations.

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors (“MVPDs”). As of June 30, 2026, the amount due to the Company from TelevisaUnivision was $7.7 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended June 30, 2026 and 2025, retransmission consent revenue accounted for $8.2 million and $7.7 million, respectively, of which $5.9 million and $5.3 million, respectively, relate to the TelevisaUnivision proxy agreement. During the six-month periods ended June 30, 2026 and 2025, retransmission consent revenue accounted for $16.6 million and $15.8 million, respectively, of which $11.8 million and $10.9 million, respectively, relate to the TelevisaUnivision proxy agreement.

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

During the six-month period ended June 30, 2026, the Company had the following non-vested RSUs activity (in thousands, except grant date fair value data):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2025	6,270	$3.31
Granted	6,942	3.61
Vested	(392)	3.14
Forfeited or cancelled	(404)	3.06
Nonvested balance at June 30, 2026	12,416	3.49

Stock-based compensation expense related to RSUs was $3.9 million and $2.2 million for the three-month periods ended June 30, 2026 and 2025, respectively.

Stock-based compensation expense related to RSUs was $7.2 million and $4.3 million for the six-month periods ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, there was $18.9 million of total unrecognized compensation expense related to grants of RSUs that is expected to be recognized over a weighted-average period of 1.9 years.

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

Stock-based compensation expense related to PSUs was $0.4 million and $0.5 million for the three-month periods ended June 30, 2026 and 2025, respectively.

Stock-based compensation expense related to PSUs was $0.4 million and $1.0 million for the six-month periods ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, there was $1.5 million of total unrecognized compensation expense related to grants of PSUs that is expected to be recognized over a weighted-average period of 2.0 years.

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

During the six-month period ended June 30, 2026, the Company had the following non-vested PSUs activity (in thousands, except grant date fair value data):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2025	2,590	$2.57
Granted	200	2.97
Vested	(146)	2.44
Forfeited or cancelled	(307)	2.48
Nonvested balance at June 30, 2026	2,337	2.63

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) from continuing operations	$19,686	$(3,500)	$32,046	$(51,275)
Net income (loss) from discontinued operations, net of tax	-	163	-	(28)
Net income (loss) attributable to common stockholders	$19,686	$(3,337)	$32,046	$(51,303)

Basic earnings per share:
Denominator:
Weighted average common shares outstanding	92,113,571	90,976,288	92,049,879	90,976,288

Per share:
Income (loss) per share from continuing operations	$0.21	$(0.04)	$0.35	$(0.56)
Income (loss) per share from discontinued operations, net of tax	-	0.00	-	(0.00)
Net income (loss) per share attributable to common stockholders	$0.21	$(0.04)	$0.35	$(0.56)

Diluted earnings per share:
Denominator:
Weighted average common shares outstanding	92,113,571	90,976,288	92,049,879	90,976,288
Dilutive securities:
Restricted stock units	10,744,035	-	7,589,368	-
Diluted shares outstanding	102,857,606	90,976,288	99,639,247	90,976,288

Per share:
Income (loss) per share from continuing operations	$0.19	$(0.04)	$0.32	$(0.56)
Income (loss) per share from discontinued operations, net of tax	-	0.00	-	(0.00)
Net income (loss) per share attributable to common stockholders	$0.19	$(0.04)	$0.32	$(0.56)

For the three- and six-month periods ended June 30, 2026, a total of 19,701 and 68,331, respectively, shares of dilutive securities, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the three- and six-month periods ended June 30, 2025, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 1,894,454 and 1,707,269 equivalent shares of dilutive securities for the three- and six-month periods ended June 30, 2025, respectively.

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

As discussed above under Assets held for sale, in March 2025, the Company entered into an agreement to sell the assets of its two Mexico television stations. As a result of the terms of this transaction, as revised during negotiations, the Company recorded an impairment charge of $23.7 million for the six-month period ended June 30, 2025.

Loss on Lease Abandonment

At the time of a lease termination, the operating lease right-of-use ("ROU") asset is derecognized, while the corresponding lease liability is evaluated and derecognized by the Company based any remaining contractual obligations as of the lease termination date.

The Company’s corporate headquarters and main operational offices for its audio operations are currently located in Burbank, California. The Company's corporate headquarters and main operational offices for its audio operations were previously located in Santa Monica, California. The Company occupied approximately 38,000 square feet of space in the building housing its previous corporate headquarters under a lease, as amended, that was scheduled to expire on January 31, 2034. The Company vacated the facility in February 2025 and ceased making further lease payments. As a result, during the first quarter of 2025 the Company recorded a loss on lease abandonment charges of $16.1 million related to the right of use asset associated with this lease, and $9.1 million related to leasehold improvements associated with this lease. As of June 30, 2026, the Company's consolidated balance sheet included $5.7 million of operating lease liabilities and $18.6 million of long-term operating lease liabilities related to this lease. For more information, see Note 4.

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

Key components of the Plan that have been implemented include a reduction of approximately 5% of the Company's media segment workforce, including the termination of an executive and certain back-office personnel, the abandonment of six leased facilities, with impacted employees transitioning to remote work, and the shutdown of certain legacy international operations within the ATS segment.

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. As a result of the implementation of the Plan and the actions described above, the Company recorded total charges of $1.0 million for the six-month period ended June 30, 2026, which are included within Restructuring costs in the Company's Condensed Consolidated Statements of Operations.

The following table rolls forward the activity in the restructuring liability:

(in thousands)
Beginning balance at December 31, 2025	$72
Additional restructuring and related costs	983
Non-cash charge (included above)	(38)
Cash payments	(1,017)
Ending balance June 30, 2026	$-

The Company may incur additional charges associated with the Plan; however, it is unable to reasonably estimate the amount of such future charges as of June 30, 2026.

Credit Facility

The Company entered into the Credit Facility, pursuant to the Credit Agreement dated as of March 17, 2023 (the "Original 2023 Credit Agreement"), by and among the Company, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively the “Lenders” and individually each a “Lender”). The Original 2023 Credit Agreement amended, restated and replaced in its entirety the Company's previous credit agreement. The Original 2023 Credit Agreement was amended as of July 15, 2025, effective as of June 30, 2025 (the “2025 Amendment”), with respect to certain financial covenants and certain other provisions of the Credit Facility, and was further amended as of March 18, 2026 (the “2026 Amendment”), with respect to a certain administrative clarification of the calculation of financial covenants. The Original 2023 Credit Agreement, the 2025 Amendment and the 2026 Amendment are collectively referred to as the “Amended Credit Agreement”.

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

As of June 30, 2026, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 6.48%.

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

The covenants of the Amended Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Amended Credit Agreement requires compliance with financial covenants related to Total Net Leverage Ratio, not to exceed 4.00 to 1.00, and Interest Coverage Ratio (as defined in the Amended Credit Agreement) with a minimum permitted ratio of 2.00 to 1.00 (calculated as set forth in the Amended Credit Agreement). As of June 30, 2026, the Company believes that it is in compliance with all covenants in the Amended Credit Agreement.

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

The carrying amount of the Term Loan A Facility as of June 30, 2026 approximated its fair value and was $147.0 million, net of $0.5 million of unamortized debt issuance costs and original issue discount.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company has bank deposits in excess of Federal Deposit Insurance Corporation insurance limits. As of June 30, 2026, the majority of all U.S. deposits are maintained in three financial institutions. The Company has not experienced any losses in such accounts and believes that it is not currently exposed to significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all or substantially all of the bank deposits held in banks outside the United States, primarily Spain and Singapore, are not insured.

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

Trade receivables from the three largest advertisers represented 21%, 6% and 5%, respectively, of the Company's total trade receivables as of June 30, 2026. No other single advertiser represented more than 5% of the Company's total trade receivables as of June 30, 2026 and December 31, 2025.

Revenue from the two largest advertisers represented 40% and 5%, of the Company's total revenue for the three-month period ended June 30, 2026.

Revenue from the two largest advertisers represented 38% and 5%, of the Company's total revenue for the six-month period ended June 30, 2026.

These advertisers pay on a current basis and therefore management believes that it is managing this risk. No other advertiser represented more than 5% of the Company's total revenue for the three- and six-month periods ended June 30, 2026.

No advertiser represented more than 5% of the Company's total revenue for the three- and six-month periods ended June 30, 2025.

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

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge that aggregated $0.6 million of expense and $0.7 million of expense for the three-month periods ended June 30, 2026 and 2025, respectively, and $0.8 million of expense and $0.5 million of expense for the six-month periods ended June 30, 2026 and 2025. The net charge off of bad debts aggregated $0.1 million and $0.4 million for the three-month periods ended June 30, 2026 and 2025, respectively, and $0.2 million and $0.5 million for the six-month periods ended June 30, 2026 and 2025, respectively.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the condensed consolidated balance sheets (in millions):

	June 30, 2026
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$0.6	$0.6	—	—
Corporate bonds and notes	$2.6	—	$2.6	—

	December 31, 2025
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$1.3	$1.3	—	—
Corporate bonds and notes	$3.8	—	$3.8	—

Nonrecurring fair value measurements:
FCC licenses	$62.3	—	—	62.3	$(26.0)

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

As of June 30, 2026, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities (in thousands):

	Corporate Bonds and Notes
	Amortized Cost	Unrealized gains (losses)
Due within a year	$482	$2
Due after one year	2,091	12
Total	$2,573	$14

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of June 30, 2026 and December 31, 2025, the Company determined that a credit loss allowance is not required.

Included in interest income was a de minimis amount for the three-month period ended June 30, 2026 and $0.1 million for the three-month period ended June 30, 2025, related to the Company’s available for sale securities. Included in interest income was $0.1 million for each of the six-month periods ended June 30, 2026 and 2025, related to the Company’s available for sale securities.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2025	$(1,250)	$495	$(755)
Other comprehensive income (loss)	-	(35)	(35)
Income tax (expense) benefit	-	11	11
Amounts reclassified from AOCI	-	(8)	(8)
Other comprehensive income (loss), net of tax	-	(32)	(32)
Accumulated other comprehensive income (loss) as of March 31, 2026	(1,250)	463	(787)
Other comprehensive income (loss)	-	16	16
Income tax (expense) benefit	-	(3)	(3)
Amounts reclassified from AOCI	-	(3)	(3)
Other comprehensive income (loss), net of tax	-	10	10
Accumulated other comprehensive income (loss) as of June 30, 2026	$(1,250)	$473	$(777)

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Digital advertising	$193,168	$63,255	$356,912	$120,048
Broadcast advertising	24,344	26,644	47,142	50,741
Spectrum usage rights	808	1,781	1,605	3,567
Retransmission consent	8,211	7,708	16,575	15,784
Other	1,370	1,347	2,638	2,446
Total revenue	$227,901	$100,735	$424,872	$192,586

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

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Local direct	$4,661	$4,879	$8,939	$9,689
Local agency	10,901	12,001	21,445	22,540
National agency	8,782	9,764	16,758	18,512
Total revenue	$24,344	$26,644	$47,142	$50,741

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
United States	$88,677	$64,634	$167,009	$123,169
Asia	97,464	3,316	173,390	3,316
Europe	40,848	32,310	83,161	65,213
Rest of the World	912	475	1,312	888
Total revenue	$227,901	$100,735	$424,872	$192,586

Deferred Revenue

(in thousands)	December 31, 2025	Increase	Decrease	June 30, 2026
Deferred revenue	$2,615	2,922	(2,615)	$2,922

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

The following table summarizes the expected future payments related to lease liabilities as of June 30, 2026:

(in thousands)
Remainder of 2026	$9,988
2027	8,939
2028	8,043
2029	7,532
2030	6,947
Thereafter	19,074
Total minimum payments	$60,523
Less amounts representing interest	(11,523)
Present value of minimum lease payments	49,000
Less current operating lease liabilities	(11,278)
Long-term operating lease liabilities	$37,722

The Company’s existing leases have remaining terms of less than one year up to 25 years. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of June 30, 2026 were 8.1 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2025 were 8.5 years and 6.3%, respectively.

The Company’s corporate headquarters and main operational offices for its audio operations are currently located in Burbank, California. The Company's corporate headquarters and main operational offices for its audio operations were previously located in Santa Monica, California. The Company occupied approximately 38,000 square feet of space in the building housing its previous corporate headquarters under a lease, as amended, that was scheduled to expire on January 31, 2034. The Company vacated the facility in February 2025 and ceased making further lease payments. As a result, during the first quarter of 2025 the Company recorded a loss on lease abandonment charges of $16.1 million related to the right of use asset associated with this lease, and $9.1 million related to leasehold improvements associated with this lease. As of June 30, 2026, the Company's Condensed Consolidated Balance Sheet included $5.7 million of operating lease liabilities and $18.6 million of long-term operating lease liabilities related to this lease.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Six-Month Period Ended June 30,
(in thousands)	2026	2025
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$3,768	$4,490
Non-cash additions to operating lease assets	$4,747	$513

The following table summarizes the components of lease expense:

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$1,804	$1,977	$3,510	$4,316
Variable lease cost	289	115	555	216
Short-term lease cost	446	467	936	869
Total lease cost	$2,539	$2,559	$5,001	$5,401

For the three-month period ended June 30, 2026, lease cost of $1.6 million and $0.9 million, were recorded to direct operating expenses and selling, general and administrative expenses, respectively. For the six-month period ended June 30, 2026, lease cost of $3.1 million and $1.9 million, were recorded to direct operating expenses and selling, general and administrative expenses, respectively.

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

5. SEGMENT INFORMATION

The Company has organized its operations into two reportable segments. Its media segment includes its television, radio and digital marketing operations. Its ATS segment consists of Smadex and Adwake.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, impairment charge, loss on lease abandonment, restructuring costs, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 61% and 36% of its revenue from continuing operations outside the United States during the three-month periods ended June 30, 2026 and 2025, respectively. The Company generated 61% and 36% of its revenue from continuing operations outside the United States during the six-month periods ended June 30, 2026 and 2025, respectively.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Net revenue
Media	$45,080	$45,413	(1)%	$87,501	$86,390	1%
Advertising Technology & Services	182,821	55,322	230%	337,371	106,196	218%
Consolidated	227,901	100,735	126%	424,872	192,586	121%

Cost of revenue
Media	6,064	4,651	30%	11,429	7,917	44%
Advertising Technology & Services	111,870	33,359	235%	208,459	63,565	228%
Consolidated	117,934	38,010	210%	219,888	71,482	208%

Direct operating expenses
Media	28,753	26,795	7%	56,889	53,345	7%
Advertising Technology & Services	21,868	10,917	100%	38,531	19,869	94%
Consolidated	50,621	37,712	34%	95,420	73,214	30%

Selling, general and administrative expenses
Media	10,662	11,006	(3)%	22,014	21,811	1%
Advertising Technology & Services	8,351	5,447	53%	15,138	10,148	49%
Consolidated	19,013	16,453	16%	37,152	31,959	16%

Depreciation and amortization
Media	2,881	2,607	11%	5,667	5,577	2%
Advertising Technology & Services	703	420	67%	908	927	(2)%
Consolidated	3,584	3,027	18%	6,575	6,504	1%

Segment operating profit (loss)
Media	(3,280)	354	*	(8,498)	(2,260)	276%
Advertising Technology & Services	40,029	5,179	673%	74,335	11,687	536%
Consolidated	36,749	5,533	564%	65,837	9,427	598%

Corporate expenses	6,597	6,375	3%	13,770	14,163	(3)%
Impairment charge	-	-	-	-	23,673	(100)%
Loss on lease abandonment	-	-	-	-	25,191	(100)%
Restructuring costs	-	-	-	983	-	*
Foreign currency (gain) loss	301	6	*	544	18	*
Other operating (gain) loss	(116)	-	*	(116)	-	*
Operating income (loss)	29,967	(848)	*	50,656	(53,618)	*

Interest expense	$(3,146)	$(4,037)	(22)%	$(6,461)	$(7,700)	(16)%
Interest income	606	619	(2)%	964	1,224	(21)%
Dividend income	15	1	*	29	1	*
Realized gain (loss) on marketable securities	3	3	0%	11	4	175%
Gain (loss) on debt extinguishment	-	(38)	(100)%	-	(38)	(100)%
Income (loss) before income taxes	27,445	(4,300)	*	45,199	(60,127)	*

Capital expenditures
Media	$2,773	$1,970		$5,672	$4,330
Advertising Technology & Services	397	301		1,395	325
Consolidated	$3,170	$2,271		$7,067	$4,655

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

Our advertising technology & services (ATS) business empowers advertisers, primarily mobile app developers, to grow their businesses globally. We provide advertising solutions through two brands. Smadex is a programmatic demand-side platform, which uses proprietary AI to automate media buying. Adwake is a performance-based digital marketing agency.

We have organized our operations into two reportable segments. Our media segment includes its television, radio and digital marketing operations. Our ATS segment consists of Smadex and Adwake.

Our net revenue for the three-month period ended June 30, 2026 was $227.9 million. Of this amount, revenue generated by our media segment accounted for approximately 20%, and revenue generated by our ATS segment accounted for approximately 80% of total revenue.

Highlights

During the second quarter of 2026, our revenue grew by triple digits, driven by revenue growth in our ATS segment, partially offset by a decrease in revenue in our media segment compared to the comparable period of 2025. In addition, during the second quarter of 2026:

•
ATS revenue increased by 230% during the second quarter of 2026 compared to the second quarter of 2025, primarily due to a large customer in Asia that we acquired in the second half of 2025, and increases in monthly active advertisers and revenue per monthly active advertiser.
•
we have continued to invest in the AI capabilities of our Smadex platform and our sales capacity.
•
we continued to reduce our debt by making a scheduled amortization payment of $5 million under our Credit Facility.

Relationship with TelevisaUnivision

Our network affiliation agreement with TelevisaUnivision provides certain of our owned stations the exclusive right to broadcast TelevisaUnivision’s primary Univision network and UniMás network programming in their respective markets. Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements with MVPDs for our Univision- and UniMás-affiliated television station signals. Revenue generated from retransmission consent agreements represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We also generate revenue under a marketing and sales agreement with TelevisaUnivision, which gives us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver. The term of each of these current agreements expires on December 31, 2026 for all of our Univision and UniMás network affiliate stations. TelevisaUnivision also owns approximately 10% of our common stock on a fully-converted basis. For more information regarding these agreements and the stock that TelevisaUnivision owns, see Note 2 to Notes to Condensed Consolidated Financial Statements.

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

Three- and Six-Month Periods Ended June 30, 2026 and 2025

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Statements of Operations Data:
Net Revenue	$227,901	$100,735	126%	$424,872	$192,586	121%

Cost of revenue	117,934	38,010	210%	219,888	71,482	208%
Direct operating expenses	50,621	37,712	34%	95,420	73,214	30%
Selling, general and administrative expenses	19,013	16,453	16%	37,152	31,959	16%
Corporate expenses	6,597	6,375	3%	13,770	14,163	(3)%
Depreciation and amortization	3,584	3,027	18%	6,575	6,504	1%
Impairment charge	-	-	-	-	23,673	(100)%
Loss on lease abandonment	-	-	-	-	25,191	(100)%
Restructuring costs	-	-	-	983	-	*
Foreign currency (gain) loss	301	6	*	544	18	*
Other operating (gain) loss	(116)	-	*	(116)	-	*
Total expenses	197,934	101,583	95%	374,216	246,204	52%
Operating income (loss)	29,967	(848)	*	50,656	(53,618)	*
Interest expense	(3,146)	(4,037)	(22)%	(6,461)	(7,700)	(16)%
Interest income	606	619	(2)%	964	1,224	(21)%
Dividend income	15	1	*	29	1	*
Realized gain (loss) on marketable securities	3	3	0%	11	4	175%
Loss on debt extinguishment	-	(38)	(100)%	-	(38)	(100)%
Income before income (loss) taxes	27,445	(4,300)	*	45,199	(60,127)	*
Income tax benefit (expense)	(7,759)	800	*	(13,153)	8,852	*
Net income (loss) from continuing operations	19,686	(3,500)	*	32,046	(51,275)	*
Net income (loss) from discontinued operations, net of tax	-	163	(100)%	-	(28)	(100)%
Net income (loss) attributable to common stockholders	$19,686	$(3,337)	*	$32,046	$(51,303)	*

Other Data:
Capital expenditures	$3,170	$2,271		7,067	4,655
Net cash provided by (used in) operating activities				45,554	(7,416)
Net cash provided by (used in) investing activities				(3,899)	(4,822)
Net cash provided by (used in) financing activities				(20,297)	(19,163)

Consolidated Operations

Net Revenue. Net revenue increased to $227.9 million for the three-month period ended June 30, 2026 from $100.7 million for the three-month period ended June 30, 2025. This increase was primarily due to an increase of $127.5 million in net revenue from our ATS segment, partially offset by a decrease of $0.3 million in net revenue from our media segment.

Net revenue increased to $424.9 million for the six-month period ended June 30, 2026 from $192.6 million for the six-month period ended June 30, 2025. This increase was primarily due to an increase of $1.1 million in net revenue from our media segment, and an increase of $231.2 million in net revenue from our ATS segment.

Cost of revenue. Cost of revenue increased to $117.9 million for the three-month period ended June 30, 2026 from $38.0 million for the three-month period ended June 30, 2025. This increase was primarily due to an increase of $1.4 million in cost of revenue from our media segment, and an increase of $78.5 million in cost of revenue from our ATS segment.

Cost of revenue increased to $219.9 million for the six-month period ended June 30, 2026 from $71.5 million for the six-month period ended June 30, 2025. This increase was primarily due to an increase of $3.5 million in cost of revenue from our media segment, and an increase of $144.9 million in cost of revenue from our ATS segment.

Direct Operating Expenses. Direct operating expenses increased to $50.6 million for the three-month period ended June 30, 2026 from $37.7 million for the three-month period ended June 30, 2025. This increase was primarily due to an increase of $2.0 million in direct operating expenses in our media segment, and an increase of $10.9 million in direct operating expenses in our ATS segment.

Direct operating expenses increased to $95.4 million for the six-month period ended June 30, 2026 from $73.2 million for the six-month period ended June 30, 2025. This increase was primarily due to an increase of $3.5 million in direct operating expenses in our media segment, and an increase of $18.7 million in direct operating expenses in our ATS segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $19.0 million for the three-month period ended June 30, 2026, from $16.5 million for the three-month period ended June 30, 2025. This increase was primarily due to an increase of $2.9 million in selling, general and administrative expenses in our ATS segment, partially offset by a decrease of $0.3 million in selling, general and administrative expenses in our media segment.

Selling, general and administrative expenses increased to $37.2 million for the six-month period ended June 30, 2026, from $32.0 million for the six-month period ended June 30, 2025. This increase was primarily due to an increase of $0.2 million in selling, general and administrative expenses in our media segment, and an increase of $5.0 million in selling, general and administrative expenses in our ATS segment.

Corporate Expenses. Corporate expenses increased to $6.6 million for the three-month period ended June 30, 2026 from $6.4 million for the three-month period ended June 30, 2025. This increase was primarily due an increase of $0.6 million in non-cash stock-based compensation partially offset by a decrease of $0.3 million in salaries and benefits.

Corporate expenses decreased to $13.8 million for the six-month period ended June 30, 2026 from $14.2 million for the six-month period ended June 30, 2025. This decrease was primarily due to a decrease of $1.3 million in audit fees and other professional services, and a decrease of $0.3 million in cloud expense, partially offset by an increase of $1.1 million in non-cash stock-based compensation and an increase of $0.2 million in salaries and benefits.

Depreciation and amortization. Depreciation and amortization increased to $3.6 million for the three-month period ended June 30, 2026 compared to $3.0 million for the three-month period ended June 30, 2025, primarily due depreciation of newly purchased assets.

Depreciation and amortization increased to $6.6 million for the six-month period ended June 30, 2026 compared to $6.5 million for the six-month period ended June 30, 2025, primarily due depreciation of newly purchased assets.

Impairment. During the first quarter of 2025, we incurred an impairment charge of $23.7 million related to broadcast licenses and fixed assets of the two television stations in Mexico that are held for sale.

Loss on lease abandonment. During the first quarter of 2025, we incurred a loss on lease abandonment of $25.2 million related to our previous Santa Monica lease.

Restructuring costs. During the third quarter of 2025 our management began to implement the Plan, intended to support revenue growth and reduce expenses, primarily in our media operations. For the six-month period ended June 30, 2026, we recorded $1.0 million in restructuring costs.

Foreign currency (gain) loss. Foreign currency gains and losses are primarily due to currency fluctuations that affect our operations located outside the United States.

We had a foreign currency loss of $0.3 million for the three-month period ended June 30, 2026, and a de minimis foreign currency loss for the three-month period ended June 30, 2025.

We had a foreign currency loss of $0.5 million for the six-month period ended June 30, 2026, and a de minimis foreign currency loss for the six-month period ended June 30, 2025.

Interest Expense, net. Interest expense, net decreased to $2.5 million for the three-month period ended June 30, 2026 from $3.4 million for three-month period ended June 30, 2025. This decrease was primarily due to lower interest rate on our debt and a lower principal balance.

Interest expense, net decreased to $5.5 million for the six-month period ended June 30, 2026 from $6.5 million for the six-month period ended June 30, 2025. This decrease was primarily due to lower interest rate on our debt and a lower principal balance.

Realized gain (loss) on marketable securities. For each of the three-month periods ended June 30, 2026 and 2025 we recorded a de minimis amount of realized gain related to our available for sale securities.

For each of the six-month periods ended June 30, 2026 and 2025 we recorded a de minimis amount of realized gain related to our available for sale securities.

Income Tax Expense or Benefit. Income tax expense for the three-month period ended June 30, 2026 was $7.8 million, or 28% of our pre-tax income. The effective tax rate for the three-month period ended June 30, 2026 was different from our statutory rate due to foreign and state taxes, non-deductible executive compensation, share-based compensation from foreign employees, and Net Controlled Foreign Corporation Tested Income. Income tax benefit for the three-month period ended June 30, 2025 was $0.8 million, or 19% of our pre-tax loss. The effective tax rate for the three-month period ended June 30, 2025 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, share-based compensation from foreign employees, and transaction costs.

Income tax expense for the six-month period ended June 30, 2026 was $13.2 million, or 29% of our pre-tax income. The effective tax rate for the six-month period ended June 30, 2026 was different from our statutory rate due to foreign and state taxes, non-deductible executive compensation, share-based compensation from foreign employees, and Net Controlled Foreign Corporation Tested Income. Income tax benefit for the six-month period ended June 30, 2025 was $8.9 million, or 15% of our pre-tax loss. The effective tax rate for the six-month period ended June 30, 2025 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, share-based compensation from foreign employees, and transaction costs.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of certain of our digital operations, certain U.S. Foreign Tax Credit carryovers and certain states deferred tax assets. As a result of historical losses from our digital operations primarily in certain jurisdictions, certain U.S. Foreign Tax Credit carryovers, and capital loss, management has determined that it is more likely than not that deferred tax assets of $18.5 million at June 30, 2026 will not be realized and therefore we have established a valuation allowance in that amount on those assets.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The OECD, many other member states and various other governments have adopted, or are in the process of adopting, Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. The OECD guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2, global minimum tax. On January 5, 2026, the OECD released the “Side-by-Side” (SbS) Safe Harbor guidance, effective January 1, 2026. This guidance provides a framework for coordinating the U.S. tax system with Pillar 2 rules, potentially limiting top-up tax liabilities for qualifying periods. We included the tax impact of Pillar 2 in the income tax for the three- and six-month periods ended June 30, 2026, based on the rules effective for that period, and continues to evaluate the impact of the SbS guidance on future periods.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act, which made certain changes to the current tax law and extended certain other tax provisions. We have analyzed the impact of these changes, noting that the main tax law changes that are expected to impact us in 2026 are related to depreciation and Section 163(j) interest expense limitation. We will not take bonus depreciation in 2026 since, given our tax position, the impact on this is nil. Regarding the Section 163(j) limitation, we believe that this will result in less taxable income to us.

As of June 30, 2026 and December 31, 2025, we had unrecognized tax benefits of $31.9 million and $31.7 million. We will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

Our ATS segment provides global performance marketing solutions primarily to mobile app developers. We operate this segment through two distinct business units: Smadex, our programmatic demand-side advertising platform; and Adwake, our performance-based digital marketing agency.

Media

Net Revenue. Net revenue in our media segment decreased to $45.1 million for the three-month period ended June 30, 2026 from $45.4 million for the three-month period ended June 30, 2025. This decrease was primarily due to a decrease of $2.3 million in broadcast advertising revenue and a decrease of $1.0 million in spectrum usage rights revenue partially offset by an increase of $2.4 million in digital advertising revenue, and an increase of $0.5 million in retransmission consent revenue.

Net revenue in our media segment increased to $87.5 million for the six-month period ended June 30, 2026 from $86.4 million for the six-month period ended June 30, 2025. This increase was primarily due to an increase of $5.7 million in digital advertising revenue, an increase of $0.8 million in retransmission consent revenue, and an increase of $0.2 million in other revenue, partially offset by a decrease of $3.6 million in broadcast advertising revenue and a decrease of $2.0 million in spectrum usage rights revenue.

In general, the traditional broadcast industry is continuing to experience dramatic transformation. Most of our broadcast stations face declining audiences, which we believe is the situation across the industry, competitive factors with the other major

Spanish-language broadcasters, and changing demographics and preferences of audiences, particularly younger audiences, in terms of the media they prefer to consume, including streaming and social media. In particular, the radio broadcast industry remains in a general state of decline as a result of numerous factors, including technological advancements in how audiences consume audio content, such as podcasts overtaking talk radio, leading to fragmentation in radio audiences; changing consumer preferences, especially among younger audiences who tend to prefer interactive and on-demand experiences over the linear broadcast model; economic pressures in the form of certain high fixed operational costs; and competition with other forms of media, especially digital, for advertising revenue. We anticipate that these changes in viewer habits and preferences will persist at least for the foreseeable future and possibly permanently.

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

Cost of revenue. Cost of revenue in our media segment increased to $6.1 million for the three-month period ended June 30, 2026 from $4.7 million for the three-month period ended June 30, 2025, primarily due to the increase in costs associated with the increase in digital advertising revenue.

Cost of revenue in our media segment increased to $11.4 million for the six-month period ended June 30, 2026 from $7.9 million for the six-month period ended June 30, 2025, primarily due to the increase in costs associated with the increase in digital advertising revenue and a decrease in gross margins.

Direct Operating Expenses. Direct operating expenses in our media segment increased to $28.8 million for the three-month period ended June 30, 2026 from $26.8 million for the three-month period ended June 30, 2025, primarily due to an increase of $0.7 million in salaries and other employee benefits, an increase of $0.2 million in non-cash stock-based compensation, an increase of $0.1 million in rent expense, an increase of $0.1 million in music license fees, and an increase of $0.9 million in other items which were individually immaterial.

Direct operating expenses in our media segment increased to $56.9 million for the six-month period ended June 30, 2026 from $53.4 million for the six-month period ended June 30, 2025, primarily due to an increase of $0.9 million in expenses associated with the increase in revenue, an increase of $0.8 million in salaries and other employee benefits, an increase of $0.3 million in music license fees, an increase of $0.1 million in rent expense, and an increase of $1.4 million in other items which were individually immaterial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our media segment decreased to $10.7 million for the three-month period ended June 30, 2026 from $11.0 million for the three-month period ended June 30, 2025, primarily due to a decrease of $0.2 million in bad debt expense, a decrease in rent expense of $0.2 million, and a decrease of $0.3 million in other items which were individually immaterial, partially offset by an increase of $0.4 million in salaries and other employee benefits.

Selling, general and administrative expenses in our media segment increased to $22.0 million for the six-month period ended June 30, 2026 from $21.8 million for the six-month period ended June 30, 2025, primarily due to an increase of $0.7 million in salaries and other employee benefits, and an increase of $0.3 million in bad debt expense, partially offset by a decrease in rent expense of $0.5 million and a decrease of $0.3 million in other items which were individually immaterial.

Advertising Technology & Services

Net Revenue. Net revenue in our ATS segment increased to $182.8 million for the three-month period ended June 30, 2026 from $55.3 million for the three-month period ended June 30, 2025. The increase was primarily due to an increase in advertising revenue from Smadex, driven primarily by a large customer in Asia that we acquired in the second half of 2025, increases in monthly active advertisers and revenue per monthly active advertiser, and an increase in advertising revenue from Adwake.

Net revenue in our ATS segment increased to $337.4 million for the six-month period ended June 30, 2026 from $106.2 million for the six-month period ended June 30, 2025. The increase was primarily due to an increase in advertising revenue from Smadex, driven primarily by a large customer in Asia that we acquired in the second half of 2025, increases in monthly active advertisers and revenue per monthly active advertiser, and an increase in advertising revenue from Adwake.

As noted below, the digital advertising industry is dynamic and our ATS operations are subject to rapid change as the underlying technology advances, client expectations vary, and we face increased competition for advertisers generally. In the second quarter of 2026 ATS revenue grew 230% compared to the second quarter of 2025 and 18% compared to the first quarter of 2026. While we currently anticipate continuing growth in the third and fourth quarters of 2026 on a prior-year comparative basis, we expect a lower rate of quarterly growth on a prior-year comparative basis than we had in the second quarter of 2026. Additionally, we currently do not expect sequential ATS revenue growth in the third quarter of 2026.

Cost of revenue. Cost of revenue in our ATS segment increased to $111.9 million for the three-month period ended June 30, 2026 from $33.4 million for the three-month period ended June 30, 2025, primarily due to costs associated with the increase in digital advertising revenue.

Cost of revenue in our ATS segment increased to $208.5 million for the six-month period ended June 30, 2026 from $63.6 million for the six-month period ended June 30, 2025, primarily due to costs associated with the increase in digital advertising revenue.

We have previously noted a trend on a global basis in our ATS operations whereby advertisers are demanding more efficiency and lower cost from intermediaries like us. In response to this trend, we have been offering our programmatic purchasing platform, Smadex, to advertisers, which lowers cost to our advertising customers. Among other things, this has led to lower margins in the products and services we sell, which we anticipate will persist for at least the foreseeable future and possibly permanently. The digital advertising industry as a whole remains dynamic and continues to undergo rapid changes in technology, customer expectation and competition. We expect this trend to continue and possibly accelerate. We must continue to address these dynamic and rapid changes, including the need to further adjust our business strategies, continue to make investments in our technology and offer new products and services, as appropriate. No assurances can be given that the strategies we have pursued and investments we have made, and those we may pursue or make in the future, will be successful.

Direct operating expenses. Direct operating expenses in our ATS segment increased to $21.9 million for the three-month period ended June 30, 2026 from $10.9 million for the three-month period ended June 30, 2025, primarily due to an increase of $7.1 million in cloud infrastructure expenses, an increase of $1.7 million in salaries and bonus expense, an increase of $0.7 million in expenses for sales events, an increase of $0.8 million in non-cash stock-based compensation and $0.7 million in other items which were individually immaterial.

Direct operating expenses in our ATS segment increased to $38.5 million for the six-month period ended June 30, 2026 from $19.9 million for the six-month period ended June 30, 2025, primarily due to an increase of $10.0 million in cloud infrastructure expenses, an increase of $5.4 million in salaries and bonus expense, an increase of $0.6 million in expenses for sales events expense, an increase of $1.3 million in non-cash stock-based compensation and $1.3 million in other items which were individually immaterial.

Selling, general and administrative expenses. Selling, general and administrative expenses in our ATS segment increased to $8.4 million for the three-month period ended June 30, 2026, from $5.4 million for the three-month period ended June 30, 2025, primarily due to an increase of $2.2 million in salaries and payroll tax expense, an increase of $0.4 million in professional services and an increase of $0.4 million in software expense.

Selling, general and administrative expenses in our ATS segment increased to $15.1 million for the six-month period ended June 30, 2026, from $10.1 million for the six-month period ended June 30, 2025, primarily due to an increase of $3.4 million in salaries and payroll tax expense, an increase of $0.8 million in software expense, an increase of $0.4 million in professional services and an increase of $0.4 million in other items which were individually immaterial.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net loss attributable to common stockholders of $79.2 million, $148.9 million and $15.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. We had positive cash flow from operations of $10.6 million, $74.7 million and $75.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. We had positive cash flow from operations of $45.6 million for the six-month period ended June 30, 2026. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is sufficient to meet our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $80.8 million, and available for sale marketable securities in the additional amount of $2.6 million, as of June 30, 2026. Our liquidity is not materially affected by the amounts held in accounts outside the United States.

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

For more information, see Note 2 to Notes to Condensed Consolidated Financial Statements.

Cash Flow

Net cash flow provided by operating activities was $45.6 million for the six-month period ended June 30, 2026, compared to net cash flow used in operating activities of $7.4 million for the six-month period ended June 30, 2025. The change in cash flow from operating activities was primarily due to an increase in net income after adjusting for non-cash items. Significant non-cash items in the six-month period ended June 30, 2026 included depreciation and amortization expense of $6.6 million, and non-cash stock based compensation of $7.6 million. Significant non-cash items in the six-month period ended June 30, 2025 included impairment charges of $23.7 million, loss on lease abandonment charges of $25.2 million, depreciation and amortization expense of $6.5 million, deferred income taxes benefit of $6.9 million, and non-cash stock based compensation of $5.3 million. The increase in cash flow from operating activities was also due to an increase in net changes in our working capital of negative $1.1 million for the six-month period ended June 30, 2026 compared to negative $10.5 million for the six-month period ended June 30, 2025. The net changes in working capital were primarily due to the timing of cash payments to publishers and collections from customers. We expect to have positive cash flow from operating activities for the full year 2026.

Net cash flow used in investing activities was $3.9 million for the six-month period ended June 30, 2026, compared to net cash flow used in investing activities of $4.8 million for the six-month period ended June 30, 2025. The change in net cash flow used in investing activities was primarily due to proceeds from sale of assets of $1.9 million for the six-month period ended June 30, 2026, and purchases of marketable securities of $1.0 million for the six-month period ended June 30, 2025, which we did not have in the six-month period ended June 30, 2026, partially offset by purchases of property and equipment of $7.0 million for the six-month period ended June 30, 2026 compared to $4.8 million for the six-month period ended June 30, 2025.

We anticipate that our capital expenditures will be approximately $12 million during the full year 2026. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $20.3 million for the six-month period ended June 30, 2026, compared to $19.2 million for the six-month period ended June 30, 2025. The change in cash flow used in financing activities was primarily due to $1.0 million of tax payments related to shares withheld for share-based compensation during the six-month period ended June 30, 2026, which did not occur in the six-month period ended June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may affect our financial position, results of operations and/or cash flows due to adverse changes in the financial markets. We are also exposed to market risk from changes in the base rates on our Credit Facility.

Interest Rates

As of June 30, 2026, we had $157.7 million of variable rate bank debt outstanding under our Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the Amended Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio (as defined in the Amended Credit Agreement) or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. For example, if the SOFR were to increase or decrease by a hypothetical 100 basis points, or one percentage point, from its June 30, 2026 level, our annual interest expense would increase or decrease, respectively, and cash flow from operations would decrease or increase, respectively, by $1.6 million based on the outstanding balance of our term loan as of June 30, 2026.

Foreign Currency

We have certain foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our ATS operations, and we expect a portion of our future revenues will be denominated in currencies other than the U.S. dollar, primarily the Euro. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2026 would not be material to our consolidated results of operations or overall financial condition.

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

We did not repurchase any shares of our Class A common stock during three-month period ended June 30, 2026 and 2025. As of June 30, 2026, we have repurchased a total of 1.8 million shares of our Class A common stock under this share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows. On June 12, 2026, Paul Zevnik, a member of the Board of Directors, adopted a written plan for the sale of our securities by two family trusts of which he is indirect beneficial owner, which plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of this Rule 10b5-1 trading arrangement is from September 11, 2026 to August 31, 2027 and provides for the sale of up to 400,000 shares of our common stock pursuant to the terms of such trading arrangement.

ITEM 6. EXHIBITS

10.1(1)	Entravision Communications Corporation Amended and Restated 2004 Equity Incentive Plan.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

(1) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 29, 2026.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ MARK BOELKE
Mark Boelke Chief Financial Officer, Chief Operating Officer and Treasurer

Date: August 10, 2026