Form 10-Q
period 2026-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2026-11-05
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

Yes ☐ No ☒

As of November 2, 2026, there were 82,935,576 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025	4
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025	5
	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025	6
	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025	7
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025	9
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4.	CONTROLS AND PROCEDURES	32
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	33
ITEM 1A.	RISK FACTORS	33
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	33
ITEM 4.	MINE SAFETY DISCLOSURES	33
ITEM 5.	OTHER INFORMATION	33
ITEM 6.	EXHIBITS	34

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
•
the extent to which we are able to compete effectively in the television and radio broadcast industries;
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
•
the result of our emphasis on local news, including, but not limited to, the impact such effort may have in generating advertising revenue;
•
the result of our marketing and sales efforts in attracting, retaining and growing our advertising base;
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
•
our ability to continue to grow our ATS business, which accounts for the majority of our total revenue, and to remain competitive;
•
our dependence on the gaming industry for the majority of our ATS revenue and total revenue;

•
our dependence upon a few large advertisers, primarily in Asia, for a significant amount of our ATS and total revenue;
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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$87,349	$59,439
Marketable securities	2,355	3,762
Restricted cash	802	797
Trade receivables, (including related parties of $9,441 and $2,574) net of allowance for credit losses of $3,542 and $2,466	152,351	94,912
Prepaid expenses and other current assets (including related parties of $274 and $274)	28,698	18,974
Assets held for sale	635	5,597
Total current assets	272,190	183,481
Property and equipment, net of accumulated depreciation of $144,096 and $144,387	46,252	44,797
Intangible assets subject to amortization, net of accumulated amortization of $65,278 and $64,154 (including related parties of $232 and $928)	1,469	2,593
Intangible assets not subject to amortization	123,275	123,275
Goodwill	7,352	7,352
Deferred income taxes	3,095	3,823
Operating leases right of use asset	19,454	18,807
Other assets	4,213	3,383
Total assets	$477,300	$387,511
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$20,000	$20,000
Accounts payable and accrued expenses (including related parties of $1,266 and $989)	147,707	91,736
Operating lease liabilities	11,579	9,737
Total current liabilities	179,286	121,473
Long-term debt, less current maturities, net of unamortized debt issuance costs of $406 and $631	132,344	147,119
Long-term operating lease liabilities	36,462	36,775
Other long-term liabilities	14,312	12,197
Deferred income taxes	13,144	14,505
Total liabilities	375,548	332,069
Commitments and contingencies (Note 6)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding at September 30, 2026 82,935,576 and December 31, 2025 82,596,319	8	8
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding at September 30, 2026 and December 31, 2025 9,352,729	1	1
Additional paid-in capital	799,357	804,075
Accumulated deficit	(696,814)	(747,887)
Accumulated other comprehensive income (loss)	(800)	(755)
Total stockholders' equity	101,752	55,442
Total liabilities and equity	$477,300	$387,511

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Net Revenue	$226,310	$120,630	$651,182	$313,216
Expenses:
Cost of revenue	112,547	50,986	332,435	122,468
Direct operating expenses (including related parties of $1,528, $1,234, $3,833 and $3,684) (including non-cash stock-based compensation of $2,573, $1,076, $5,790 and $3,164)	54,695	41,247	150,115	114,461
Selling, general and administrative expenses	20,984	19,028	58,136	50,987
Corporate expenses (including non-cash stock-based compensation of $2,226, $1,728, $6,584 and $4,938)	6,770	6,340	20,540	20,503
Depreciation and amortization (including related parties of $232, $232, $696 and $696)	2,859	3,130	9,434	9,634
Impairment charge	-	5,705	-	29,378
Loss on lease abandonment	-	-	-	25,191
Restructuring costs	382	3,188	1,365	3,188
Foreign currency (gain) loss	(216)	92	328	110
Other operating (gain) loss	-	-	(116)	-
Operating income (loss)	28,289	(9,086)	78,945	(62,704)
Interest expense	(3,055)	(3,803)	(9,516)	(11,503)
Interest income	662	574	1,626	1,798
Dividend income	7	1	36	2
Realized gain (loss) on marketable securities	4	2	15	6
Gain (loss) on debt extinguishment	-	(176)	-	(214)
Income (loss) from continuing operations before income taxes	25,907	(12,488)	71,106	(72,615)
Income tax benefit (expense)	(6,880)	2,829	(20,033)	11,681
Net income (loss) from continuing operations	19,027	(9,659)	51,073	(60,934)
Net income (loss) from discontinued operations, net of tax	-	-	-	(28)
Net income (loss) attributable to common stockholders	$19,027	$(9,659)	$51,073	$(60,962)
Basic and diluted earnings per share:
Net income (loss) per share from continuing operations, basic	$0.21	$(0.11)	$0.55	$(0.67)
Net income (loss) per share from continuing operations, diluted	$0.18	$(0.11)	$0.50	$(0.67)

Net income (loss) per share from discontinued operations, basic and diluted	$-	$-	$-	$(0.00)

Net income (loss) per share attributable to common stockholders, basic	$0.21	$(0.11)	$0.55	$(0.67)
Net income (loss) per share attributable to common stockholders, diluted	$0.18	$(0.11)	$0.50	$(0.67)

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Weighted average common shares outstanding, basic	92,282,565	90,976,288	92,128,293	90,976,288
Weighted average common shares outstanding, diluted	104,453,045	90,976,288	101,244,698	90,976,288

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$19,027	$(9,659)	$51,073	$(60,962)
Other comprehensive income (loss), net of tax:
Change in fair value of marketable securities	(23)	2	(45)	41
Total other comprehensive income (loss)	(23)	2	(45)	41
Comprehensive income (loss) attributable to common stockholders	$19,004	$(9,657)	$51,028	$(60,921)

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2025	82,596,319	9,352,729	$8	$1	$804,075	$(747,887)	$(755)	$55,442
Issuance of common stock upon exercise of awards of restricted stock units	90,132	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(538)	-	-	(538)
Stock-based compensation expense	-	-	-	-	3,252	-	-	3,252
Dividends paid	-	-	-	-	(4,602)	-	-	(4,602)
Dividends equivalents payable	-	-	-	-	(919)	-	-	(919)
Change in fair value of marketable securities	-	-	-	-	-	-	(24)	(24)
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(8)	(8)
Net income (loss) attributable to common stockholders	-	-	-	-	-	12,360	-	12,360
Balance, March 31, 2026	82,686,451	9,352,729	8	1	801,268	(735,527)	(787)	64,963
Issuance of common stock upon exercise of awards of restricted stock units	223,673	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(487)	-	-	(487)
Stock-based compensation expense	-	-	-	-	4,323	-	-	4,323
Dividends paid	-	-	-	-	(4,611)	-	-	(4,611)
Dividends equivalents payable	-	-	-	-	(326)	-	-	(326)
Change in fair value of marketable securities	-	-	-	-	-	-	13	13
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(3)	(3)
Net income (loss) attributable to common stockholders	-	-	-	-	-	19,686	-	19,686
Balance, June 30, 2026	82,910,124	9,352,729	8	1	800,167	(715,841)	(777)	83,558
Issuance of common stock upon exercise of awards of restricted stock units	25,452	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	(282)	-	-	(282)
Stock-based compensation expense	-	-	-	-	4,799	-	-	4,799
Dividends paid	-	-	-	-	(4,614)	-	-	(4,614)
Dividends equivalents payable	-	-	-	-	(713)	-	-	(713)
Change in fair value of marketable securities	-	-	-	-	-	-	(19)	(19)
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(4)	(4)
Net income (loss) attributable to common stockholders	-	-	-	-	-	19,027	-	19,027
Balance, September 30, 2026	82,935,576	9,352,729	$8	$1	$799,357	$(696,814)	$(800)	$101,752

	Number of Common Shares		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Class A	Class U	Class A	Class U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2024	81,623,559	9,352,729	$8	$1	$815,532	$(668,720)	$(801)	$146,020
Stock-based compensation expense	-	-	-	-	2,613	-	-	2,613
Dividends paid	-	-	-	-	(4,549)	-	-	(4,549)
Dividends equivalents payable	-	-	-	-	(516)	-	-	(516)
Change in fair value of marketable securities	-	-	-	-	-	-	7	7
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(1)	(1)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(47,966)	-	(47,966)
Balance, March 31, 2025	81,623,559	9,352,729	8	1	813,080	(716,686)	(795)	95,608
Stock-based compensation expense	-	-	-	-	2,685	-	-	2,685
Dividend paid	-	-	-	-	(4,549)	-	-	(4,549)
Dividends equivalents payable	-	-	-	-	(431)	-	-	(431)
Change in fair value of marketable securities	-	-	-	-	-	-	37	37
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(4)	(4)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(3,337)	-	(3,337)
Balance, June 30, 2025	81,623,559	9,352,729	8	1	810,785	(720,023)	(762)	90,009
Stock-based compensation expense	-	-	-	-	2,804	-	-	2,804
Dividends paid	-	-	-	-	(4,549)	-	-	(4,549)
Dividends equivalents payable	-	-	-	-	(442)	-	-	(442)
Change in fair value of marketable securities	-	-	-	-	-	-	3	3
OCI release due to realized gain (loss) on marketable securities	-	-	-	-	-	-	(1)	(1)
Net income (loss) attributable to common stockholders	-	-	-	-	-	(9,659)	-	(9,659)
Balance, September 30, 2025	81,623,559	9,352,729	$8	$1	$808,598	$(729,682)	$(760)	$78,165

See Notes to Condensed Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$51,073	$(60,962)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,434	9,634
Impairment charge	-	29,378
Loss on lease abandonment	-	25,191
Deferred income taxes	(906)	(12,300)
Non-cash interest	1,249	995
Amortization of syndication contracts	298	328
Payments on syndication contracts	(186)	(290)
Non-cash stock-based compensation	12,374	8,102
(Gain) loss on marketable securities	(15)	(6)
(Gain) loss on disposal of property and equipment	(26)	13
(Gain) loss on debt extinguishment	-	214
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(54,361)	(20,553)
(Increase) decrease in prepaid expenses and other current assets, operating leases right of use asset and other assets	(4,207)	2,358
Increase (decrease) in accounts payable, accrued expenses and other liabilities	46,964	18,759
Net cash provided by (used in) operating activities	61,691	861
Cash flows from investing activities:
Proceeds from sale of assets	4,892	-
Purchases of property and equipment	(9,826)	(6,020)
Purchases of marketable securities	-	(1,539)
Proceeds from sale of marketable securities	1,374	1,619
Net cash provided by (used in) investing activities	(3,560)	(5,940)
Cash flows from financing activities:
Tax payments related to shares withheld for share-based compensation plans	(1,307)	-
Payments on debt	(15,000)	(15,000)
Dividends paid	(13,827)	(13,647)
Principal payments under finance lease obligation	(82)	(99)
Payments for debt issuance costs	-	(325)
Net cash provided by (used in) financing activities	(30,216)	(29,071)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,915	(34,150)
Cash, cash equivalents and restricted cash:
Beginning	60,236	96,700
Ending	$88,151	$62,550
Supplemental disclosures of cash flow information:
Cash payments (net refunds) for:
Interest	$8,267	$10,508
Income taxes	$(658)	$1,480
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$613	$646
Dividends equivalents payable	$4,488	$2,675

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

In 2024 the Company discontinued and divested a significant portion of its operations, which largely consisted of a collection of acquisitions that had been completed prior to 2024. The Company had a de minimis net loss from discontinued operations, net of tax for the nine-month period ended September 30, 2025.

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

As part of ongoing negotiations, during the third quarter of 2025, the purchase price was reduced by $1.7 million, to $3.0 million. Also, additional assets with a carrying value of $3.8 million were included in the transaction, without an increase in the purchase price. As a result of these changes, the Company recorded an additional impairment charge of $5.5 million during the three-month period ended September 30, 2025. The parties signed a definitive agreement for the transaction on these revised financial terms in January 2026, and the transaction closed in September 2026.

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

The carrying amounts of the Corpus Christi, Texas and Midland, Texas buildings totaling $0.6 million are presented as Assets Held for Sale in the Consolidated Balance Sheet as of September 30, 2026.

Restricted Cash

As of September 30, 2026 and December 31, 2025, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

The Company's cash and cash equivalents and restricted cash, as presented in the Condensed Consolidated Statements of Cash Flows, was as follows (in thousands):

	As of September 30,
	2026	2025
Cash and cash equivalents	$87,349	$61,755
Restricted cash	802	795
Total as presented in the Condensed Consolidated Statements of Cash Flows	$88,151	$62,550

Related Parties

Substantially all of the Company’s television stations are Univision- or UniMás-affiliated television stations. On October 2, 2017, the Company entered into the current affiliation agreement which superseded and replaced its prior affiliation agreements with TelevisaUnivision. Additionally, on the same date, the Company entered into a proxy agreement and marketing and sales agreement with TelevisaUnivision, each of which superseded and replaced the prior comparable agreements with TelevisaUnivision. The term of each of these current agreements was scheduled to expire on December 31, 2026 for all of the Company’s Univision and UniMás network affiliate stations. On October 5, 2026, TelevisaUnivision and the Company extended each of these agreements on their respective current terms for three months, until March 31, 2027. The extension term of each agreement renews automatically for successive three-month periods unless either party gives 30 days' notice that the agreements will not be further renewed.

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

During the three-month periods ended September 30, 2026 and 2025, the amount the Company paid TelevisaUnivision in this capacity was $1.5 million and $1.2 million, respectively. During the nine-month periods ended September 30, 2026 and 2025, the amount the Company paid TelevisaUnivision in this capacity was $3.7 million and $3.7 million, respectively. These amounts were included in Direct Operating Expenses in the Company's Condensed Consolidated Statements of Operations.

Under the Company’s current proxy agreement with TelevisaUnivision, the Company grants TelevisaUnivision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by TelevisaUnivision with respect to retransmission consent agreements entered into with multichannel video programming distributors (“MVPDs”). As of September 30, 2026, the amount due to the Company from TelevisaUnivision was $9.4 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended September 30, 2026 and 2025, retransmission consent revenue accounted for $7.9 million and $7.4 million, respectively, of which $5.7 million and $5.2 million, respectively, relate to the TelevisaUnivision proxy agreement. During the nine-month periods ended September 30, 2026 and 2025, retransmission consent revenue accounted for $24.4 million and $23.2 million, respectively, of which $17.4 million and $16.1 million, respectively, relate to the TelevisaUnivision proxy agreement.

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

On February 1, 2026, the Company entered into a Simple Agreement for Future Equity ("SAFE") with LATV Networks, LLC ("LATV"), a related party in which the Company has held 15% of the stock since July 2022. Under the terms of the SAFE, the Company invested $0.4 million, which provides the Company the right to receive future equity units of LATV at a discount upon the occurrence of certain financing or liquidity events.

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

During the nine-month period ended September 30, 2026, the Company had the following non-vested RSU activity (in thousands, except grant date fair value data):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2025	6,270	$3.31
Granted	7,091	3.70
Vested	(392)	3.14
Forfeited or cancelled	(404)	3.06
Nonvested balance at September 30, 2026	12,565	3.55

Stock-based compensation expense related to RSUs was $4.5 million and $2.3 million for the three-month periods ended September 30, 2026 and 2025, respectively.

Stock-based compensation expense related to RSUs was $11.7 million and $6.6 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, there was $16.1 million of total unrecognized compensation expense related to grants of RSUs that is expected to be recognized over a weighted-average period of 1.8 years.

Performance Stock Units

In connection with the annual grant of performance stock units (“PSUs”) in January 2026, the Company has granted PSUs to its Chief Executive Officer ("CEO"), which PSUs are subject to both time-based vesting conditions and market-based conditions. Both the service and market conditions must be satisfied for the PSUs to vest. The PSUs consist of four equal tranches, based on achievement of a share price condition if the Company achieves share price targets of $3.50, $4.50, $5.50, and $6.50, respectively, over 30 consecutive trading days during a performance period commencing on January 21, 2026 and ending on January 21, 2031. The fair value of each of the Performance Tranches (as defined in the individual agreements pursuant to which the PSUs were granted) was $0.2 million, $0.2 million, $0.1 million, and $0.1 million, respectively, and have a grant date fair value per share of restricted stock of $3.26, $3.06, $2.87, and $2.69, respectively. To the extent that any of the performance-based requirements are met, the grantee must also provide continued service to the Company through at least January 21, 2027 to receive any shares of common stock underlying the PSUs and through January 21, 2031 to receive all of the shares of common stock underlying the PSUs that have satisfied the applicable market-based requirement. The maximum number of shares that can be earned under this PSU grant is 200,000 shares, with 25% of the total award allocated to each Performance Tranche. Between 0% and 100% of each Performance Tranche of the PSUs will vest on each of the tranche dates.

The Company recognizes compensation expense related to the PSUs using the accelerated attribution method over the requisite service period. Stock-based compensation expense for PSUs is based on a performance measurement of 100%. The compensation expense will not be reversed even if the performance metrics are not met.

Stock-based compensation expense related to PSUs was $0.3 million and $0.5 million for the three-month periods ended September 30, 2026 and 2025, respectively.

Stock-based compensation expense related to PSUs was $0.7 million and $1.5 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, there was $1.2 million of total unrecognized compensation expense related to grants of PSUs that is expected to be recognized over a weighted-average period of 1.9 years.

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

During the nine-month period ended September 30, 2026, the Company had the following non-vested PSU activity (in thousands, except grant date fair value data):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2025	2,590	$2.57
Granted	200	2.97
Vested	(198)	2.39
Forfeited or cancelled	(307)	2.48
Nonvested balance at September 30, 2026	2,285	2.63

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share (in thousands, except share and per share data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) from continuing operations	$19,027	$(9,659)	$51,073	$(60,934)
Net income (loss) from discontinued operations, net of tax	-	-	-	(28)
Net income (loss) attributable to common stockholders	$19,027	$(9,659)	$51,073	$(60,962)

Basic earnings per share:
Denominator:
Weighted average common shares outstanding	92,282,565	90,976,288	92,128,293	90,976,288

Per share:
Income (loss) per share from continuing operations	$0.21	$(0.11)	$0.55	$(0.67)
Income (loss) per share from discontinued operations, net of tax	-	-	-	(0.00)
Net income (loss) per share attributable to common stockholders	$0.21	$(0.11)	$0.55	$(0.67)

Diluted earnings per share:
Denominator:
Weighted average common shares outstanding	92,282,565	90,976,288	92,128,293	90,976,288
Dilutive securities:
Restricted stock units	12,170,480	-	9,116,405	-
Diluted shares outstanding	104,453,045	90,976,288	101,244,698	90,976,288

Per share:
Income (loss) per share from continuing operations	$0.18	$(0.11)	$0.50	$(0.67)
Income (loss) per share from discontinued operations, net of tax	-	-	-	(0.00)
Net income (loss) per share attributable to common stockholders	$0.18	$(0.11)	$0.50	$(0.67)

For the three- and nine-month periods ended September 30, 2026, a total of 0 and 45,554, respectively, shares of dilutive securities, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

As discussed above under Assets held for sale, in March 2025, the Company entered into an agreement to sell the assets of its two Mexico television stations. As a result of the terms of this transaction, as revised during negotiations, the Company recorded impairment charges of $5.5 million and $29.2 million for the three- and nine-month periods ended September 30, 2025, respectively.

Loss on Lease Abandonment

At the time of a lease termination, the operating lease right-of-use ("ROU") asset is derecognized, while the corresponding lease liability is evaluated and derecognized by the Company based any remaining contractual obligations as of the lease termination date.

The Company’s corporate headquarters and main operational offices for its audio operations are currently located in Burbank, California. The Company's corporate headquarters and main operational offices for its audio operations were previously located in Santa Monica, California. The Company occupied approximately 38,000 square feet of space in the building housing its previous corporate headquarters under a lease, as amended, that was scheduled to expire on January 31, 2034. The Company vacated the facility in February 2025 and ceased making further lease payments. As a result, during the first quarter of 2025 the Company recorded a loss on lease abandonment charges of $16.1 million related to the ROU asset associated with this lease, and $9.1 million related to leasehold improvements associated with this lease. As of September 30, 2026, the Company's consolidated balance sheet included $6.5 million of operating lease liabilities and $18.1 million of long-term operating lease liabilities related to this lease. For more information, see Note 4.

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

Key components of the Plan that have been implemented include a reduction of approximately 5% of the Company's media segment workforce, including the termination of one executive and certain back-office personnel, the abandonment of six leased facilities, with most of the impacted employees at those facilities transitioning to remote work, and the shutdown of certain legacy international operations within the ATS segment.

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. As a result of the implementation of the Plan and the actions described above, the Company recorded total charges of $0.4 million and $1.4 million for the three- and nine-month period ended September 30, 2026, respectively, which are included within Restructuring costs in the Company's Condensed Consolidated Statements of Operations.

The following table rolls forward the activity in the restructuring liability:

(in thousands)
Beginning balance at December 31, 2025	$72
Additional restructuring and related costs	1,365
Non-cash charge	(38)
Cash payments	(1,399)
Ending balance September 30, 2026	$-

The Company may incur additional charges associated with the Plan; however, it is unable to estimate the amount of such future charges as of September 30, 2026.

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

As of September 30, 2026, the interest rate on the Company's Term A Facility and the drawn portion of the Revolving Credit Facility was 6.61%.

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

The Company paid the lenders consenting to the 2025 Amendment a fee equal to 0.05% of the amount of outstanding loans and commitments held by such lenders under the Original 2023 Credit Agreement. No fee was payable by the Company to the lenders in connection with the 2026 Amendment.

The Company incurred additional debt issuance costs of $0.3 million associated with entering into the Amended Credit Agreement. The debt issuance costs are amortized on an effective interest basis over the term of the Credit Facility, and are included in interest expense in the Company's Condensed Consolidated Statements of Operations.

The covenants of the Amended Credit Agreement include customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Amended Credit Agreement requires compliance with financial covenants related to Total Net Leverage Ratio, not to exceed 4.00 to 1.00, and Interest Coverage Ratio (as defined in the Amended Credit Agreement) with a minimum permitted ratio of 2.00 to 1.00 (calculated as set forth in the Amended Credit Agreement). As of September 30, 2026, the Company believes that it is in compliance with all covenants in the Amended Credit Agreement.

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

The carrying amount of the Term Loan A Facility as of September 30, 2026 approximated its fair value and was $142.1 million, net of $0.4 million of unamortized debt issuance costs and original issue discount.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company has bank deposits in excess of Federal Deposit Insurance Corporation insurance limits. As of September 30, 2026, the majority of all U.S. deposits are maintained in three financial institutions. The Company has not experienced any losses in such accounts and believes that it is not currently exposed to significant credit risk on cash and cash equivalents. In addition, to the Company's knowledge, all or substantially all of the bank deposits held in banks outside the United States, primarily Spain and Singapore, are not insured.

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

Trade receivables from the two largest advertisers represented 20% and 12%, respectively, of the Company's total trade receivables as of September 30, 2026. No other advertiser represented more than 5% of the Company's total trade receivables as of September 30, 2026 and December 31, 2025.

Revenue from the two largest advertisers represented 30% and 8%, of the Company's total revenue for the three-month period ended September 30, 2026. Revenue from the two largest advertisers represented 35% and 6%, of the Company's total revenue for the nine-month period ended September 30, 2026. No other advertiser represented more than 5% of the Company's total revenue for the three- and nine-month periods ended September 30, 2026.

Revenue from the largest advertiser represented 9% of the Company's total revenue for the three-month period ended September 30, 2025. No other advertiser represented more than 5% of the Company's total revenue for the three-month period ended September 30, 2025. No advertiser represented more than 5% of the Company's total revenue for the nine-month period ended September 30, 2025.

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

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge that aggregated $0.5 million for each of the three-month periods ended September 30, 2026 and 2025, and $1.3 million of expense and $1.0 million of expense for the nine-month periods ended September 30, 2026 and 2025. The net charge off of bad debts aggregated $0.1 million and $0.8 million for the three-month periods ended September 30, 2026 and 2025, respectively, and $0.3 million and $1.3 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis in the condensed consolidated balance sheets (in millions):

	September 30, 2026
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$0.8	$0.8	—	—
Corporate bonds and notes	$2.4	—	$2.4	—

	December 31, 2025
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
Recurring fair value measurements		Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Money market account	$1.3	$1.3	—	—
Corporate bonds and notes	$3.8	—	$3.8	—

Nonrecurring fair value measurements:
FCC licenses	$62.3	—	—	62.3	$(26.0)

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

As of September 30, 2026, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities (in thousands):

	Corporate Bonds and Notes
	Amortized Cost	Unrealized gains (losses)
Due within a year	$625	$(1)
Due after one year	1,747	(16)
Total	$2,372	$(17)

The Company’s available for sale debt securities are considered for credit losses under the guidance of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). As of September 30, 2026 and December 31, 2025, the Company determined that a credit loss allowance is not required.

Included in interest income was a de minimis amount for the three-month period ended September 30, 2026 and $0.1 million for the three-month period ended September 30, 2025, related to the Company’s available for sale securities. Included in interest income was $0.1 million and $0.2 million for the nine-month periods ended September 30, 2026 and 2025, respectively, related to the Company’s available for sale securities.

Income Taxes

Income taxes for interim periods are determined based on the Company’s estimated annual effective tax rate, which is applied to year-to-date operating results, adjusted for the tax effect of discrete items that are recognized entirely in the interim period in which they occur.

For the three-month period ended September 30, 2026, the Company recorded an income tax expense of $6.9 million, representing an effective tax rate of 27%, compared to an income tax benefit of $2.8 million, representing an effective tax rate of 23%, for the three-month period ended September 30, 2025. For the nine-month period ended September 30, 2026, the Company recorded an income tax expense of $20.0 million, representing an effective tax rate of 28%, compared to an income tax benefit of $11.7 million, representing an effective tax rate of 16%, for the nine-month period ended September 30, 2025.

The Company’s effective tax rate for both the three- and nine-month periods ended September 30, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to foreign and state taxes, non-deductible executive compensation, share-based compensation from foreign employees, and Net Controlled Foreign Corporation Tested Income.

The Company’s effective tax rate for both the three- and nine-month periods ended September 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, share-based compensation from foreign employees, Global Intangible Low-Taxed Income, and transaction costs.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2025	$(1,250)	$495	$(755)
Other comprehensive income (loss)	-	(35)	(35)
Income tax (expense) benefit	-	11	11
Amounts reclassified from AOCI	-	(8)	(8)
Other comprehensive income (loss), net of tax	-	(32)	(32)
Accumulated other comprehensive income (loss) as of March 31, 2026	(1,250)	463	(787)
Other comprehensive income (loss)	-	16	16
Income tax (expense) benefit	-	(3)	(3)
Amounts reclassified from AOCI	-	(3)	(3)
Other comprehensive income (loss), net of tax	-	10	10
Accumulated other comprehensive income (loss) as of June 30, 2026	$(1,250)	$473	$(777)
Other comprehensive income (loss)	-	(27)	(27)
Income tax (expense) benefit	-	8	8
Amounts reclassified from AOCI	-	(4)	(4)
Other comprehensive income (loss), net of tax	-	(23)	(23)
Accumulated other comprehensive income (loss) as of September 30, 2026	(1,250)	450	(800)

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

Retransmission Consent. The Company generates revenue from retransmission consent agreements that are entered into with MVPDs. The Company grants the MVPDs access to its television station signals so that they may rebroadcast the signals and charge their subscribers for this programming. Revenue is recognized as the television signal is delivered to the MVPDs.

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

The Company does not disclose the value of unsatisfied performance obligations when (i) contracts have an original expected length of one year or less, which applies to essentially all of the Company's advertising contracts; and (ii) variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property, which applies to retransmission consent revenue.

The Company expenses contract acquisition costs, such as sales commissions generated either by internal direct sales employees or through third party advertising agency intermediaries, when such costs are incurred because the amortization period is one year or less. These costs are recorded within direct operating expenses.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Digital advertising	$186,258	$85,200	$543,170	$205,248
Broadcast advertising	30,160	25,496	77,302	76,237
Spectrum usage rights	804	1,308	2,409	4,875
Retransmission consent	7,858	7,380	24,433	23,164
Other	1,230	1,246	3,868	3,692
Total revenue	$226,310	$120,630	$651,182	$313,216

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

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Local direct	$4,823	$4,712	$13,762	$14,401
Local agency	10,984	11,820	32,429	34,360
National agency	14,353	8,964	31,111	27,476
Total revenue	$30,160	$25,496	$77,302	$76,237

The following table further disaggregates the Company’s revenue by geographical region, based on the location of the sales office (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
United States	$102,150	$68,694	$269,159	$191,863
Asia	77,455	11,361	250,845	14,677
Europe	45,759	40,149	128,920	105,362
Rest of the World	946	426	2,258	1,314
Total revenue	$226,310	$120,630	$651,182	$313,216

Deferred Revenue

(in thousands)	December 31, 2025	Increase	Decrease	September 30, 2026
Deferred revenue	$2,615	5,766	(2,615)	$5,766

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

The following table summarizes the expected future payments related to lease liabilities as of September 30, 2026:

(in thousands)
Remainder of 2026	$7,126
2027	8,987
2028	8,093
2029	7,585
2030	7,002
Thereafter	19,095
Total minimum payments	$57,888
Less amounts representing interest	(9,847)
Present value of minimum lease payments	48,041
Less current operating lease liabilities	(11,579)
Long-term operating lease liabilities	$36,462

The Company’s existing leases have remaining terms of less than one year up to 24 years. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of September 30, 2026 were 8.1 years and 6.3%, respectively. The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of December 31, 2025 were 8.5 years and 6.3%, respectively.

The Company’s corporate headquarters and main operational offices for its audio operations are currently located in Burbank, California. The Company's corporate headquarters and main operational offices for its audio operations were previously located in Santa Monica, California. The Company occupied approximately 38,000 square feet of space in the building housing its previous corporate headquarters under a lease, as amended, that was scheduled to expire on January 31, 2034. The Company vacated the facility in February 2025 and ceased making further lease payments. As a result, during the first quarter of 2025 the Company recorded a loss on lease abandonment charges of $16.1 million related to the right of use asset associated with this lease, and $9.1 million related to leasehold improvements associated with this lease. As of September 30, 2026, the Company's Condensed Consolidated Balance Sheet included $6.5 million of operating lease liabilities and $18.1 million of long-term operating lease liabilities related to this lease.

The following table summarizes lease payments and supplemental non-cash disclosures:

	Nine-Month Period Ended September 30,
(in thousands)	2026	2025
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$5,704	$6,389
Non-cash additions to operating lease assets	$5,031	$712

The following table summarizes the components of lease expense:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$1,870	$1,930	$5,380	$6,246
Variable lease cost	318	319	873	535
Short-term lease cost	473	497	1,409	1,366
Total lease cost	$2,661	$2,746	$7,662	$8,147

For the three-month period ended September 30, 2026, lease cost of $1.5 million and $1.1 million, were recorded to direct operating expenses and selling, general and administrative expenses, respectively. For the nine-month period ended September 30, 2026, lease cost of $4.6 million, $3.0 million and $0.1 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

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

5. SEGMENT INFORMATION

The Company has organized its operations into two reportable segments. Its media segment consists of its television, radio and digital marketing operations. Its ATS segment consists of Smadex and Adwake.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, impairment charge, loss on lease abandonment, restructuring costs, other operating (gain) loss, and foreign currency (gain) loss. The Company generated 55% and 43% of its revenue from continuing operations outside the United States during the three-month periods ended September 30, 2026 and 2025, respectively. The Company generated 59% and 39% of its revenue from continuing operations outside the United States during the nine-month periods ended September 30, 2026 and 2025, respectively.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2026	2025	Change	2026	2025	Change
Net revenue
Media	$49,081	$44,505	10%	$136,582	$130,895	4%
ATS	177,229	76,125	133%	514,600	182,321	182%
Consolidated	226,310	120,630	88%	651,182	313,216	108%

Cost of revenue
Media	5,087	5,015	1%	16,516	12,932	28%
ATS	107,460	45,971	134%	315,919	109,536	188%
Consolidated	112,547	50,986	121%	332,435	122,468	171%

Direct operating expenses
Media	29,788	28,596	4%	86,677	81,941	6%
ATS	24,907	12,651	97%	63,438	32,520	95%
Consolidated	54,695	41,247	33%	150,115	114,461	31%

Selling, general and administrative expenses
Media	11,449	11,598	(1)%	33,463	33,409	0%
ATS	9,535	7,430	28%	24,673	17,578	40%
Consolidated	20,984	19,028	10%	58,136	50,987	14%

Depreciation and amortization
Media	2,687	2,808	(4)%	8,354	8,385	(0)%
ATS	172	322	(47)%	1,080	1,249	(14)%
Consolidated	2,859	3,130	(9)%	9,434	9,634	(2)%

Segment operating profit (loss)
Media	70	(3,512)	*	(8,428)	(5,772)	46%
ATS	35,155	9,751	261%	109,490	21,438	411%
Consolidated	35,225	6,239	465%	101,062	15,666	545%

Corporate expenses	6,770	6,340	7%	20,540	20,503	0%
Impairment charge	-	5,705	(100)%	-	29,378	(100)%
Loss on lease abandonment	-	-	-	-	25,191	(100)%
Restructuring costs	382	3,188	(88)%	1,365	3,188	(57)%
Foreign currency (gain) loss	(216)	92	*	328	110	198%
Other operating (gain) loss	-	-	*	(116)	-	*
Operating income (loss)	28,289	(9,086)	*	78,945	(62,704)	*

Interest expense	$(3,055)	$(3,803)	(20)%	$(9,516)	$(11,503)	(17)%
Interest income	662	574	15%	1,626	1,798	(10)%
Dividend income	7	1	600%	36	2	1,700%
Realized gain (loss) on marketable securities	4	2	100%	15	6	150%
Gain (loss) on debt extinguishment	-	(176)	(100)%	-	(214)	(100)%
Income (loss) before income taxes	25,907	(12,488)	*	71,106	(72,615)	*

Capital expenditures
Media	$2,306	$1,154		$7,977	$5,484
Advertising Technology & Services	322	33		1,718	87
Consolidated	$2,628	$1,187		$9,695	$5,571

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

7. SUBSEQUENT EVENT

The Company entered into a purchase agreement with Sunset Boulevard Broadcasting Corporation (“SBBC”) on November 3, 2026, pursuant to which the Company will sell WFTT-TV, serving the Tampa-St. Petersburg, Florida market, for $30.0 million in cash. The transaction is structured as a sale of the membership interests of a Company subsidiary that holds the station. An affiliate of SBBC currently programs the station under a carriage agreement that will terminate at closing. The purchase agreement contains customary representations, warranties, covenants, indemnification provisions and termination rights. The transaction is subject to regulatory approval and other customary conditions, and is expected to close in the fourth quarter of 2026 or the first quarter of 2027.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a media and advertising technology company.

Through our media business we own and operates one of the largest groups of Spanish-language television and radio stations in the United States. Our mission is to serve our Latino audience as a trusted provider of news, information, and entertainment. We serve our advertisers by providing marketing capabilities across broadcast and digital media.

Our advertising technology & services (ATS) business empowers advertisers, primarily mobile app developers, to grow their businesses globally. We provide advertising solutions through two brands. Smadex is a programmatic demand-side platform, which uses proprietary AI to automate media buying. Adwake is a performance-based digital marketing agency.

We have organized our operations into two reportable segments. Our media segment consists of our television, radio and digital marketing operations. Our ATS segment consists of Smadex and Adwake.

Our net revenue for the three-month period ended September 30, 2026 was $226.3 million. Of this amount, revenue generated by our media segment accounted for approximately 22%, and revenue generated by our ATS segment accounted for approximately 78% of total revenue.

Highlights

During the third quarter of 2026, our revenue grew by 88%, driven by revenue growth in our ATS segment and an increase in revenue in our media segment, compared to the comparable period of 2025. In addition, during the third quarter of 2026:

•
ATS revenue increased by 133% during the third quarter of 2026 compared to the third quarter of 2025, primarily due to an increase in revenue from a few large customers, primarily in Asia, and increases in monthly active advertisers and revenue per monthly active advertiser.
•
we have continued to focus on increasing monthly active advertisers, revenue per monthly active advertiser, and acquiring larger customers.
•
we have continued to invest in the AI capabilities of our Smadex platform and our sales capacity.
•
Media revenue increased by 10% during the third quarter of 2026 compared to the third quarter of 2025, primarily due to an increase in political advertising revenue, and an increase in retransmission consent revenue.
•
we continued to reduce our debt by making a scheduled amortization payment of $5 million under our Credit Facility.

Relationship with TelevisaUnivision

Our network affiliation agreement with TelevisaUnivision provides certain of our owned stations the exclusive right to broadcast TelevisaUnivision’s primary Univision network and UniMás network programming in their respective markets. Under our proxy agreement with TelevisaUnivision, we grant TelevisaUnivision the right to negotiate the terms of retransmission consent agreements with MVPDs for our Univision- and UniMás-affiliated television station signals. Revenue generated from retransmission consent agreements represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We also generate revenue under a marketing and sales agreement with TelevisaUnivision, which gives us the right to manage the marketing and sales operations of TelevisaUnivision-owned Univision affiliates in three markets – Albuquerque, Boston and Denver. The term of each of these current agreements was scheduled to expire on December 31, 2026 for all of our Univision and UniMás network affiliate stations. On October 5, 2026, TelevisaUnivision and we extended each of these agreements on their respective current terms for three months, until March 31, 2027. The extension term of each agreement renews automatically for successive three-month periods unless either party gives 30 days' notice that the agreements will not be further renewed.

Management is anticipating the possibility that our contractual arrangements with TelevisaUnivision will terminate after the initial extension period ends on March 31, 2027 and is beginning to explore alternatives, which may include the disposition of our television assets and is likely to result in fundamental adjustments to our television operations as a whole. See Part II, Item 1A, “Risk Factors”.

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

Three- and Nine-Month Periods Ended September 30, 2026 and 2025

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2026	2025	Change	2026	2025	Change
Statements of Operations Data:
Net Revenue	$226,310	$120,630	88%	$651,182	$313,216	108%

Cost of revenue	112,547	50,986	121%	332,435	122,468	171%
Direct operating expenses	54,695	41,247	33%	150,115	114,461	31%
Selling, general and administrative expenses	20,984	19,028	10%	58,136	50,987	14%
Corporate expenses	6,770	6,340	7%	20,540	20,503	0%
Depreciation and amortization	2,859	3,130	(9)%	9,434	9,634	(2)%
Impairment charge	-	5,705	(100)%	-	29,378	(100)%
Loss on lease abandonment	-	-	-	-	25,191	(100)%
Restructuring costs	382	3,188	(88)%	1,365	3,188	(57)%
Foreign currency (gain) loss	(216)	92	*	328	110	198%
Other operating (gain) loss	-	-	*	(116)	-	*
Total expenses	198,021	129,716	53%	572,237	375,920	52%
Operating income (loss)	28,289	(9,086)	*	78,945	(62,704)	*
Interest expense	(3,055)	(3,803)	(20)%	(9,516)	(11,503)	(17)%
Interest income	662	574	15%	1,626	1,798	(10)%
Dividend income	7	1	600%	36	2	1700%
Realized gain (loss) on marketable securities	4	2	100%	15	6	150%
Loss on debt extinguishment	-	(176)	(100)%	-	(214)	(100)%
Income before income (loss) taxes	25,907	(12,488)	*	71,106	(72,615)	*
Income tax benefit (expense)	(6,880)	2,829	*	(20,033)	11,681	*
Net income (loss) from continuing operations	19,027	(9,659)	*	51,073	(60,934)	*
Net income (loss) from discontinued operations, net of tax	-	-	-	-	(28)	(100)%
Net income (loss) attributable to common stockholders	$19,027	$(9,659)	*	$51,073	$(60,962)	*

Other Data:
Capital expenditures	$2,628	$1,187		9,695	5,571
Net cash provided by (used in) operating activities				61,691	861
Net cash provided by (used in) investing activities				(3,560)	(5,940)
Net cash provided by (used in) financing activities				(30,216)	(29,071)

Consolidated Operations

Net Revenue. Net revenue increased to $226.3 million for the three-month period ended September 30, 2026 from $120.6 million for the three-month period ended September 30, 2025. This increase was primarily due to an increase of $4.6 million in net revenue from our media segment, and an increase of $101.1 million in net revenue from our ATS segment.

Net revenue increased to $651.2 million for the nine-month period ended September 30, 2026 from $313.2 million for the nine-month period ended September 30, 2025. This increase was primarily due to an increase of $5.7 million in net revenue from our media segment, and an increase of $332.3 million in net revenue from our ATS segment.

Cost of revenue. Cost of revenue increased to $112.6 million for the three-month period ended September 30, 2026 from $51.0 million for the three-month period ended September 30, 2025. This increase was primarily due to an increase of $0.1 million in cost of revenue from our media segment, and an increase of $61.5 million in cost of revenue from our ATS segment.

Cost of revenue increased to $332.4 million for the nine-month period ended September 30, 2026 from $122.5 million for the nine-month period ended September 30, 2025. This increase was primarily due to an increase of $3.6 million in cost of revenue from our media segment, and an increase of $206.4 million in cost of revenue from our ATS segment.

Direct Operating Expenses. Direct operating expenses increased to $54.7 million for the three-month period ended September 30, 2026 from $41.2 million for the three-month period ended September 30, 2025. This increase was primarily due to an increase of $1.2 million in direct operating expenses in our media segment, and an increase of $12.3 million in direct operating expenses in our ATS segment.

Direct operating expenses increased to $150.1 million for the nine-month period ended September 30, 2026 from $114.5 million for the nine-month period ended September 30, 2025. This increase was primarily due to an increase of $4.7 million in direct operating expenses in our media segment, and an increase of $30.9 million in direct operating expenses in our ATS segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $21.0 million for the three-month period ended September 30, 2026, from $19.0 million for the three-month period ended September 30, 2025. This increase was primarily due to an increase of $2.1 million in selling, general and administrative expenses in our ATS segment, partially offset by a decrease of $0.1 million in selling, general and administrative expenses in our media segment.

Selling, general and administrative expenses increased to $58.1 million for the nine-month period ended September 30, 2026, from $51.0 million for the nine-month period ended September 30, 2025. This increase was primarily due to an increase of $0.1 million in selling, general and administrative expenses in our media segment, and an increase of $7.1 million in selling, general and administrative expenses in our ATS segment.

Corporate Expenses. Corporate expenses increased to $6.8 million for the three-month period ended September 30, 2026 from $6.3 million for the three-month period ended September 30, 2025. This increase was primarily due an increase of $0.5 million in non-cash stock-based compensation.

Corporate expenses remained constant at $20.5 million for the nine-month period ended September 30, 2026 compared to the nine-month period ended September 30, 2025.

Depreciation and amortization. Depreciation and amortization decreased to $2.9 million for the three-month period ended September 30, 2026 compared to $3.1 million for the three-month period ended September 30, 2025, primarily due to fully depreciated assets and fully amortized intangible assets.

Depreciation and amortization decreased to $9.4 million for the nine-month period ended September 30, 2026 compared to $9.6 million for the nine-month period ended September 30, 2025, primarily due to fully depreciated assets and fully amortized intangible assets.

Impairment. We recorded impairment charges of $5.7 million and $29.4 million for the three- and nine-month period ended September 30, 2025, respectively, primarily related to broadcast licenses and fixed assets of the two television stations in Mexico that are held for sale.

Loss on lease abandonment. During the first quarter of 2025, we incurred a loss on lease abandonment of $25.2 million related to the previous Santa Monica lease for our then corporate headquarters.

Restructuring costs. During the third quarter of 2025 our management began to implement the Plan, intended to support revenue growth and reduce expenses, primarily in our media operations. For the three- and nine-month period ended September 30, 2026, we recorded $0.4 million and $1.4 million in restructuring costs, respectively. For the three- and nine-month period ended September 30, 2025, we recorded $3.2 million in restructuring costs.

Foreign currency (gain) loss. Foreign currency gains and losses are primarily due to currency fluctuations that affect our operations located outside the United States.

We had a foreign currency gain of $0.2 million for the three-month period ended September 30, 2026, compared to foreign currency loss of $0.1 million for the three-month period ended September 30, 2025.

We had a foreign currency loss of $0.3 million for the nine-month period ended September 30, 2026, compared to foreign currency loss of $0.1 million for the nine-month period ended September 30, 2025.

Interest Expense, net. Interest expense, net decreased to $2.4 million for the three-month period ended September 30, 2026 from $3.2 million for three-month period ended September 30, 2025. This decrease was primarily due to lower interest rate on our debt and a lower outstanding principal balance.

Interest expense, net decreased to $7.9 million for the nine-month period ended September 30, 2026 from $9.7 million for the nine-month period ended September 30, 2025. This decrease was primarily due to lower interest rate on our debt and a lower outstanding principal balance.

Realized gain (loss) on marketable securities. For each of the three-month periods ended September 30, 2026 and 2025 we recorded a de minimis amount of realized gain related to our available for sale securities.

For each of the nine-month periods ended September 30, 2026 and 2025 we recorded a de minimis amount of realized gain related to our available for sale securities.

Income Tax Expense or Benefit. Income tax expense for the three-month period ended September 30, 2026 was $6.9 million, or 27% of our pre-tax income. The effective tax rate for the three-month period ended September 30, 2026 was different from our statutory rate due to foreign and state taxes, non-deductible executive compensation, share-based compensation from foreign employees, and Net Controlled Foreign Corporation Tested Income. Income tax benefit for the three-month period ended September 30, 2025 was $2.8 million. The effective tax rate for the three-month period ended September 30, 2025 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, share-based compensation from foreign employees, Global Intangible Low-Taxed Income, and transaction costs.

Income tax expense for the nine-month period ended September 30, 2026 was $20.0 million, or 28% of our pre-tax income. The effective tax rate for the nine-month period ended September 30, 2026 was different from our statutory rate due to foreign and state taxes, non-deductible executive compensation, share-based compensation from foreign employees, and Net Controlled Foreign Corporation Tested Income. Income tax benefit for the nine-month period ended September 30, 2025 was $11.7 million. The effective tax rate for the nine-month period ended September 30, 2025 was different from our statutory rate due to foreign and state taxes, changes in valuation allowances on deferred tax assets, non-deductible executive compensation, share-based compensation from foreign employees, and transaction costs.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized for all jurisdictions with the exception of certain of our digital operations, certain U.S. Foreign Tax Credit carryovers and certain states deferred tax assets. As a result of historical losses from our digital operations primarily in certain jurisdictions, certain U.S. Foreign Tax Credit carryovers, and capital loss, management has determined that it is more likely than not that deferred tax assets of $18.0 million at September 30, 2026 will not be realized and therefore we have established a valuation allowance in that amount on those assets.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines address the increasing digitalization of the global economy, re-allocating taxing rights among countries. The OECD, many other member states and various other governments have adopted, or are in the process of adopting, Pillar 2 which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. The OECD guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2, global minimum tax. On January 5, 2026, the OECD released the “Side-by-Side” (SbS) Safe Harbor guidance, effective January 1, 2026. This guidance provides a framework for coordinating the U.S. tax system with Pillar 2 rules, potentially limiting top-up tax liabilities for qualifying periods. We included the tax impact of Pillar 2 in the income tax for the three- and nine-month periods ended September 30, 2026, based on the rules effective for that period, and continues to evaluate the impact of the SbS guidance on future periods.

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

As of September 30, 2026 and December 31, 2025, we had unrecognized tax benefits of $32.1 million and $31.7 million. We will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Segment Operations

Our media segment consists of sales of advertising through various media, consisting of television, radio and digital. We own and/or operate one of the largest groups of Spanish-language television and radio stations in the United States. Our assets include 47 television stations and 44 radio stations (37 FM and 7 AM). These stations are concentrated in 13 of the 20 highest-density Latino markets in the United States. We are the largest affiliate group of the Spanish-language Univision and UniMás networks, which are owned by TelevisaUnivision. We also provide digital marketing services for businesses targeting Latino consumers.

Our ATS segment provides global performance marketing solutions primarily to mobile app developers. We operate this segment through two brands. Smadex, our programmatic demand-side advertising platform; and Adwake, our performance-based digital marketing agency.

Media

Net Revenue. Net revenue in our media segment increased to $49.1 million for the three-month period ended September 30, 2026 from $44.5 million for the three-month period ended September 30, 2025. This increase was primarily due to an increase of $4.7 million in broadcast advertising revenue, which was primarily political advertising revenue, and an increase of $0.5 million in retransmission consent revenue, partially offset by a decrease of $0.6 million in spectrum usage rights revenue.

Net revenue in our media segment increased to $136.6 million for the nine-month period ended September 30, 2026 from $130.9 million for the nine-month period ended September 30, 2025. This increase was primarily due to an increase of $5.6 million in digital advertising revenue, an increase of $1.1 million in broadcast advertising revenue, and an increase of $1.3 million in retransmission consent revenue, partially offset by a decrease of $2.5 million in spectrum usage rights revenue.

In general, the traditional broadcast industry is continuing to experience dramatic transformation. Most of our broadcast stations face declining audiences, which we believe is the situation across the industry, competitive factors with the other major Spanish-language broadcasters, and changing demographics and preferences of audiences, particularly younger audiences, in terms of the media they prefer to consume, including streaming and social media. In particular, the radio broadcast industry remains in a general state of decline as a result of numerous factors, including technological advancements in how audiences consume audio content, such as podcasts overtaking talk radio, leading to fragmentation in radio audiences; changing consumer preferences, especially among younger audiences who tend to prefer interactive and on-demand experiences over the linear broadcast model; economic pressures in the form of certain high fixed operational costs; and competition with other forms of media, especially digital, for advertising revenue. We anticipate that these changes in viewer habits and preferences, and in the broadcast industry as a whole, will persist at least for the foreseeable future and possibly permanently.

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

Cost of revenue. Cost of revenue in our media segment increased to $5.1 million for the three-month period ended September 30, 2026 from $5.0 million for the three-month period ended September 30, 2025.

Cost of revenue in our media segment increased to $16.5 million for the nine-month period ended September 30, 2026 from $12.9 million for the nine-month period ended September 30, 2025, primarily due to the increase in costs associated with the increase in digital advertising revenue and a decrease in gross margins.

Direct Operating Expenses. Direct operating expenses in our media segment increased to $29.8 million for the three-month period ended September 30, 2026 from $28.6 million for the three-month period ended September 30, 2025, primarily due to an increase of $0.9 million in costs associated with the increase in advertising revenue, an increase of $0.4 million in salaries and other employee benefits, an increase of $0.3 million in non-cash stock-based compensation, an increase of $0.1 million in rent expense, and an increase of $1.1 million in other items which were individually immaterial, partially offset by a decrease of $1.6 million in music license fees.

Direct operating expenses in our media segment increased to $86.7 million for the nine-month period ended September 30, 2026 from $81.9 million for the nine-month period ended September 30, 2025, primarily due to an increase of $1.9 million in expenses associated with the increase in revenue, an increase of $1.4 million in salaries and other employee benefits, an increase of $0.2 million in non-cash stock-based compensation, an increase of $0.2 million in rent expense, and an increase of $2.4 million in other items which were individually immaterial, partially offset by a decrease of $1.3 million in music license fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our media segment decreased to $11.4 million for the three-month period ended September 30, 2026 from $11.6 million for the three-month period ended September 30, 2025, primarily due to a decrease in rent expense of $0.3 million, and a decrease of $0.2 million in other items which were individually immaterial, partially offset by an increase of $0.3 million in salaries and other employee benefits.

Selling, general and administrative expenses in our media segment increased to $33.5 million for the nine-month period ended September 30, 2026 from $33.4 million for the nine-month period ended September 30, 2025, primarily due to an increase of $0.9 million in salaries and other employee benefits, and an increase of $0.3 million in bad debt expense, partially offset by a decrease in rent expense of $0.9 million and a decrease of $0.2 million in other items which were individually immaterial.

Advertising Technology & Services

Net Revenue. Net revenue in our ATS segment increased to $177.2 million for the three-month period ended September 30, 2026 from $76.1 million for the three-month period ended September 30, 2025. The increase was primarily due to an increase in advertising revenue from Smadex, driven primarily by a few large customers, primarily in Asia; increases in monthly active advertisers and revenue per monthly active advertiser; and an increase in advertising revenue from Adwake.

Net revenue in our ATS segment increased to $514.6 million for the nine-month period ended September 30, 2026 from $182.3 million for the nine-month period ended September 30, 2025. The increase was primarily due to an increase in advertising revenue from Smadex, driven primarily by a few large customers, primarily in Asia; increases in monthly active advertisers and revenue per monthly active advertiser; and an increase in advertising revenue from Adwake.

As noted below, the digital advertising industry is dynamic and our ATS operations are subject to rapid change as the underlying technology advances, advertiser expectations vary, and we face increased competition for advertisers generally. One of our priorities is to secure larger advertisers. Ad spend on our platforms by our largest advertisers can be variable for various reasons, and that could lead to variability in ATS quarterly results and on a comparative basis in future periods.

Cost of revenue. Cost of revenue in our ATS segment increased to $107.5 million for the three-month period ended September 30, 2026 from $46.0 million for the three-month period ended September 30, 2025, primarily due to costs associated with the increase in digital advertising revenue.

Cost of revenue in our ATS segment increased to $315.9 million for the nine-month period ended September 30, 2026 from $109.5 million for the nine-month period ended September 30, 2025, primarily due to costs associated with the increase in digital advertising revenue.

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

Direct operating expenses. Direct operating expenses in our ATS segment increased to $24.9 million for the three-month period ended September 30, 2026 from $12.7 million for the three-month period ended September 30, 2025, primarily due to an increase of $6.4 million in salaries, bonus and commission expense, an increase of $3.7 million in cloud infrastructure expenses, an increase of $1.4 million in expenses for sales events, travel and marketing and an increase of $1.2 million in non-cash stock-based compensation, partially offset by a decrease of $0.4 million in bad debt expense and a decrease of $0.1 million in other items which were individually immaterial.

Direct operating expenses in our ATS segment increased to $63.4 million for the nine-month period ended September 30, 2026 from $32.5 million for the nine-month period ended September 30, 2025, primarily due to an increase of $13.7 million in cloud infrastructure expenses, an increase of $12.0 million in salaries, bonus and commission expense, an increase of $2.8 million in expenses for sales events, travel and marketing, an increase of $2.5 million in non-cash stock-based compensation and an increase of $0.2 million in other items which were individually immaterial, partially offset by a decrease of $0.3 million in software expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our ATS segment increased to $9.5 million for the three-month period ended September 30, 2026, from $7.4 million for the three-month period ended September 30, 2025, primarily due to an increase of $0.7 million in salaries, payroll tax and benefits expense, an increase in bad debt expense of $0.3 million, an increase in professional services of $0.2 million, an increase in rent expense of $0.2 million, and an increase of $0.7 million in other items which were individually immaterial.

Selling, general and administrative expenses in our ATS segment increased to $24.7 million for the nine-month period ended September 30, 2026, from $17.6 million for the nine-month period ended September 30, 2025, primarily due to an increase of $4.2 million in salaries, payroll tax and benefits expense, an increase of $0.7 million in software expense, an increase of $0.8 million in professional services, an increase in rent expense of $0.3 million, an increase in operating taxes of $0.2 million, and an increase of $0.9 million in other items which were individually immaterial.

Liquidity and Capital Resources

While we have a history of operating income in some periods and operating losses in other periods, we also have a history of generating significant positive cash flows from our operations. We had net loss attributable to common stockholders of $79.2 million, $148.9 million and $15.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. We had positive cash flow from operations of $10.6 million, $74.7 million and $75.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. We had positive cash flow from operations of $61.7 million for the nine-month period ended September 30, 2026. For at least the next twelve months, we expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations.

We currently believe that our cash position is sufficient to meet our operating and capital expenses and debt service requirements for at least the next twelve months from the issuance of this report. We believe that our position is strengthened by cash and cash equivalents on hand, in the amount of $87.3 million, and available for sale marketable securities in the additional amount of $2.4 million, as of September 30, 2026. Our liquidity is not materially affected by the amounts held in accounts outside the United States.

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

For more information, see Note 2 to Notes to Condensed Consolidated Financial Statements.

Cash Flow

Net cash flow provided by operating activities was $61.7 million for the nine-month period ended September 30, 2026, compared to net cash flow provided by operating activities of $0.9 million for the nine-month period ended September 30, 2025. The change in cash flow from operating activities was primarily due to an increase in net income after adjusting for non-cash items. Significant non-cash items in the nine-month period ended September 30, 2026 included depreciation and amortization expense of $9.4 million, and non-cash stock based compensation of $12.4 million. Significant non-cash items in the nine-month period ended September 30, 2025 included impairment charges of $29.4 million, loss on lease abandonment charges of $25.2 million, depreciation and amortization expense of $9.6 million, deferred income tax benefit of $12.3 million, and non-cash stock based compensation of $8.1 million. The increase in cash flow from operating activities was partially offset by a decrease in net changes in working capital of negative $11.6 million for the nine-month period ended September 30, 2026 compared to positive $0.6 million for the nine-month period ended September 30, 2025. The net changes in working capital were primarily due to the timing of cash payments to publishers and collections from customers. We expect to have positive cash flow from operating activities for the full year 2026.

Net cash flow used in investing activities was $3.6 million for the nine-month period ended September 30, 2026, compared to net cash flow used in investing activities of $5.9 million for the nine-month period ended September 30, 2025. The change in net cash flow used in investing activities was primarily due to proceeds from sale of assets of $4.9 million for the nine-month period ended September 30, 2026, which we did not have in the nine-month period ended September 30, 2025, and purchases of marketable securities of $1.5 million for the nine-month period ended September 30, 2025, which we did not have in the nine-month period ended September 30, 2026, partially offset by purchases of property and equipment of $9.8 million for the nine-month period ended September 30, 2026 compared to $6.0 million for the nine-month period ended September 30, 2025.

We anticipate that our capital expenditures will be approximately $10 million during the full year 2026. The amount of our anticipated capital expenditures may change based on future changes in business plans and our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $30.2 million for the nine-month period ended September 30, 2026, compared to $29.1 million for the nine-month period ended September 30, 2025. The change in cash flow used in financing activities was primarily due to $1.3 million of tax payments related to shares withheld for share-based compensation during the nine-month period ended September 30, 2026, which did not occur in the nine-month period ended September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may affect our financial position, results of operations and/or cash flows due to adverse changes in the financial markets. We are also exposed to market risk from changes in the base rates on our Credit Facility.

Interest Rates

As of September 30, 2026, we had $152.7 million of variable rate bank debt outstanding under our Credit Facility. Our borrowings bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Term SOFR (as defined in the Amended Credit Agreement) plus a margin between 2.50% and 3.00%, depending on the Total Net Leverage Ratio (as defined in the Amended Credit Agreement) or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus a margin between 1.50% and 2.00%, depending on the Total Net Leverage Ratio. In addition, the unused portion of the Revolving Credit Facility is subject to a rate per annum between 0.30% and 0.40%, depending on the Total Net Leverage Ratio.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. For example, if the SOFR were to increase or decrease by a hypothetical 100 basis points, or one percentage point, from its September 30, 2026 level, our annual interest expense would increase or decrease, respectively, and cash flow from operations would decrease or increase, respectively, by $1.5 million based on the outstanding balance of our term loan as of September 30, 2026.

Foreign Currency

We have certain foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Historically, our revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our ATS operations, and we expect a portion of our future revenues will be denominated in currencies other than the U.S. dollar, primarily the Euro. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2026 would not be material to our consolidated results of operations or overall financial condition.

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

ITEM 1A. RISK FACTORS

If our contractual arrangements with TelevisaUnivision terminate or expire, we anticipate fundamental adjustments to our television operations and business operations as a whole.

If our network affiliation agreement, proxy agreement and sales and marketing agreement currently in effect with TelevisaUnivision terminate or expire, we would be required to undertake a fundamental adjustment to our television operations, which in turn would affect our business operations as a whole. Such adjustments could include, among other things, entering into an affiliation arrangement with a third party; operating our television stations on our own; or disposing of some, most or all of our television assets. It is likely that some alternatives we pursue could result in significant decreases in revenue and/or significant increases in cost.

In light of this possible development, we have initiated a review of our operating strategy and cost structure, but there can be no assurances that we will be able to address and manage timely and effectively our costs and infrastructure to offset, in whole or in part, the lost revenue from any significant reduction or termination of our television operations. In addition, we may incur significant costs associated with any efforts we may take, including but not limited to severance costs. Addressing operating strategy and cost reduction measures in light of such a development, were it to occur, including any related charges and the impact of any related workforce reduction, could have a material adverse effect on our business, operating results and financial condition.

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

We did not repurchase any shares of our Class A common stock during three- and nine-month periods ended September 30, 2026 and 2025. As of September 30, 2026, we have repurchased a total of 1.8 million shares of our Class A common stock under this share repurchase program for an aggregate purchase price of $11.3 million, or an average price per share of $6.43. All such repurchased shares were retired as of September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

10.1(1)	Amendment, effective as of September 30, 2026, by and among Entravision Communications Corporation, The Univision Network Limited Partnership, UniMás Network, and the other parties thereto.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

(1) Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 6, 2026.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ MARK BOELKE
Mark Boelke Chief Financial Officer, Chief Operating Officer and Treasurer

Date: November 5, 2026